Form 10-Q
period 2020-03-31
Schrodinger, Inc.
filed 2020-05-13
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-39206

Schrodinger, Inc.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 8, 2020, the registrant had 50,132,228 shares of common stock, $0.01 par value per share, and 13,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 (Unaudited)	6
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2020 and 2019 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	66
Item 4.	Mine Safety Disclosures	66
Item 5.	Other Information	66
Item 6.	Exhibits	66
Signatures		68

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives, are forward-looking statements. The words “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report include, among other things, statements about:

•	the potential advantages of our physics-based computational platform;

•	our strategic plans to accelerate the growth of our software business;

•	our research and development efforts for our internal drug discovery programs and our computational platform;

•	the initiation, timing, progress, and results of our internal drug discovery programs or the drug discovery programs of our collaborators;

•	our plans to discover and develop product candidates and to maximize their commercial potential by advancing such product candidates ourselves or in collaboration with others;

•	our plans to leverage the synergies between our businesses;

•	the timing of, the ability to submit applications for and the ability to obtain and maintain regulatory approvals for any product candidates we or one of our collaborators may develop;

•	our drug discovery collaborations and our estimates or expectations regarding any milestone or other payments we may receive from such collaborations;

•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;

•	the potential advantages of our drug discovery programs;

•	the rate and degree of market acceptance of our software solutions;

•	the potential impact of the COVID-19 pandemic on our business, operations, liquidity and prospects;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our estimates regarding the potential market opportunity for our software solutions and any product candidate we or any of our collaborators may in the future develop;

•	our marketing capabilities and strategy;

•	our intellectual property position;

•	our ability to identify technologies with significant commercial potential that are consistent with our commercial objectives;

•	our expectations related to the use of our cash, cash equivalents, and marketable securities;

•	our expectations related to the key drivers of our performance;

•	the impact of government laws and regulations;

•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing products, technologies, or therapies that are or become available;

•	our ability to maintain and establish collaborations and obtain additional funding;

•	our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel; and

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart our Business Startup Act of 2012.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in “Part II, Item 1A. Risk Factors”, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

You should read this Quarterly Report and the documents that we file with the Securities and Exchange Commission, or the SEC, with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Unless the context otherwise requires, we use the terms “company,” “we,” “us” and “our” in this Quarterly Report to refer to Schrödinger, Inc. and its consolidated subsidiaries.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

Assets	March 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$144,749	$25,986
Restricted cash	500	500
Marketable securities	143,505	59,844
Accounts receivable, net of allowance for doubtful accounts of $50 and $50	16,272	18,676
Unbilled and other receivables	1,908	7,062
Prepaid expenses	5,881	6,468
Total current assets	312,815	118,536
Property and equipment, net	6,488	6,268
Equity investments	15,156	15,366
Right of use assets	13,241	12,762
Other assets	2,172	2,338
Total assets	$349,872	$155,270
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$6,675	$3,524
Accrued payroll, taxes, and benefits	4,745	7,034
Deferred revenue	21,710	25,054
Lease liabilities	5,851	5,584
Other accrued liabilities	3,185	3,824
Total current liabilities	42,166	45,020
Deferred revenue, long-term	2,125	2,205
Lease liabilities, long-term	9,133	8,888
Other liabilities, long-term	900	900
Total liabilities	54,324	57,013
Commitments and contingencies (Note 4)
Convertible preferred stock:
Series E convertible preferred stock, $0.01 par value. Authorized zero and 77,150,132 shares; zero and 73,795,777 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	109,270
Series D convertible preferred stock, $0.01 par value. Authorized zero and 39,540,611 shares; zero and 39,540,611 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	22,000
Series C convertible preferred stock, $0.01 par value. Authorized zero and 47,242,235 shares; zero and 47,242,235 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	19,844
Series B convertible preferred stock, $0.01 par value. Authorized zero and 29,468,101 shares; zero and 29,468,101 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	9,840
Series A convertible preferred stock, $0.01 par value. Authorized zero and 134,704,785 shares; zero and 134,704,785 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	—	30,626
Total convertible preferred stock	—	191,580
Stockholders' equity (deficit):
Common stock, $0.01 par value. Authorized 500,000,000 and 425,000,000 shares; 50,122,938 and 6,121,821 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	501	61
Limited common stock, $0.01 par value. Authorized 100,000,000 and 146,199,885 shares; 13,164,193 and zero shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	132	—
Additional paid-in capital	414,248	11,655
Accumulated deficit	(118,922)	(105,096)
Accumulated other comprehensive (loss) income	(442)	16
Total stockholders’ equity (deficit) of Schrödinger stockholders	295,517	(93,364)
Noncontrolling interest	31	41
Total stockholders’ equity (deficit)	295,548	(93,323)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$349,872	$155,270

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Software products and services	$23,812	$18,605
Drug discovery	2,362	2,136
Total revenues	26,174	20,741
Cost of revenues:
Software products and services	4,001	3,133
Drug discovery	6,548	4,604
Total cost of revenues	10,549	7,737
Gross profit	15,625	13,004
Operating expenses:
Research and development	13,700	8,438
Sales and marketing	4,789	5,093
General and administrative	8,936	5,086
Total operating expenses	27,425	18,617
Loss from operations	(11,800)	(5,613)
Other (expense) income:
Change in fair value	(3,079)	(627)
Interest income	699	438
Total other expense	(2,380)	(189)
Loss before income taxes	(14,180)	(5,802)
Income tax expense	91	46
Net loss	(14,271)	(5,848)
Net loss attributable to noncontrolling interest	(445)	(54)
Net loss attributable to Schrödinger common and limited common stockholders	$(13,826)	$(5,794)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.34)	$(0.98)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	40,666,970	5,938,260

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(13,826)	$(5,794)
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(458)	10
Comprehensive loss	$(14,284)	$(5,784)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

																	Accumulated
	Series E preferred stock		Series D preferred stock		Series C preferred stock		Series B preferred stock		Series A preferred stock		Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss (income)	interest	equity (deficit)
Balance at December 31, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	6,121,821	$61	—	$—	$11,655	$(105,096)	$16	$41	$(93,323)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(458)	—	(458)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	57,581	1	—	—	176	—	—	—	177
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,775	—	—	—	1,775
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	435	435
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,826)	—	(445)	(14,271)
Balance at March 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	50,122,938	$501	13,164,193	$132	$414,248	$(118,922)	$(442)	$31	$295,548

Balance at December 31, 2018	53,669,659	$79,377	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	5,906,976	$59	—	$—	$8,915	$(80,525)	$(9)	$—	$(71,560)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10	—	10
Issuances of Series E preferred stock, net of issuance costs of $49	3,354,353	4,951	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	44,160	1	—	—	114	—	—	—	115
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	520	—	—	—	520
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,794)	—	(54)	(5,848)
Balance at March 31, 2019	57,024,012	$84,328	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	5,951,136	$60	—	$—	$9,549	$(86,319)	$1	$46	$(76,663)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,271)	$(5,848)
Adjustments to reconcile net loss to net cash used in
operating activities:
Noncash revenue from equity investments	(46)	(46)
Fair value adjustments	3,079	627
Depreciation	877	877
Stock-based compensation	1,775	520
Noncash research and development expenses	435	—
Noncash investment accretion	83	(1)
Decrease (increase) in assets:
Accounts receivable, net	2,404	1,065
Unbilled and other receivables	5,154	973
Reduction in the carrying amount of right of use assets	1,299	1,311
Prepaid expenses and other assets	(1,106)	87
Increase (decrease) in liabilities:
Accounts payable	2,110	1,028
Accrued payroll, taxes, and benefits	(2,289)	(685)
Deferred revenue	(3,378)	(2,714)
Lease liabilities	(1,266)	(1,469)
Other accrued liabilities	(638)	(348)
Net cash used in operating activities	(5,778)	(4,623)
Cash flows from investing activities:
Purchases of property and equipment	(843)	(1,065)
Purchases of equity investments	(2,869)	—
Purchases of marketable securities	(127,109)	(21,337)
Proceeds from sale and maturity of marketable securities	42,908	6,325
Net cash used in investing activities	(87,913)	(16,077)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	212,277	—
Issuances of Series E preferred stock, net	—	4,951
Issuances of common stock upon stock option exercise	177	115
Contribution by noncontrolling interest	—	100
Net cash provided by financing activities	212,454	5,166
Net increase (decrease) in cash and cash equivalents and restricted cash	118,763	(15,534)
Cash and cash equivalents and restricted cash, beginning of period	26,486	77,716
Cash and cash equivalents and restricted cash, end of period	$145,249	$62,182

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$64	$62
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment	254	—
Acquisitions of right of use assets in exchange for lease obligations	1,778	149
Right of use assets recognized on adoption	—	16,475
Accrued offering costs	786	—

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2020 and 2019

(in thousands, except for share and per share amounts)

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

On February 10, 2020, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 11,882,352 shares of common its stock at a public offering price of $17.00 per share.  The underwriters fully exercised their option to purchase an additional 1,782,352 shares of the Company’s common stock at the offering price. The Company raised approximately $209.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Immediately prior to the closing of the IPO, preferred stockholders voluntarily exchanged 98,406,823 shares of preferred stock for an aggregate of 13,164,193 shares of limited common stock.  In addition, upon the closing of the IPO, the remaining 226,344,686 shares of preferred stock automatically converted into an aggregate of 30,278,832 shares of common stock.

(2)	Significant Accounting Policies
(a)	Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company adopted this new standard effective January 1, 2020 with no material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606”. The amendments in this ASU clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precluded recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendment on January 1, 2020 with no material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company has not yet adopted ASU 2018-15 and does not expect the adoption to have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

(b)	Basis of Presentation and Use of Estimates

In management’s opinion, the accompanying unaudited condensed consolidated financial statements and the related interim disclosures and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the useful lives of long-lived assets, the recoverability of deferred tax assets, assumptions used in the allocation of revenue, and assumptions used in testing for impairment of long-lived assets. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements

(c)	Principles of Consolidation

The Company’s condensed unaudited consolidated financial statements include the accounts of Schrödinger, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency for foreign entities is the United States dollar. The Company accounts for investments over which it has significant influence, but not a controlling financial interest, using the equity method.

(d)	Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time.

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended March 31,
	2020	2019
Software products and services – point in time	59.7%	62.8%
Software products and services – over time	31.3	26.9
Drug Discovery – point in time	-	4.6
Drug Discovery – over time	9.0	5.7

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

Hosted software. Hosted software revenue consists primarily of fees to provide the Company’s customers with hosted licenses, which allows these customers to access the Company’s software platform on their own hardware without taking control of licenses.  Hosted software is recognized ratably over the term of the arrangement.

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

The following table illustrates the revenue recognized from the four sources of the software products and services revenue:

	Three Months Ended March 31,
	2020	2019
On premise software	$15,600	$13,023
Hosted software	2,133	1,711
Software maintenance	3,537	2,589
Professional services	2,542	1,282
Total software revenue	$23,812	$18,605

Drug Discovery

Revenue from drug discovery and collaboration services contracts is recognized either over time, typically by using costs incurred or hours expended to measure progress, or at a point in time based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration and milestone payments. The Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. As of March 31, 2020 and 2019, milestones not yet achieved that were determined to be probable of achievement totaled zero and $2,650, respectively. For the three months ended March 31, 2020 and 2019, zero and $1,677, respectively, was recognized as revenue associated with these milestones.

Significant Judgments

Significant judgments and estimates are required under Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

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

Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a standalone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not sell the license, product, or service separately, the Company determines the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. The Company typically has more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, the Company may use information such as the size and geographic region of the customer in determining the SSP. Professional service revenue is recognized as costs and hours are incurred, and judgment is required in estimating both the project status and the costs incurred or hours expended.

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

Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the condensed consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to invoicing; a deferred revenue liability is recorded when revenue is expected to be recognized subsequent to invoicing. For the Company’s time-based software agreements, customers are generally invoiced at the beginning of the arrangement for the entire term, though when the term spans multiple years the customers may be invoiced on an annual basis. For certain drug discovery agreements that include payment plans, the Company records a receivable related to revenue recognized upon delivery because it has an unconditional right to invoice and receive payment in the future related to those deliveries.

Contract assets are included in unbilled and other receivables within the condensed consolidated balance sheets and primarily relate to the Company’s rights to consideration for work completed but not billed on service contracts. Contract assets are transferred to receivables when the Company invoices the customer.

Contract balances were as follows:

	As of March 31,	As of December 31,
	2020	2019
Contract assets	$1,592	$6,904
Deferred revenue	23,835	27,259

For the three months ended March 31, 2020 and 2019, respectively, the Company recognized $12,782 and $9,748 of revenue that was included in deferred revenue at the end of the preceding period. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 91% of its March 31, 2020 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $13,895 as of March 31, 2020.

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

Deferred Sales Commissions

The Company has applied the practical expedient for sales commission expense, as any compensation paid to sales representatives to obtain a contract relates to a period of one year or less. Therefore, the Company has not capitalized any costs related to sales commissions.

(e)	Concentrations

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

As of March 31, 2020, one customer accounted for 19% of total accounts receivable. As of December 31, 2019, one customer accounted for 10% of total accounts receivable. For the three months ended March 31, 2020 no customer accounted for more than 10% of total revenues. For the three months ended March 31, 2019, one customer accounted for more than 10% of total revenues.

(f)	Income Taxes

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

The Company recognizes the effect of income tax positions only if such positions are deemed “more likely than not” capable of being sustained. Interest and penalties accrued on unrecognized tax benefits are included within income tax expense in the consolidated financial statements.

(g)	Equity Investments

The Company has entered into collaboration agreements with Nimbus Therapeutics, LLC (“Nimbus”), Morphic Therapeutic, Inc., a wholly owned subsidiary of Morphic Holding, Inc. (“Morphic”), and Petra Pharma Corporation (“Petra”) to perform drug design services in exchange for minority ownership, which are included within equity investments in the Company’s condensed consolidated balance sheets.

The Company has concluded that the carrying value of its equity investment in Nimbus should reflect its contractual rights to substantive profits. The Company further determined that the hypothetical liquidation at book value method (“HLBV method”) for valuing contractual rights to substantive profits provides the best representation of its financial position in Nimbus. During 2020, the Company continued to value Nimbus using the HLBV method.

The HLBV method is a balance sheet oriented approach to equity method accounting. Under the HLBV method, the Company determines its share of earnings or losses by comparing its claim on the book value at the beginning and end of each reporting period. This claim is calculated as the amount that the Company would receive (or be obligated to pay) if the investee were to liquidate all of its assets at recorded amounts, determined as of the balance sheet date in accordance with U.S. GAAP, and distribute the resulting cash to creditors and investors in accordance with their respective priorities.

Upon the completion of Morphic’s initial public offering in June 2019, the Company changed the valuation methodology used to value the Morphic investment. As there is a readily available public market for Morphic’s common stock, the Company values its investment based on the closing price of Morphic’s common stock as of the reporting date.

The Company has concluded that its equity investment in Petra should be valued using the historical cost method, as the Company does not exercise significant influence over Petra.

For further information regarding the Company’s equity investments, see Note 3, Fair Value Measurements and Note 9, Equity Investments.

(h)	Net Loss Per Share Attributable to Common and Limited Common Stockholders

Following the completion of the Company's IPO in February 2020, the outstanding equity of the Company consists of common stock and limited common stock. Under the Company’s certificate of incorporation, the rights of the holders of common stock and limited common stock are identical, except with respect to voting and conversion. Holders of limited common stock are precluded from voting such shares in any election of directors or on the removal of directors. Limited common stock may be converted into common stock at any time at the option of the stockholder.

Undistributed earnings allocated to the participating securities are subtracted from net income in determining net loss attributable to common and limited common stockholders. Basic net loss per share is computed by dividing net loss attributable to common and limited common stockholders by the weighted-average number of shares of common and limited common stock outstanding during the period.

For the calculation of diluted net loss, net income attributable to common and limited common stockholders for basic net loss is adjusted by the effect of dilutive securities, including awards under our equity compensation plans. Diluted net loss per share attributable to common and limited common stockholders is computed by dividing the resulting net income attributable to common and limited common stockholders by the weighted-average number of fully diluted shares of common and limited common stock outstanding. For purposes of this calculation, stock options are considered common stock equivalents but have been excluded from the calculation of net loss per share attributable to common and limited stockholders as their effect is anti-dilutive. For the three months ended March 31, 2020 and 2019, the computation of basic and diluted net loss per share is presented on a combined basis for common and limited common stock because the results are identical.

(3)	Fair Value Measurements

Various inputs are used in determining the fair value of the Company’s financial assets and liabilities. These inputs are summarized into the following three broad categories:

Level 1 – quoted prices in active markets for identical securities

Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of March 31, 2020 and December 31, 2019. The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$143,505	$—	$143,505
Equity investments	12,257	—	1,969	14,226
Total	$12,257	$143,505	$1,969	$157,731

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$59,844	$—	$59,844
Equity investments	14,328	—	108	14,436
Total	$14,328	$59,844	$108	$74,280

Fair value of the Company’s investment in Morphic, classified as Level 1 in the fair value hierarchy, was determined using the market price of Morphic’s common stock as of the close of trading on March 31, 2020.

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

Amount
As of December 31, 2018	$4,288
Unrealized loss	(626)
As of March 31, 2019	3,662
Unrealized loss	(3,662)
As of June 30, 2019	—
Unrealized loss	—
As of September 30, 2019	—
Unrealized gain	108
As of December 31, 2019	108
Cash contributions	2,869
Unrealized loss	(1,008)
As of March 31, 2020	$1,969

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the three months ended March 31, 2020 and the year ended December 31, 2019 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 9, Equity Investments, for further information.

(4)	Commitments and Contingencies
(a)	Leases

The Company leases office space under operating leases that expire at various dates through 2029. In addition to rental payments, the Company pays real property taxes, insurance, and repair and maintenance expenses for its office facilities. The Company recognizes rent expense on a straight-line basis over the life of the related lease, including any periods of free rent.

The Company adopted Topic 842 as of January 1, 2019. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. At the date of adoption of Topic 842, the Company determined lease liability amounts using a discount rate of 5.01%, which represents the Company’s incremental borrowing rate. The Company determines its incremental borrowing rate for lease liability using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of March 31, 2020, the remaining weighted average lease term was 4 years.

During the three months ended March 31, 2020, the Company entered into one new lease, which increased ROU assets and lease liabilities by $1,778. ROU assets and lease liabilities were equal as no lease costs or incentives were associated with acquiring the leases.

Variable and short-term lease costs were immaterial for the three months ended March 31, 2020. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended March 31,
	2020	2019
Operating lease costs	$1,506	$1,009
Cash paid for operating leases	1,892	1,409

Maturities of operating lease liabilities as of March 31, 2020 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2020	$4,580
2021	4,454
2022	1,724
2023	1,515
2024	1,532
Thereafter	1,886
Total future minimum lease payments	15,691
Less: imputed interest	(707)
Present value of future minimum lease payments	14,984
Less: current portion of operating leases payments	(5,851)
Lease liabilities, long-term	$9,133

(b)	Legal Matters

From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.

(5)	Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three months ended March 31, 2020, the difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.

For the three months ended March 31, 2020, the Company’s tax expense was $91. The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of March 31, 2020, the Company had $1,000 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At March 31, 2020, the Company’s statues of limitations are open for all federal and state years filed after the year ended December 31, 2015 and 2014 respectively.  Net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of net operating losses and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2019 and determined that such an ownership change has not occurred.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (“NOLs”) originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.

With the enactment of the CARES Act, the Company does not expect a financial statement impact. The Company has not recorded any financial statement expense or benefit related to the CARES Act for the three months ended March 31, 2020.

(6)	Stockholders’ Equity (Deficit)
(a)	Common Stock

Upon the closing of the IPO, 226,344,686 shares of preferred stock automatically converted into an aggregate of 30,278,832 shares of common stock. As of March 31, 2020, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock.

Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company.

(b)	Limited Common Stock

Immediately prior to the closing of the IPO, preferred stockholders voluntarily exchanged 98,406,823 shares of preferred stock for an aggregate of 13,164,193 shares of limited common stock. As of March 31, 2020, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock.  Holders of the Company’s limited common stock have the right to exchange each share of limited common stock for one share of the Company’s common stock.

Limited common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the limited common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future. As of March 31, 2020, 13,164,193 shares of limited common stock were outstanding.

(c)	Preferred Stock

As of March 31, 2020, the Company had authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share.  The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. As of March 31, 2020, no preferred stock was issued or outstanding.

(7)	Stock-Based Compensation

Stock Incentive Plans

As of March 31, 2020, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”) and the 2020 Stock Plan (the “2020 Plan”) (together, the “Plans”),  The 2020 Plan provides for the award  of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards.

The 2010 Plan provided for the granting of incentive stock options and non-qualified stock options. As of the effective date of the 2020 Plan, no shares remained available for future issuance under the 2010 Plan and no further awards will be made under the 2010 Plan. Any options or awards outstanding under the 2010 Plan remain outstanding and effective. Shares of common stock subject to outstanding awards granted under the 2010 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company are available for issuance under the 2020 Plan.

Stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. The maximum contractual term of options granted under the Plans is typically 10 years, options generally vest over four years with 25% of the shares underlying the option vesting at the end of the first year and the remaining vesting monthly over the following three years.

During the three months ended March 31, 2020 and 2019, 57,581 and 44,160 stock options were exercised under the Plans with total cash received upon option exercise of $177 and $115, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2020 and 2019 were calculated using an average of historical exercises. Estimated volatility for the three months ended March 31, 2020 and 2019 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

Prior to the Company’s IPO, where there was no public market for the Company’s common stock, the board of directors estimated the price of the Company’s common stock based upon several factors, including, but not limited to, third party valuations and the Company’s operating and financial performance. The third party valuations took into consideration several factors, including prices for preferred stock that were sold to outside investors in arm’s length transactions, and the rights, preferences, and privileges of the preferred stock and the common stock; the fact that the option grants involved illiquid securities in a private company; the Company’s stage of development and revenue growth; the state of the industry and the economy; the marketplace and major competitors; and the likelihood of achieving a liquidity event for the shares of common stock underlying the options, such as an initial public offering or sale of the Company, given prevailing market conditions. These valuations were performed in accordance with the American Institute of Certified Public Accountants’ Audit and Accounting Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Subsequent to the Company’s IPO, the board of directors determined the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the day of grant.

As of March 31, 2020, there were 2,204,251 shares available for grant under the 2020 Plan.  As of December 31, 2019, there were 1,764,221 shares available for grant under the 2010 Plan. Following are the weighted average valuation assumptions used for options:

	Three Months Ended March 31,
	2020	2019
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	60%	57%
Expected term (years)	4.49	6.05
Risk-free interest rate	1.44%	2.54%

The following table presents classification of stock-based compensation expense within the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
Cost of sales	$253	$89
Research and development	508	111
Sales and marketing	93	71
General and administrative	921	249
Total stock-based compensation	$1,775	$520

The weighted average grant date fair value of options granted during the three months ended March 31, 2020 and 2019 was $7.66 and $2.48, respectively. The intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $1,231 and $77, respectively.

As of March 31, 2020, there was $32,031 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 3.62 years. The fair value of shares vested during the three months ended March 31, 2020 and 2019 was $1,213 and $571, respectively.

(8)	Net Loss Per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(13,826)	$(5,794)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	40,666,970	5,938,260
Net loss per share	$(0.34)	$(0.98)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2020	2019
Convertible preferred stock	-	41,184,460
Shares subject to outstanding common stock options	6,790,938	4,560,913
	6,790,938	45,745,373

(9)	Equity Investments

The Company classifies the Nimbus investment as an equity investment within the condensed consolidated balance sheets. The Nimbus investment was received as compensation for collaboration services provided under a separate service agreement. During the three months ended March 31, 2020, the Company made a $2,869 cash investment in Nimbus. The Company held 7.6% and 6.7% of Nimbus units on a fully diluted basis as of March 31, 2020 and December 31, 2019, respectively.

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

Under the HLBV method, the Company reported losses of $1,008 and $626 on the Nimbus investment for the three months ended March 31, 2020 and 2019, respectively. The carrying value of the Nimbus investment was $1,969 and $108 as of March 31, 2020 and December 31, 2019, respectively. The Company has no obligation to fund Nimbus losses in excess of its initial investment.

In June 2019, Morphic successfully completed an initial public offering. The Company accounts for its investment in Morphic at fair value based on the share price of Morphic’s common stock at the measurement date.

The Company reported losses of $2,071 and zero on the Morphic investment for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the carrying value of the Company’s investment in Morphic was $12,257 and $14,328, respectively. The Company has no obligation to fund Morphic losses in excess of its initial investment.

As of March 31, 2020 and December 31, 2019, the carrying value of non-marketable equity securities was $930.

(10)	Related Party Transactions
(a)	D. E. Shaw

As of March 31, 2020, companies collectively controlled by David E. Shaw and/or affiliates of companies controlled by David E. Shaw (“D. E. Shaw entities”), owned 16,496,156 shares of issued and outstanding common stock. As of December 31, 2019, D. E. Shaw entities owned 123,314,389 shares of the issued and outstanding Series A Preferred stock.

For the three months ended March 31, 2020 and 2019, the Company licensed technology and purchased services for $1,565 and $2,101, respectively, from D. E. Shaw entities. In addition, D. E. Shaw entities purchased certain products and services from, and provided cost reimbursements to, the Company totaling $28 and $18 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had net payables of $1,890 and $1,760, respectively, to D.E. Shaw entities.

(b)	Board Member

For the three months ended March 31, 2020 and 2019, the Company paid consulting fees of $127 and $87, respectively, to a member of its board of directors.

(c)	Bill and Melinda Gates Foundation

As of March 31, 2020, Bill and Melinda Gates Foundation Trust (“BMGFT”) owned 6,981,664 shares and 13,164,193 shares of common stock and limited common stock, respectively. As of December 31, 2019, BMGFT owned 29,468,101 shares, 47,242,235 shares, 35,946,010 shares, and 33,543,539 shares of issued and outstanding Series B, Series C, Series D, and Series E Preferred stock, respectively.

For the three months ended March 31, 2020 and 2019, the Bill & Melinda Gates Foundation, an entity under common control with BMGFT, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $778 and $350 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, the Company had net receivables of $558 and $294, respectively, due from the Bill & Melinda Gates Foundation.

(d)	Nimbus

For the three months ended March 31, 2020 and 2019, the Company recognized revenue of $86 and $301, respectively, from collaboration services agreements with Nimbus.

(11)	Segment Reporting

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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2020	2019
Segment revenues:
Software	$23,812	$18,605
Drug discovery	2,362	2,136
Total segment revenues	$26,174	$20,741
Segment gross profit:
Software	$19,811	$15,472
Drug discovery	(4,186)	(2,468)
Total segment gross profit	15,625	13,004
Unallocated:
Research and development expense	(13,700)	(8,438)
Sales and marketing expense	(4,789)	(5,093)
General and administrative expense	(8,936)	(5,086)
Change in fair value	(3,079)	(627)
Interest income	699	438
Income tax expense	(91)	(46)
Consolidated net loss	$(14,271)	$(5,848)

The following table sets forth revenues by geographic area for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
United States	$13,486	$9,872
Europe	8,281	6,440
Japan	1,970	2,664
Rest of World	2,437	1,765
	$26,174	$20,741

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part II, Item 1A. Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We generate revenues from sales of our software solutions and from research funding and milestone payments from our drug discovery collaborations, which we have used to support our research and development and other operating expenses. In addition, since inception we have raised gross proceeds of $192.6 million from sales of our convertible preferred stock as well as amounts received from our equity investment in Nimbus Therapeutics, LLC, or Nimbus, which we co-founded in 2009. In late 2018 and early 2019, we issued and sold an aggregate of 73,795,777 shares of Series E convertible preferred stock at $1.4906 per share, for $110.0 million in gross proceeds. In 2016, Nimbus sold its Acetyl-CoA carboxylase, or ACC, inhibitor, firsocostat, to Gilead Sciences, Inc., or Gilead Sciences, in a transaction valued at approximately $1.2 billion, comprised of an upfront payment and earn outs that are tied to the achievement of specified development and regulatory milestones. Of this amount, $601.3 million has been paid to Nimbus to date, and we received a total of $46.0 million in cash distributions in 2016 and 2017. We are eligible to receive up to $46 million in future cash distributions on the remaining approximately $600 million of earn outs, if and when such earn outs are achieved. However, the likelihood and timing of such payments, if any, are not possible for us to predict as the achievement of the development and regulatory milestones under the transaction agreement is uncertain and outside of our control. In December 2019, Gilead Sciences announced topline results from its Phase 2 clinical trial, which included firsocostat, both as a monotherapy and in combination with other investigational therapies, in which the primary endpoint was not met. Gilead Sciences announced that it was continuing to analyze the data from the trial and determine next steps. We do not know how this development will affect Nimbus’ right to receive future earnout payments from Gilead Sciences or our right to receive cash distributions from Nimbus. However, if Gilead Sciences determined not to continue to advance the development of firsocostat, then we would not expect to receive any additional distributions from Nimbus on account of this program. Additionally, even if Nimbus were to receive any further earnout payments from Gilead Sciences, any distribution to us as an investor in Nimbus would need to be approved by the board of directors of Nimbus.

On February 10, 2020, we closed our initial public offering of our common stock, in which we sold 13,664,704 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds to us of $209.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

We currently conduct our operations through two reportable segments: software and drug discovery. The software segment is focused on selling our software to transform drug discovery across the life sciences industry, as well as to customers in materials science industries. The drug discovery segment is focused on generating revenue from a diverse portfolio of preclinical and clinical programs, internally and through collaborations that have advanced to various stages of discovery and development.

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

We generated revenue of $26.2 million and $20.7 million during the three months ended March 31, 2020 and 2019, respectively, representing year-over-year growth of 26%. Our net loss attributable to Schrödinger common stockholders and limited common stockholders was $13.8 million and $5.8 million for the three months ended March 31, 2020 and 2019, respectively.

Impact of COVID-19 Pandemic

In December 2019, a disease referred to as COVID-19 was reported and has spread to many countries worldwide, including the United States. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, state, local, federal, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests.

While during the first quarter we did not see material impacts to our business from the crisis, certain market risks are beginning to emerge that could affect our software growth and the timing of our drug discovery revenues for the remainder of 2020.  With respect to our software business, some of our customers may experience increasing budget pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases.  In addition, due to the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events has been hampered. Relative to our drug discovery programs, the crisis could delay the progress of certain programs, particularly ones that are in clinical studies or preparing to enter clinical studies.  Delays in these programs could result in delays achieving milestones and related revenue.  We view these risks as temporary, and we believe we have the financial resources to manage effectively during this time.  We do not envision a long-term impact on our ability to execute on our strategy.

Management is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, customers, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors –A widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs,” included elsewhere in this Quarterly Report.

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

Cost of Revenues

Software products and services. Cost of revenues for software includes personnel-related expenses (comprised of salaries, benefits, and stock-based compensation) for employees directly involved in the delivery of software solutions, maintenance and professional services, royalties paid for products sold and services performed using third-party licensed software functionality, and allocated overhead (facilities and information technology support) costs. Pursuant to various third-party arrangements, we license technology that is used in our software. These arrangements require us to pay royalties based on sales volume.

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

Research and Development Expense

Research and development expense accounts for a significant portion of our operating expenses. We recognize research and development expense as incurred. Research and development expense consist of internal drug discovery program costs and costs incurred for continuous development of the technology and science that supports our computational platform, primarily:

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

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair values of our equity investments, including Nimbus and Morphic Holding, Inc., or Morphic. In June 2019, Morphic became a publicly traded company and, as such, fair value is determined as the current market value of Morphic common stock as of the reporting date. We remeasure our holding in Morphic at each period end.  Prior to Morphic’s initial public offering, fair value changes for our Morphic investment were determined under the hypothetical liquidation book value, or HLBV, method. For further information regarding the HLBV method, see “—Critical Accounting Policies and Significant Judgments and Estimates—Valuation of Equity Investments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We expect that fair value gains and losses may fluctuate significantly in future periods.

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

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

The following table summarizes our unaudited results of operations data for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands)
Revenues:
Software products and services	$23,812	$18,605	$5,207	28%
Drug discovery	2,362	2,136	226	11%
Total revenues	26,174	20,741	5,433	26%
Cost of revenues:
Software products and services	4,001	3,133	868	28%
Drug discovery	6,548	4,604	1,944	42%
Total cost of revenues	10,549	7,737	2,812	36%
Gross profit	15,625	13,004	2,621	20%
Operating expenses:
Research and development	13,700	8,438	5,262	62%
Sales and marketing	4,789	5,093	(304)	-6%
General and administrative	8,936	5,086	3,850	76%
Total operating expenses	27,425	18,617	8,808	47%
Loss from operations	(11,800)	(5,613)	(6,187)	110%
Other (expense) income:
Change in fair value	(3,079)	(627)	(2,452)
Interest income	699	438	261
Total other (expense) income	(2,380)	(189)	(2,191)
Loss before income taxes	(14,180)	(5,802)	(8,378)
Income tax expense (benefit)	91	46	45
Net loss	(14,271)	(5,848)	(8,423)
Net loss attributable to noncontrolling interest	(445)	(54)	(391)
Net loss attributable to Schrödinger stockholders	$(13,826)	$(5,794)	$(8,032)

Revenues

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands)
Revenues:
On-premise software	$15,600	$13,023	$2,577	20%
Hosted software	2,133	1,711	422	25%
Software maintenance	3,537	2,589	948	37%
Professional services	2,542	1,282	1,260	98%
Total software products and services	23,812	18,605	5,207	28%
Drug discovery	2,362	2,136	226	11%
Total revenues	$26,174	$20,741	$5,433	26%

On-premise software. The increase in revenues for on-premise software was primarily attributable to the timing of revenue for multi-year deals, as well as increased sales from existing customers during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019, and new customers during the period.

Hosted software. The increase in revenues for hosted software was due to increased sales from existing customers, as well as new customers purchasing hosted software subscriptions in the second half on 2019, for which revenue is recognized over time.

Software maintenance. The increase in revenues for software maintenance was primarily due to growing product sales in the second half of 2019, for which revenue is recognized over time.

Professional services. The increase in revenues from professional services was primarily due to higher modeling services fees and revenue from technology services for several substantial projects that began in the fourth quarter of 2019.

Drug discovery. The increase in revenues for drug discovery was primarily due to the timing and amount of collaboration milestones achieved during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Cost of Revenues

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands)
Cost of revenues:
Software products and services	$4,001	$3,133	$868	28%
Gross margin	83%	83%
Drug discovery	6,548	4,604	1,944	42%

Software products and services. The increase in cost of revenues for software products and services during the three months ended March 31, 2020 was attributable to increases of $0.4 million in personnel-related expenses and $0.4 million in royalty expenses.

Drug discovery. The increase in cost of revenues for drug discovery during the three months ended March 31, 2020 was attributable to increases of $1.1 million in personnel-related expenses, $0.4 million in compute capacity costs, and $0.5 million in other costs of revenue.

Research and Development Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands)
Research and development	$13,700	$8,438	$5,262	62%

The increase in research and development expense during the three months ended March 31, 2020 was due to an additional approximately $1.8 million  increase in CRO costs associated with the expansion and progression of internal drug discovery programs, an approximately $2.3 million increase in personal related costs, an approximately $0.4 million increase in cloud computing expense, and $0.8 million of other costs.

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands)
Sales and marketing	$4,789	$5,093	$(304)	-6%

The decrease in sales and marketing expense during the three months ended March 31, 2020 was primarily attributable to a decrease in personnel-related expenses.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2020	2019	$	%
	(in thousands)
General and administrative	$8,936	$5,086	$3,850	76%

The increase in general and administrative expense during the three months ended March 31, 2020 was primarily attributable to an increase of $2.0 million in personnel-related expenses due to additional employee headcount and an increase of $1.9 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure.

Change in Fair Value

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Change in fair value	$(3,079)	$(627)	$(2,452)

The loss in fair value during the three months ended March 31, 2020 was due to a $2.1 million loss on our equity investment in Morphic and a $1.0 million loss on our equity investment in Nimbus. Morphic became a publicly traded company in June 2019 and, as such, we revalued our investment as of March 31, 2020 to equal the current fair market value of Morphic’s common stock. The Nimbus fair value loss was determined under the HLBV method.

The loss in fair value during the three months ended March 31, 2019 was due to a $0.6 million loss on our equity investment in Nimbus.

Interest Income

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Interest income	$699	$438	$261

The increase in interest income during the three months ended March 31, 2020 was attributable to increased earnings on our investment portfolio balance, which increased significantly year-over-year due to the investment of proceeds from our initial public offering of our common stock.

Income Tax Expense

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Income tax expense	$91	$46	$45

Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense represents our income tax obligations in certain foreign jurisdictions in which we conduct business.

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference into this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended March 31, 2020.

Liquidity and Capital Resources

Historically we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2020, we had an accumulated deficit of $118.9 million. Our operating cash flows are impacted by the magnitude and timing of our software sales and, to a lesser degree, by the magnitude and timing of our drug discovery milestone achievements and research funding fees. Our primary use of cash is to fund operating expenses, which consist of research and development, sales and marketing, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay operating expenses to vendors and collect amounts due from customers and collaborators, which is reflected in changes in our operating assets and liabilities, including accounts payable, accrued expenses, prepaid expenses, deferred revenue, and accounts receivable.

We generate revenues from sales of our software solutions and from research funding and milestone payments from our drug discovery collaborations, which we have used to support our research and development and other operating expenses. Since inception, we have also financed our operations from sales of our convertible preferred stock, as well as amounts received from our equity investment in Nimbus, which we co-founded in 2009, and the net proceeds of our initial public offering in February 2020. In late 2018 and early 2019, we issued and sold an aggregate of 73,795,777 shares of Series E convertible preferred stock at $1.4906 per share, for $110.0 million in gross proceeds. In 2016, Nimbus sold its ACC inhibitor to Gilead Sciences in a transaction valued at approximately $1.2 billion, comprised of an upfront payment and earn outs. Of this amount, $601.3 million has been paid to Nimbus to date, and we have received a total of $46.0 million in cash distributions to date. We are eligible to receive future cash distributions on the remaining approximately $600 million of earn outs, if and when such earn outs are achieved. However, the likelihood and timing of such payments, if any, are not possible for us to predict as the achievement of the development and regulatory milestones under the transaction agreement is uncertain and outside of our control. In December 2019, Gilead Sciences announced topline results from its Phase 2 clinical trial, which included firsocostat, both as a monotherapy and in combination with other investigational therapies, in which the primary endpoint was not met. Gilead Sciences announced that it was continuing to analyze the data from the trial and determine next steps. We do not know how this development will affect Nimbus’ right to receive future earnout payments from Gilead Sciences or our right to receive cash distributions from Nimbus. However, if Gilead Sciences determined not to continue to advance the development of firsocostat, then we would not expect to receive any additional distributions from Nimbus on account of this program. Additionally, even if Nimbus were to receive any further payments from Gilead Sciences, any distribution to us as an investor in Nimbus would need to be approved by the board of directors of Nimbus.

On February 10, 2020, we closed our initial public offering of our common stock, in which we sold 13,664,704 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $209.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us. As of March 31, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $288.8 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards capital preservation and liquidity.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(5,778)	$(4,623)
Net cash used in investing activities	(87,913)	(16,077)
Net cash provided by financing activities	212,454	5,166
Net increase (decrease) in cash and cash equivalents and restricted cash	$118,763	$(15,534)

Operating activities

During the three months ended March 31, 2020, operating activities used approximately $5.8 million of cash, primarily resulting from net loss of $13.8 million, partially offset by $3.2 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs, and a $3.6 million non-cash loss from changes in fair value. Changes in our operating assets and liabilities provided cash of approximately $1.9 million.

During the three months ended March 31, 2019, operating activities used approximately $4.6 million of cash, primarily resulting from net loss of $5.8 million, partially offset by $1.4 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs, and a $0.6 million non-cash loss from changes in fair value. Changes in our operating assets and liabilities provided cash of approximately $0.8 million.

Investing activities

During the three months ended March 31, 2020, investing activities used approximately $87.9 million of cash, consisting of $84.2 million used for purchases of marketable securities, net of maturities, $2.9 million used for the purchase of additional shares of Nimbus, and $0.8 million used for purchases of property and equipment

During the three months ended March 31, 2019, investing activities used approximately $16.1 million of cash, consisting of $15.0 million used for purchases of marketable securities, net of maturities, and $1.1 million used for purchases of property and equipment.

Financing activities

During the three months ended March 31, 2020, financing activities provided approximately $212.5 million of cash, primarily attributable to proceeds from our initial public offering of our common stock.

During the three months ended March 31, 2019, financing activities provided approximately $5.2 million of cash, primarily attributable to proceeds from issuances of our Series E preferred stock.

Funding Requirements

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our internal programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our co-founded companies. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events, which may trigger such distributions. In addition, with respect to our internal wholly-owned programs, as part of our strategy we may choose to pursue licensing arrangements when we believe it will help maximize the commercial value of any such program. If we are able to successfully enter into any licensing arrangements in the future, the potential amounts we may be entitled to and the likelihood and timing of such payments, including at what stage of discovery or development we may choose to pursue such arrangements, is uncertain.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$15,691	$5,961	$6,694	$2,995	$41

(1)

Operating lease obligations consist of our continuing rent obligations through January 2029, primarily for our principal offices located in New York, New York and Portland, Oregon, which expire in August 2021 and August 2026, respectively.

In November 2019, we entered into a three-year agreement with a third-party cloud provider for compute power. The agreement contains a minimum payment obligation, which totals $18 million over the three years after the date we entered into the agreement. These amounts are not included in the table above because there is not an annual commitment.

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

Emerging Growth Company and Smaller Reporting Status

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We would cease to be a smaller reporting company if we have a public float in excess of $250 million or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis. Similar to EGCs, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statement in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our reported market risks or risk management policies since the filing of our 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2020. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report and our other public filings with the SEC. The risks described below are not the only risks facing our company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results, and financial condition to suffer materially.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses, and we expect to incur losses over the next several years.

We have a history of significant operating losses. Our net loss attributable to Schrödinger common stockholders and limited common stockholders for the three months ended March 31, 2020 was $13.8 million and our net losses for the years ended December 31, 2019 and December 31, 2018 were $25.7 million and $28.4 million, respectively. As of March 31, 2020, we had an accumulated deficit of $118.9 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery program, and we have not yet identified our first clinical candidate. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 26% from $20.7 million in the three months ended March 31, 2019 to $26.2 million in the three months ended March 31, 2020 and increased by 28% from $66.6 million in the fiscal year ended December 31, 2018 to $85.5 million in the fiscal year ended December 31, 2019. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

As of March 31, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $288.8 million. In February 2020, we closed our initial public offering, in which we issued and sold 13,664,704 shares of common stock at a public offering price of $17.00 per share for net proceeds to us of $209.6 million after deducting underwriting discounts and commissions and estimated offering expenses. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition.  On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or the 2017 Tax Act, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted earnings (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years ending after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the 2017 Tax Act.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had federal net operating losses, of approximately $104.3 million and state NOLs of approximately $64.8 million, which, if not utilized, generally begin to expire in 2020. As of December 31, 2019, we also had federal research and development tax credit carryforwards of approximately $8.0 million and state research and development tax credit carryforwards of approximately $0.4 million, which, if not utilized, generally begin to expire in 2020. These NOLs and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2019 and determined that such an ownership change has not occurred. However, we may experience such ownership changes in the future as a result of our initial public offering or of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

There is also a risk that due to regulatory changes, such as suspension of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities.  As described above in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the 2017 Tax Act as amended by the CARES Act, includes changes to U.S. federal tax rates and rules governing NOL carryforwards that may significantly impact our ability to utilize NOLs to offset taxable income in the future.  In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our NOLS and other tax attributes.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2019. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the estimated variable consideration included in the transaction price in our contracts with customers, stock-based compensation, and valuation of our equity investments in early-stage biotechnology companies. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

•	drug discovery collaborators could suffer from operations delays as a result of global health impacts, such as COVID-19; and
•	drug discovery collaborations may be terminated prior to our receipt of any significant value from the collaboration.

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

We expect to rely on third parties to synthesize any molecules with therapeutic potential that we discover. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, or geopolitical developments or public health pandemics, such as COVID-19, or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.

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

The success of our and any future collaborators’ development and commercialization programs will depend on several factors, including the following:

•	successful completion of necessary preclinical studies to enable the initiation of clinical trials;
•	successful enrollment of patients in, and the completion of, the clinical trials;
•	acceptance by the FDA or other regulatory agencies of regulatory filings for any product candidates we and our future collaborators may develop;
•	expanding and maintaining a workforce of experienced scientists and others to continue to develop any product candidates;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for any product candidates we and our future collaborators may develop;
•	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	establishing sales, marketing, and distribution capabilities for drug products and successfully launching commercial sales, if and when approved;
•	acceptance of any product candidates we and our future collaborators may develop, if and when approved, by patients, the medical community, and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
•	patients’ willingness to pay out-of-pocket in the absence of coverage and/or adequate reimbursement from third-party payors;
•	ongoing or future restrictions resulting from the COVID-19 pandemic and its collateral consequences may result in internal and external operational delays and limitations; and
•	maintaining a continued acceptable safety profile following receipt of any regulatory approvals.

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

For the three months ended March 31, 2020 and the year ended December 31, 2019, sales to customers outside of the United States accounted for approximately 48% and 44% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

•	adverse tax consequences, including the potential for required withholding taxes;
•	global health pandemics, such as COVID-19; and
•	unstable regional and economic political conditions.

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

A widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs.

Our business and operations could be adversely affected by health epidemics, including the recent COVID-19 pandemic, impacting the markets and industries in which we and our customers and collaborators operate. In December 2019, a disease referred to as COVID-19 was reported and has spread to many countries worldwide, including the United States. The ongoing global COVID-19 pandemic may adversely impact many aspects of our business.

The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, state, local, federal, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers and collaborators. We have implemented a work-from-home policy for all of our employees, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential or current customers and collaborators, or other decreases in productivity that could seriously harm our business. As a result of the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events has been hampered.

Furthermore, if certain of our customers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they may decrease their spending, which may result in decreased software revenue. In addition, as a result of the COVID-19 pandemic, we may experience delays in the progress of certain of our drug discovery and development programs, particularly those that are in clinical studies or preparing to enter clinical studies. Delays in any such programs could result in delays achieving milestones and related revenue.

The global impact of COVID-19 continues to rapidly evolve, and we will continue to monitor the situation closely. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change.  We do not yet know the full extent of potential delays or impacts on our business, operations, or the global economy as a whole.  While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak of this or any other widespread epidemics will not occur, or that the global economy will recover, either of which could seriously harm our business.

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

We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see “Item 1. Business—License Agreements with Columbia University” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.

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

As of May 8, 2020, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 52.3% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to exchange each share of its limited common stock for one share of our common stock, approximately 62.2% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. Since our initial public offering in February 2020 and through May 11, 2020, the intraday price of our common stock has fluctuated from a low of $25.50 to a high of $57.37. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	our investment in, and the success of, our software solutions;
•	the success of our research and development efforts for our internal drug discovery programs;
•	initiation and progress of preclinical studies and clinical trials for any product candidates that we may develop;
•	results of or developments in preclinical studies and clinical trials of any product candidates we may develop or those of our competitors or potential collaborators;
•	the success of our drug discovery collaborators and any milestone or other payments we receive from such collaborators;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	the recruitment or departure of key personnel;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	sales of common stock by us, our executive officers, directors or principal stockholders, or others, or the anticipation of such sales;
•	market conditions in the biopharmaceutical sector;
•	general economic, industry, and market conditions;
•	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic; and
•	the other factors described in this “Risk Factors” section.

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

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies in our internal drug discovery programs as well developments and milestones under our collaborations. Morphic has also made public statements regarding its expectations for the development of programs under collaboration with us and they and other collaborators may in the future make additional statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future collaborators’ drug discovery and development programs, including as a result of COVID-19, the amount of time, effort, and resources committed by us and our current and future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our or our current and future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of May 8, 2020, we had outstanding 50,132,228 shares of common stock and 13,164,193 shares of limited common stock.  This includes the 13,664,704 shares of common stock that we sold in our initial public offering, which became freely tradeable in the public market without restriction immediately following the offering, unless purchased by our affiliates. The remaining shares of our common stock and shares of our limited common stock are currently restricted as a result of securities laws or lock-up agreements, but will be eligible to be sold in the near future. The representatives of the underwriters for our initial public offering may release some or all of the shares of common stock subject to lock-up agreements at any time in their sole discretion and without notice, which would allow for earlier sales of shares in the public market.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. We would cease to be a smaller reporting company if we have a public float in excess of $250 million or have annual revenues in excess of $100 million and a public float in excess of $700 million, determined on an annual basis. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statement in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

We have implemented measures designed to improve our internal control over financial reporting to remediate the material weakness. For example, we have increased communication with our equity investee companies to ensure timely receipt of relevant financial information; we have instructed our material investees to provide quarterly U.S. GAAP financial statements; and we have implemented completeness and accuracy controls surrounding the financial data received from investees. The material weakness has been remediated as of December 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Set forth below is information regarding common stock and limited common stock issued and options exercised during the three months ended March 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not been otherwise described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

The following share numbers have been adjusted, as appropriate, to reflect the one-for-7.47534 reverse stock split of our common stock that became effective on January 24, 2020.

(a) Stock Option Exercises

From January 1, 2020 through March 31, 2020, we issued 57,581 shares of our common stock to our employees, directors, advisors and consultants upon the exercise of stock options outstanding under our 2010 Stock Plan for aggregate consideration of $177,387.

The shares of common stock issued upon the exercise of stock options were issued pursuant to written compensatory plans or arrangements with our employees, directors, advisors, and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act, or pursuant to Section 4(a)(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All recipients either received adequate information about our company or had access, through employment or other relationships, to such information.

(b) Issuances of Common Stock and Limited Common Stock upon Conversion of Preferred Stock

On February 10, 2020, in connection with the closing of our initial public offering of our common stock, (i) 98,406,823 shares of our preferred stock were voluntarily exchanged for an aggregate of 13,164,193 shares of our limited common stock and (ii) 226,344,686 shares of our preferred stock automatically converted into an aggregate of 30,278,832 shares of our common stock.  The conversion of preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

Use of Proceeds

On February 5, 2020, our registration statement on Form S-1, as amended (File No. 333-235890) was declared effective by the SEC in connection with our initial public offering of common stock, pursuant to which we issued and sold on February 10, 2020, 13,664,704 shares of our common stock at a public offering price of $17.00 per share, including 1,782,352 additional shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, for total gross proceeds of $232.3 million. On February 10, 2020, we received net proceeds of $209.6 million, after deducting $16.3 million in underwriting discounts and commissions and $6.4 million in estimated offering expenses borne by us.  There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, dated February 5, 2020, as filed with the SEC on February 6, 2020.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-39206	3.1	2/10/2020
3.2	Amended and Restated Bylaws	8-K	001-39206	3.2	2/10/2020
4.1	Amended and Restated Share Exchange Agreement, dated January 24, 2020, by and between the Registrant and Bill & Melinda Gates Foundation Trust	S-1/A	333-235890	4.2	1/27/2020
10.1	2020 Equity Incentive Plan	S-1/A	333-235890	10.4	1/27/2020
10.2	Form of Stock Option Agreement and Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan	S-1/A	333-235890	10.5	1/27/2020
10.3	2020 Employee Stock Purchase Plan	S-1/A	333-235890	10.6	1/27/2020
10.4	Director Compensation Policy	S-1/A	333-235890	10.7	1/27/2020
10.5	Senior Executive Incentive Compensation Plan	S-1	333-235890	10.8	1/10/2020
10.6	Executive Severance and Change in Control Benefits Plan	S-1	333-235890	10.9	1/10/2020
10.7	Global Bonus Plan	S-1/A	333-235890	10.33	1/27/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Schrödinger, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schrödinger, Inc.

Date: May 13, 2020	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2020	By:	/s/ Joel Lebowitz
Chief Financial Officer (Principal Financial Officer)