Form 10-Q
period 2020-06-30
Schrodinger, Inc.
filed 2020-08-10
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 50,146,628 shares of common stock, $0.01 par value per share, and 13,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (Unaudited)	6
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2020 and 2019 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

Assets	June 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$110,380	$25,986
Restricted cash	500	500
Marketable securities	173,646	59,844
Accounts receivable, net of allowance for doubtful accounts of $50 and $50	13,849	18,676
Unbilled and other receivables	3,345	7,062
Prepaid expenses	5,294	6,468
Total current assets	307,014	118,536
Property and equipment, net	5,837	6,268
Equity investments	22,680	15,366
Right of use assets	11,918	12,762
Other assets	2,102	2,338
Total assets	$349,551	$155,270
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$5,523	$3,524
Accrued payroll, taxes, and benefits	5,757	7,034
Deferred revenue	23,138	25,054
Lease liabilities	5,839	5,584
Other accrued liabilities	2,791	3,824
Total current liabilities	43,048	45,020
Deferred revenue, long-term	1,979	2,205
Lease liabilities, long-term	7,777	8,888
Other liabilities, long-term	600	900
Total liabilities	53,404	57,013
Commitments and contingencies (Note 5)
Convertible preferred stock:
Series E convertible preferred stock, $0.01 par value. Authorized zero and 77,150,132 shares; zero and 73,795,777 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	109,270
Series D convertible preferred stock, $0.01 par value. Authorized zero and 39,540,611 shares; zero and 39,540,611 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	22,000
Series C convertible preferred stock, $0.01 par value. Authorized zero and 47,242,235 shares; zero and 47,242,235 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	19,844
Series B convertible preferred stock, $0.01 par value. Authorized zero and 29,468,101 shares; zero and 29,468,101 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	9,840
Series A convertible preferred stock, $0.01 par value. Authorized zero and 134,704,785 shares; zero and 134,704,785 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	—	30,626
Total convertible preferred stock	—	191,580
Stockholders' equity (deficit):
Common stock, $0.01 par value. Authorized 500,000,000 and 425,000,000 shares; 50,139,639 and 6,121,821 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	501	61
Limited common stock, $0.01 par value. Authorized 100,000,000 and 146,199,885 shares; 13,164,193 and zero shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	132	—
Additional paid-in capital	417,032	11,655
Accumulated deficit	(122,272)	(105,096)
Accumulated other comprehensive income	727	16
Total stockholders’ equity (deficit) of Schrödinger stockholders	296,120	(93,364)
Noncontrolling interest	27	41
Total stockholders’ equity (deficit)	296,147	(93,323)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$349,551	$155,270

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Software products and services	$20,900	$14,482	$44,712	$33,087
Drug discovery	2,192	4,528	4,554	6,664
Total revenues	23,092	19,010	49,266	39,751
Cost of revenues:
Software products and services	3,862	3,671	7,863	6,804
Drug discovery	5,647	5,488	12,195	10,092
Total cost of revenues	9,509	9,159	20,058	16,896
Gross profit	13,583	9,851	29,208	22,855
Operating expenses:
Research and development	16,657	9,531	30,357	17,969
Sales and marketing	4,362	5,343	9,151	10,436
General and administrative	9,651	8,940	18,587	14,026
Total operating expenses	30,670	23,814	58,095	42,431
Loss from operations	(17,087)	(13,963)	(28,887)	(19,576)
Other income:
Gain on equity investments	4,156	—	4,156	—
Change in fair value	8,359	12,661	5,280	12,034
Interest income	570	524	1,269	962
Total other income	13,085	13,185	10,705	12,996
Loss before income taxes	(4,002)	(778)	(18,182)	(6,580)
Income tax expense (benefit)	64	(51)	155	(5)
Net loss	(4,066)	(727)	(18,337)	(6,575)
Net loss attributable to noncontrolling interest	(716)	(227)	(1,161)	(281)
Net loss attributable to Schrödinger common and limited common stockholders	$(3,350)	$(500)	$(17,176)	$(6,294)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.05)	$(0.01)	$(0.33)	$(0.14)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	63,296,366	44,495,701	51,981,647	44,493,667

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss attributable to Schrödinger common and limited common stockholders	$(3,350)	$(500)	$(17,176)	$(6,294)
Changes in market value of investments, net of tax:
Unrealized gain on marketable securities	1,169	18	711	28
Comprehensive loss	$(2,181)	$(482)	$(16,465)	$(6,266)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

																	Accumulated
	Series E preferred stock		Series D preferred stock		Series C preferred stock		Series B preferred stock		Series A preferred stock		Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss (income)	interest	equity (deficit)
Balance at December 31, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	6,121,821	$61	—	$—	$11,655	$(105,096)	$16	$41	$(93,323)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(458)	—	(458)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	57,581	1	—	—	176	—	—	—	177
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,775	—	—	—	1,775
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	435	435
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,826)	—	(445)	(14,271)
Balance at March 31, 2020	—	—	—	—	—	—	—	—	—	—	50,122,938	501	13,164,193	132	414,248	(118,922)	(442)	31	295,548
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,169	—	1,169
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	16,701	—	—	—	55	—	—	—	55
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,729	—	—	—	2,729
Contributions by non-controlling interest											—	—	—	—	—	—	—	712	712
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,350)	—	(716)	(4,066)
Balance at June 30, 2020	—	—	—	—	—	—	—	—	—	—	50,139,639	501	13,164,193	132	417,032	(122,272)	727	27	296,147

Balance at December 31, 2018	53,669,659	$79,377	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	5,906,976	$59	—	$—	$8,915	$(80,525)	$(9)	$—	$(71,560)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10	—	10
Issuances of Series E preferred stock, net of issuance costs of $49	3,354,353	4,951	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	44,160	1	—	—	114	—	—	—	115
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	520	—	—	—	520

Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,794)	—	(54)	(5,848)
Balance at March 31, 2019	57,024,012	84,328	39,540,611	22,000	47,242,235	19,844	29,468,101	9,840	134,704,785	30,626	5,951,136	60	—	—	9,549	(86,319)	1	46	(76,663)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18	—	18
Issuances of Series E preferred stock, net of issuance costs of $58	16,771,765	24,942	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	25,027	—	—	—	65	—	—	—	65
Stock-based compensation	—	—	—	—	—	—	—	—	—	—			—	—	531	—	—	—	531
Contributions by non-controlling interest			—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	226	226
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	—	(227)	(727)
Balance at June 30, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	5,976,163	$60	—	$—	$10,145	$(86,819)	$19	$45	$(76,550)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(18,337)	$(6,575)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on equity investments	(4,156)	—
Noncash revenue from equity investments	(169)	(92)
Fair value adjustments	(5,280)	(12,034)
Depreciation	1,758	1,793
Stock-based compensation	4,504	1,051
Noncash research and development expenses	1,147	227
Noncash investment accretion	(205)	(212)
Decrease (increase) in assets:
Accounts receivable, net	4,827	233
Unbilled and other receivables	4,126	1,044
Reduction in the carrying amount of right of use assets	2,622	1,551
Prepaid expenses and other assets	(447)	1,149
Increase (decrease) in liabilities:
Accounts payable	1,999	123
Accrued payroll, taxes, and benefits	(1,277)	(35)
Deferred revenue	(1,973)	1,779
Lease liabilities	(2,634)	(1,547)
Other accrued liabilities	(1,334)	2,682
Net cash used in operating activities	(14,829)	(8,863)
Cash flows from investing activities:
Purchases of property and equipment	(1,327)	(1,393)
Purchases of equity investments	(2,869)	—
Distribution from equity investment	4,582	—
Purchases of marketable securities	(177,694)	(65,504)
Proceeds from sale and maturity of marketable securities	64,808	12,325
Net cash used in investing activities	(112,500)	(54,572)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	211,491	—
Issuances of Series E preferred stock, net	—	29,893
Issuances of common stock upon stock option exercise	232	180
Contribution by noncontrolling interest	—	100
Net cash provided by financing activities	211,723	30,173
Net increase (decrease) in cash and cash equivalents and restricted cash	84,394	(33,262)
Cash and cash equivalents and restricted cash, beginning of period	26,486	77,716
Cash and cash equivalents and restricted cash, end of period	$110,880	$44,454

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$149	$43
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment	—	26
Acquisitions of right of use assets in exchange for lease obligations	1,778	464
Right of use assets recognized on adoption	—	16,475
Reclass of deferred financing costs to additional paid in capital	1,858	—

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2020 and 2019

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
(a)	Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2018-13, Changes to Disclosure Requirements for Fair Value Measurements (Topic 820), which improved the effectiveness of disclosure requirements for recurring and nonrecurring fair value measurements. The standard removes, modifies, and adds certain disclosure requirements. The Company adopted this new standard effective January 1, 2020 with no material impact on its consolidated financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this ASU clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precluded recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendment on January 1, 2020 with no material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company has not yet adopted ASU 2018-15 and does not expect the adoption to have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements and the related interim disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 16, 2020.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the useful lives of long-lived assets, the recoverability of deferred tax assets, assumptions used in the allocation of revenue, and the valuation of stock-based compensation. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements

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

(d)	Concentrations

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

As of June 30, 2020, one customer accounted for 28% of total accounts receivable. As of December 31, 2019, one customer accounted for 10% of total accounts receivable. For the three and six months ended June 30, 2020 and 2019, no customer accounted for more than 10% of total revenues.

(e)	Income Taxes

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

(f)	Equity Investments

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

Prior to May 2020, the Company had concluded that its equity investment in Petra should be valued using the historical cost method, as the Company does not exercise significant influence over Petra.  During May 2020, Petra merged with a third party. For further information regarding the Company’s equity investments, including the Petra merger, see Note 4, Fair Value Measurements and Note 10, Equity Investments.

(g)	Net Loss per Share Attributable to Common and Limited Common Stockholders

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

For the calculation of diluted net loss, net income attributable to common and limited common stockholders for basic net loss is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. Diluted net loss per share attributable to common and limited common stockholders is computed by dividing the resulting net income attributable to common and limited common stockholders by the weighted-average number of fully diluted shares of common and limited common stock outstanding. For purposes of this calculation, stock options are considered common stock equivalents but have been excluded from the calculation of net loss per share attributable to common and limited stockholders as their effect is anti-dilutive. For the three and six months ended June 30, 2020 and 2019, the computation of basic and diluted net loss per share is presented on a combined basis for common and limited common stock because the results are identical.

(3)	Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time.

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Software products and services – point in time	53.1%	45.3%	56.7%	54.4%
Software products and services – over time	37.4	30.9	34.1	28.8
Drug Discovery – point in time	3.3	8.9	1.5	6.7
Drug Discovery – over time	6.2	14.9	7.7	10.1

(a)	Software Products and Services

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

The Company’s software business derives revenue from five sources: (i) on-premise software license fees, (ii) hosted software subscription fees, (iii) software maintenance fees, (iv) professional services fees, and (v) contributions.

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

Contribution. Contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC.  The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement.  Revenue was recognized upon execution of the agreement when invoiced in accordance with Accounting Standards Codification (“ASC”) Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.

The following table presents the revenue recognized from the five sources of the software products and services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
On premise software	$11,105	$8,601	$26,704	$21,624
Hosted software	2,312	1,911	4,446	3,622
Software maintenance	3,551	2,848	7,088	5,437
Professional services	2,932	1,122	5,474	2,404
Revenue from contracts with customers	19,900	14,482	43,712	33,087
Contribution	1,000	—	1,000	—
Total software revenue	$20,900	$14,482	$44,712	$33,087

(b)	Contribution Revenue

During the three months ended June 30, 2020, the Company recognized contribution revenue related to an agreement with Gates Ventures, LLC, which covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. During the three months ended June 30, 2020, the Company recorded a receivable of $1,000 in connection with its entry into the agreement, and the Company is entitled to receive additional $1,000 payments on or around the first and second anniversary of its entry into the agreement, subject to the Company providing certain progress reports to the Trustees of Columbia University in the City of New York. As of June 30, 2020, the Company had no deferred revenue balance related to this agreement.  The Company has recognized $1,000 as revenue since the inception of the agreement.

(c)	Drug Discovery

Revenue from drug discovery and collaboration services contracts is recognized either over time, typically by using costs incurred or hours expended to measure progress, or at a point in time based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration and milestone payments. The Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. As of June 30, 2020 and 2019, milestones not yet achieved that were determined to be probable of achievement totaled $750 and $3,500, respectively, and $309 and $2,318 of those milestones were recognized as revenue for the six months ended June 30, 2020 and 2019.

(d)	Significant Judgments

Significant judgments and estimates are required under Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (Topic 606). Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

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

(e)	Contract Balances

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

Contract balances were as follows:

	As of June 30,	As of December 31,
	2020	2019
Contract assets	$2,625	$6,904
Deferred revenue	25,117	27,259

For the three and six months ended June 30, 2020 and 2019, respectively, the Company recognized $10,619, $18,639, $9,847, and $13,880 of revenue that was included in deferred revenue at the end of the preceding period. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 92% of its June 30, 2020 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $14,663 as of June 30, 2020.

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

(f)	Deferred Sales Commissions

The Company has applied the practical expedient for sales commission expense, as any compensation paid to sales representatives to obtain a contract relates to a period of one year or less. Therefore, the Company has not capitalized any costs related to sales commissions.

(4)	Fair Value Measurements

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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of June 30, 2020 and December 31, 2019. The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$173,646	$—	$173,646
Equity investments	22,586	—	—	22,586
Total	$22,586	$173,646	$—	$196,232

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$59,844	$—	$59,844
Equity investments	14,328	—	108	14,436
Total	$14,328	$59,844	$108	$74,280

Fair value of the Company’s investment in Morphic, classified as Level 1 in the fair value hierarchy, was determined using the market price of Morphic’s common stock as of the close of trading on June 30, 2020.

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

Amount
As of December 31, 2018	$4,288
Unrealized loss	(626)
As of March 31, 2019	3,662
Unrealized loss	(3,662)
As of June 30, 2019	—
Unrealized loss	—
As of September 30, 2019	—
Unrealized gain	108
As of December 31, 2019	108
Cash contributions	2,869
Unrealized loss	(1,008)
As of March 31, 2020	1,969
Unrealized loss	(1,969)
As of June 30, 2020	$—

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the six months ended June 30, 2020 and the year ended December 31, 2019 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 10, Equity Investments, for further information.

(5)	Commitments and Contingencies
(a)	Leases

The Company leases office space under operating leases that expire at various dates through 2029. In addition to rental payments, the Company pays real property taxes, insurance, and repair and maintenance expenses for its office facilities. The Company recognizes rent expense on a straight-line basis over the life of the related lease, including any periods of free rent.

The Company adopted Topic 842, Leases as of January 1, 2019. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. At the date of adoption of Topic 842, the Company determined lease liability amounts using a discount rate of 5.01%, which represents the Company’s incremental borrowing rate. The Company determines its incremental borrowing rate for lease liability using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of June 30, 2020, the remaining weighted average lease term was 4 years.

During the six months ended June 30, 2020, the Company entered into one new lease, which increased right-of-use (“ROU”) assets and lease liabilities by $1,778. ROU assets and lease liabilities were equal as no lease costs or incentives were associated with acquiring the leases.

Variable and short-term lease costs were immaterial for the six months ended June 30, 2020. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease costs	$1,449	$1,399	$2,955	$2,408
Cash paid for operating leases	1,518	1,247	2,960	2,479

Maturities of operating lease liabilities as of June 30, 2020 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2020	$3,063
2021	4,457
2022	1,727
2023	1,516
2024	1,533
Thereafter	1,887
Total future minimum lease payments	14,183
Less: imputed interest	(567)
Present value of future minimum lease payments	13,616
Less: current portion of operating leases payments	(5,839)
Lease liabilities, long-term	$7,777

(b)	Legal Matters

From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.

(6)	Income Taxes

The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense (benefit). Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.

For the three months and six months ended June 30, 2020, the difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.

For the three and six months ended June 30, 2020 and 2019, the Company’s tax expense (benefit) was $64, $155, $(51), and $(5), respectively. The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of June 30, 2020, the Company had $1,000 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At June 30, 2020, the Company’s statues of limitations are open for all federal and state years filed after the year ended December 31, 2015 and 2014 respectively. Net operating loss and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

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

With the enactment of the CARES Act, the Company does not expect a financial statement impact. The Company has not recorded any financial statement expense or benefit related to the CARES Act for the three and six months ended June 30, 2020.

(7)	Stockholders’ Equity (Deficit)
(a)	Common Stock

Upon the closing of the IPO, 226,344,686 shares of preferred stock automatically converted into an aggregate of 30,278,832 shares of common stock. As of June 30, 2020, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock.

Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company.

(b)	Limited Common Stock

Immediately prior to the closing of the IPO, preferred stockholders voluntarily exchanged 98,406,823 shares of preferred stock for an aggregate of 13,164,193 shares of limited common stock. As of June 30, 2020, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock.  Holders of the Company’s limited common stock have the right to exchange each share of limited common stock for one share of the Company’s common stock.

Limited common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the limited common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future. As of June 30, 2020, 13,164,193 shares of limited common stock were outstanding.

(c)	Preferred Stock

As of June 30, 2020, the Company had authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share.  The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. As of June 30, 2020, no preferred stock was issued or outstanding.

(8)	Stock-Based Compensation

Stock Incentive Plans

As of June 30, 2020, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”) and the 2020 Stock Plan (the “2020 Plan”) (together, the “Plans”). The 2020 Plan provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards.

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

During the three and six months ended June 30, 2020 and 2019, 16,701, 74,282, 25,027, and 69,187 stock options were exercised under the Plans with total cash received upon option exercise of $55, $232, $65, and $180, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2020 and 2019 were calculated using an average of historical exercises. Estimated volatility for the six months ended June 30, 2020 and 2019 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

Prior to the Company’s IPO, when there was no public market for the Company’s common stock, the board of directors estimated the price of the Company’s common stock based upon several factors, including, but not limited to, third party valuations and the Company’s operating and financial performance. The third party valuations took into consideration several factors, including prices for preferred stock that were sold to outside investors in arm’s length transactions, and the rights, preferences, and privileges of the preferred stock and the common stock; the fact that the option grants involved illiquid securities in a private company; the Company’s stage of development and revenue growth; the state of the industry and the economy; the marketplace and major competitors; and the likelihood of achieving a liquidity event for the shares of common stock underlying the options, such as an initial public offering or sale of the Company, given prevailing market conditions. These valuations were performed in accordance with the American Institute of Certified Public Accountants’ Audit and Accounting Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation.

Subsequent to the Company’s IPO, the board of directors determines the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the day of grant.

As of June 30, 2020, there were 2,250,178 shares available for grant under the 2020 Plan.  As of December 31, 2019, there were 236,005 shares available for grant under the 2010 Plan. Following are the weighted average valuation assumptions used for options:

	Six Months Ended June 30,
	2020	2019
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	60%	57%
Expected term (years)	4.49	6.25
Risk-free interest rate	1.44%	2.52%

The following table presents classification of stock-based compensation expense within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of sales	$305	$82	$558	$171
Research and development	822	113	1,330	224
Sales and marketing	116	75	208	145
General and administrative	1,486	262	2,408	511
Total stock-based compensation	$2,729	$532	$4,504	$1,051

The weighted average per share grant date fair value of options granted during the three and six months ended June 30, 2020 and 2019 was $22.22, $8.59, $2.42, and $2.48, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2020 and 2019 was $780, $2,011, $43, and $120, respectively.

As of June 30, 2020, there was $33,017 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 3.39 years. The fair value of shares vested during the three and six months ended June 30, 2020 and 2019 was $680, $1,893, $378, and $948, respectively.

(9)	Net Loss per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(3,350)	$(500)	$(17,176)	$(6,294)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	63,296,366	44,495,701	51,981,647	44,493,667
Net loss per share	$(0.05)	$(0.01)	$(0.33)	$(0.14)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible preferred stock	-	42,836,364	-	42,014,975
Shares subject to outstanding common stock options	8,443,017	4,842,035	7,616,998	4,701,474
	8,443,017	47,678,399	7,616,998	46,716,449

(10)	Equity Investments

The Company classifies the Nimbus investment as an equity investment within the condensed consolidated balance sheets. The Nimbus investment was received as compensation for collaboration services provided under a separate service agreement. During the six months ended June 30, 2020, the Company made a $2,869 cash investment in Nimbus. The Company held 7.6% and 6.7% of Nimbus units on a fully diluted basis as of June 30, 2020 and December 31, 2019, respectively.

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

Under the HLBV method, the Company reported losses of $1,969, $2,977, $3,662, and $4,289 on the Nimbus investment for the three and six months ended June 30, 2020 and 2019, respectively. The carrying value of the Nimbus investment was zero and $108 as of June 30, 2020 and December 31, 2019, respectively. The Company has no obligation to fund Nimbus losses in excess of its initial investment.

In June 2019, Morphic successfully completed an initial public offering. The Company accounts for its investment in Morphic at fair value based on the share price of Morphic’s common stock at the measurement date.

The Company reported gains of $10,329, $8,528, $16,323, and $16,323 on the Morphic investment for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the carrying value of the Company’s investment in Morphic was $22,586 and $14,328, respectively. The Company has no obligation to fund Morphic losses in excess of its initial investment.

During May 2020, Petra entered into a merger agreement with a third party. In connection with the merger, the Company received $4,582 of merger consideration and is eligible to receive potential earn-outs tied to the achievement of specified development, regulatory, and commercial milestones. The Company is also eligible to receive $409 in escrow payments. As the escrow payments are expected to be received within 12 months from the closing of the merger, they have been recorded as other receivables within the condensed consolidated balance sheets. The Company also recorded a $4,156 gain on investment for the three and six months ended June 30, 2020.

In connection with the merger, the Company also received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company does not exercise significant influence over Ravenna and, as such, the Company has recorded its investment in Ravenna as a non-marketable equity security. As of June 30, 2020 and December 31, 2019, the carrying value of non-marketable equity securities was $94 and $930.

(11)	Related Party Transactions
(a)	D. E. Shaw

As of June 30, 2020, companies collectively controlled by David E. Shaw and/or affiliates of companies controlled by David E. Shaw (“D. E. Shaw entities”), owned 16,496,156 shares of issued and outstanding common stock. As of December 31, 2019, D. E. Shaw entities owned 123,314,389 shares of the issued and outstanding Series A Preferred stock.

For the three and six months ended June 30, 2020 and 2019, the Company licensed technology and purchased services for $1,485, $3,207, $1,103, and $2,489, respectively, from D. E. Shaw entities. In addition, D. E. Shaw entities purchased certain products and services from, and provided cost reimbursements to, the Company totaling $20, $48, $13, and $25 for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company had net payables of $1,586 and $1,040, respectively, to D.E. Shaw entities.

(b)	Board Member

For the three and six months ended June 30, 2020 and 2019, the Company paid consulting fees of $87, $174, $87, and $174, respectively, to a member of its board of directors.

(c)	Bill and Melinda Gates Foundation

As of June 30, 2020, Bill and Melinda Gates Foundation Trust (“BMGFT”) owned 6,981,664 shares of common stock and 13,164,193 shares of limited common stock. As of December 31, 2019, BMGFT owned 29,468,101 shares, 47,242,235 shares, 35,946,010 shares, and 33,543,539 shares of issued and outstanding Series B, Series C, Series D, and Series E Preferred stock, respectively.

For the three and six months ended June 30, 2020 and 2019, the Bill & Melinda Gates Foundation, an entity under common control with BMGFT, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $523, $1,301, $396, and $745 for the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, the Company had net receivables of $574 and $294, respectively, due from the Bill & Melinda Gates Foundation.

During the three and six months ended June 30, 2020, the Company also recognized contribution revenue of $1,000 related to an agreement with Gates Ventures, LLC, an entity under control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of June 30, 2020 and December 31, 2019, the Company had net receivables of $1,000 and zero, respectively, due from Gates Ventures, LLC.

(d)	Nimbus

For the three and six months ended June 30, 2020 and 2019, the Company recognized revenue of $122, $208, $379, and $680, respectively, from collaboration services agreements with Nimbus.

(12)	Segment Reporting

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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment revenues:
Software	$20,900	$14,482	$44,712	$33,087
Drug discovery	2,192	4,528	4,554	6,664
Total segment revenues	$23,092	$19,010	$49,266	$39,751
Segment gross profit:
Software	$17,038	$10,811	$36,849	$26,283
Drug discovery	(3,455)	(960)	(7,641)	(3,428)
Total segment gross profit	13,583	9,851	29,208	22,855
Unallocated:
Research and development expense	(16,657)	(9,531)	(30,357)	(17,969)
Sales and marketing expense	(4,362)	(5,343)	(9,151)	(10,436)
General and administrative expense	(9,651)	(8,940)	(18,587)	(14,026)
Gain on equity investments	4,156	—	4,156	—
Change in fair value	8,359	12,661	5,280	12,034
Interest income	570	524	1,269	962
Income tax expense (benefit)	(64)	51	(155)	5
Consolidated net loss	$(4,066)	$(727)	$(18,337)	$(6,575)

The following table sets forth revenues by geographic area for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$13,141	$10,936	$26,627	$20,808
Europe	4,920	2,640	13,202	9,080
Japan	3,003	4,069	4,972	6,733
Rest of World	2,028	1,365	4,465	3,130
	$23,092	$19,010	$49,266	$39,751

(13)	Subsequent Events

On July 20, 2020, Relay Therapeutics, Inc. (“Relay”) completed its initial public offering. The Company owns 422,425 shares of common stock of Relay. As of June 30, 2020 and December 31, 2019, the carrying value of the shares of common stock of Relay was zero. The Company will value its investment based on the closing price of Relay’s common stock as of each subsequent reporting date.

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

We generate revenues from sales of our software solutions and from research funding and milestone payments from our drug discovery collaborations, which we have used to support our research and development and other operating expenses. In addition, since inception we also financed our operations from sales of our convertible preferred stock, as well as amounts received from our equity investment in Nimbus Therapeutics, LLC, or Nimbus, which we co-founded in 2009, and the net proceeds of our initial public offering in February 2020. In late 2018 and early 2019, we issued and sold an aggregate of 73,795,777 shares of Series E convertible preferred stock at $1.4906 per share, for $110.0 million in gross proceeds. In 2016, Nimbus sold its Acetyl-CoA carboxylase, or ACC, inhibitor, firsocostat, to Gilead Sciences, Inc., or Gilead Sciences, in a transaction valued at approximately $1.2 billion, comprised of an upfront payment and earn outs that are tied to the achievement of specified development and regulatory milestones. Of this amount, $601.3 million has been paid to Nimbus to date, and we received a total of $46.0 million in cash distributions in 2016 and 2017. We are eligible to receive up to $46 million in future cash distributions on the remaining approximately $600 million of earn outs, if and when such earn outs are achieved. However, the likelihood and timing of such payments, if any, are not possible for us to predict as the achievement of the development and regulatory milestones under the transaction agreement is uncertain and outside of our control. In December 2019, Gilead Sciences announced topline results from its Phase 2 clinical trial, which included firsocostat, both as a monotherapy and in combination with other investigational therapies, in which the primary endpoint was not met. Gilead Sciences announced that it was continuing to analyze the data from the trial and determine next steps. We do not know how this development will affect Nimbus’ right to receive future earnout payments from Gilead Sciences or our right to receive cash distributions from Nimbus. However, if Gilead Sciences determined not to continue to advance the development of firsocostat, then we would not expect to receive any additional distributions from Nimbus on account of this program. Additionally, even if Nimbus were to receive any further earnout payments from Gilead Sciences, any distribution to us as an investor in Nimbus would need to be approved by the board of directors of Nimbus.

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

Our software segment generates revenue from software product licenses, hosted software subscriptions, software maintenance, professional services, and contributions. The revenue we generate through our software solutions from each of our customers varies largely depending on the number of software licenses our customers purchase from us. The licenses that our customers purchase from us provide them the ability to perform a certain number of calculations used in the design of molecules for drug discovery or materials science. We deliver our software through either (i) a product license that permits our customers to install the software solution directly on their own in-house hardware and use it for a specified term, or (ii) a subscription that allows our customers to access the cloud-based software solution for a specified term.

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

We generated revenue of $23.1 million and $19.0 million during the three months ended June 30, 2020 and 2019, respectively, representing year-over-year growth of 21%. Our net loss attributable to Schrödinger common stockholders and limited common stockholders was $3.4 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.

Business Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus (“COVID-19”) emerged and has since spread to many countries worldwide, including the United States. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, state, local, federal, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. In order to safeguard the health of our employees, in early March 2020 we implemented a company-wide work-from-home policy. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. Our re-openings are being conducted on a limited basis and are voluntary for all of our employees. We intend to continue to phase-in the re-opening of our offices as our management and federal, state, or local authorities advise, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests.

While we did not see material impacts to our business from the COVID-19 pandemic during the first half of 2020, we have identified certain market risks that, if they materialize, could affect the growth of our software business and the timing of our drug discovery revenues for at least the remainder of 2020.  With respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases.  In addition, due to the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our drug discovery programs, the COVID-19 pandemic could delay the progress of certain programs, particularly ones that are in clinical studies or preparing to enter clinical studies.  Delays in these programs could result in delays in achieving milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

Management is actively monitoring the COVID-19 pandemic and its possible effects on our financial condition, liquidity, operations, customers, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A – “Risk Factors –A widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs,” included elsewhere in this Quarterly Report.

In response to the COVID-19 pandemic, we have joined a multi-company philanthropic effort to discover and develop novel small-molecule antiviral therapeutics to address COVID-19. The intent of the alliance, which to date also includes Takeda Pharmaceutical Company Limited, Novartis AG, Alphabet, Inc., Gilead Sciences, Inc., and WuXi AppTec, Inc., is to make any discoveries from this alliance available to the public. There is no expectation that this effort will generate revenue for any of the companies involved in the alliance, including us.

Components of Results of Operations

Software Products and Services Revenue

Our software business generates revenue from five sources: (i) on-premise software license fees, (ii) hosted software subscription fees, (iii) software maintenance fees, (iv) professional services fees, and (v) contributions.

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

Contribution. Contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC.  The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement.  Revenue was recognized upon execution of the agreement when invoiced in accordance with ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.

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

Research and Development Expense

Research and development expense accounts for a significant portion of our operating expenses. We recognize research and development expense as incurred. Research and development expense consists of internal drug discovery program costs and costs incurred for continuous development of the technology and science that supports our computational platform, primarily:

•	personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in research and development functions;
•	expenses incurred under agreements with third-party CROs and consultants involved in our internal discovery programs; and
•	allocated compute capacity and overhead (facilities and information technology support) costs.

We expect our research and development expense to increase substantially in absolute dollars for the foreseeable future as we continue to invest in activities related to discovery and development of our internal drug discovery programs, in advancing our platform, and as we incur expenses associated with hiring additional personnel directly involved in such efforts. At this time, we do not know, nor can we reasonably estimate, the nature, timing, or costs of the efforts that will be necessary to complete the development of any of our internal drug discovery programs. Since our internal drug discovery efforts are at a very early stage, currently we do not track research and development expense on a program-by-program basis.

Sales and Marketing Expense

Sales and marketing expense consists primarily of personnel-related costs for our sales and marketing staff and application scientists supporting our sales efforts, including salaries, benefits, bonuses, and stock-based compensation. Other sales and marketing costs include promotional events that promote and expand knowledge of our company and platform, including industry conferences and events and our annual user group meetings in the United States and Europe, advertising, and allocated overhead costs. Most operating costs of our sales offices in Europe and Japan are included in sales and marketing expense. Due to the inherent scientific complexity of our software solutions, a high level of scientific expertise is needed to support our sales and marketing efforts. We plan to make focused investments in sales and marketing over the foreseeable future to foster the growth of our business as we aim to expand software sales to existing customers and increase our customer base.

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

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair values of our equity investments, including Nimbus and Morphic Holding, Inc., or Morphic. In June 2019, Morphic became a publicly traded company and, as such, fair value is determined as the current market value of Morphic common stock as of the reporting date. We remeasure our investments at each period end. Prior to Morphic’s initial public offering, fair value changes for our Morphic investment were determined under the hypothetical liquidation book value, or HLBV, method. For further information regarding the HLBV method, see “—Critical Accounting Policies and Significant Judgments and Estimates—Valuation of Equity Investments” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. We expect that fair value gains and losses may fluctuate significantly in future periods.

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

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)
Revenues:
Software products and services	$20,900	$14,482	$6,418	44%	$44,712	$33,087	$11,625	35%
Drug discovery	2,192	4,528	(2,336)	-52%	4,554	6,664	(2,110)	-32%
Total revenues	23,092	19,010	4,082	21%	49,266	39,751	9,515	24%
Cost of revenues:
Software products and services	3,862	3,671	191	5%	7,863	6,804	1,059	16%
Drug discovery	5,647	5,488	159	3%	12,195	10,092	2,103	21%
Total cost of revenues	9,509	9,159	350	4%	20,058	16,896	3,162	19%
Gross profit	13,583	9,851	3,732	38%	29,208	22,855	6,353	28%
Operating expenses:
Research and development	16,657	9,531	7,126	75%	30,357	17,969	12,388	69%
Sales and marketing	4,362	5,343	(981)	-18%	9,151	10,436	(1,285)	-12%
General and administrative	9,651	8,940	711	8%	18,587	14,026	4,561	33%
Total operating expenses	30,670	23,814	6,856	29%	58,095	42,431	15,664	37%
Loss from operations	(17,087)	(13,963)	(3,124)	22%	(28,887)	(19,576)	(9,311)	48%
Other income (expense):
Gain on equity investments	4,156	—	4,156		4,156	—	4,156
Change in fair value	8,359	12,661	(4,302)		5,280	12,034	(6,754)
Interest income	570	524	46		1,269	962	307
Total other income (expense)	13,085	13,185	(100)		10,705	12,996	(2,291)
Loss before income taxes	(4,002)	(778)	(3,224)		(18,182)	(6,580)	(11,602)
Income tax expense (benefit)	64	(51)	115		155	(5)	160
Net loss	(4,066)	(727)	(3,339)		(18,337)	(6,575)	(11,762)
Net loss attributable to noncontrolling interest	(716)	(227)	(489)		(1,161)	(281)	(880)
Net loss attributable to Schrödinger stockholders	$(3,350)	$(500)	$(2,850)		$(17,176)	$(6,294)	$(10,882)

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Revenues:
On-premise software	$11,105	$8,601	$2,504	29%	$26,704	$21,624	$5,080	23%
Hosted software	2,312	1,911	401	21%	4,446	3,622	824	23%
Software maintenance	3,551	2,848	703	25%	7,088	5,437	1,651	30%
Professional services	2,932	1,122	1,810	161%	5,474	2,404	3,070	128%
Contribution	1,000	-	1,000	-	1,000	-	1,000	-
Total software products and services	20,900	14,482	6,418	44%	44,712	33,087	11,625	35%
Drug discovery	2,192	4,528	(2,336)	-52%	4,554	6,664	(2,110)	-32%
Total revenues	$23,092	$19,010	$4,082	21%	$49,266	$39,751	$9,515	24%

On-premise software. The increase in revenues for on-premise software was primarily attributable to the timing of revenue for customer renewals, increased sales from existing and new customers, as well as increased revenue from multi-year deals during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.

Hosted software. The increase in hosted software revenues for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was due to increased spend from existing hosted customers, as well as new customers purchasing hosted software subscriptions, for which revenue is recognized over time.

Software maintenance. The increase in revenues for software maintenance for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 3019 was primarily due to the increase in on-premise software sales during prior periods, for which revenue is recognized over time.

Professional services. The increase in revenues from professional services for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was primarily due to revenue from technology services for several substantial projects that began in the fourth quarter of 2019 and the first six months of 2020, for which revenue is recognized as services are performed.

Contributions. Contribution revenue for the six months ended June 30, 2020 was due to an agreement with Gates Ventures, LLC, which began in June 2020.

Drug discovery. The decrease in revenues for drug discovery was primarily due to the timing and amount of collaboration milestones achieved during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$3,862	$3,671	$191	5%	$7,863	$6,804	$1,059	16%
Gross margin	82%	75%			82%	79%
Drug discovery	5,647	5,488	159	3%	12,195	10,092	2,103	21%

Software products and services. The increase in cost of revenues for software products and services during the three months ended June 30, 2020 compared to three months ended June 30, 2019 was attributable to an increase of $0.3 million in personnel-related expenses partially offset by a $0.1 million decrease in travel and entertainment expense due to COVID-19.

The increase in cost of revenues for software products and services during the six months ended June 30, 2020 compared to the six months ended June 30, 2020 was due to increases of $0.7 million in personnel-related expenses and $0.4 million in royalty expenses attributable to higher sales levels.

Drug discovery. The increase in cost of revenues for drug discovery during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to an increase in technology costs, primarily offset by a reduction in CRO costs due to COVID-19.

The increase in cost of revenues for drug discovery during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was attributable to increases of $1.5 million in personnel-related expenses and $0.9 million in technology costs, offset by a decrease of $0.3 million in other costs.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Research and development	$16,657	$9,531	$7,126	75%	$30,357	$17,969	$12,388	69%

The increase in research and development expense during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due to an approximately $3.2 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, an approximately $2.8 million increase in personnel-related expenses, an approximately $0.7 million increase in cloud computing expense, and an increase of $0.4 million of other costs.

The increase in research and development expense during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due to an approximately $5.0 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, an approximately $5.1 million increase in personnel related expenses, an approximately $1.2 million increase in cloud computing expense, and an increase of $1.2 million of other costs.

Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Sales and marketing	$4,362	$5,343	$(981)	-18%	$9,151	$10,436	$(1,285)	-12%

The decrease in sales and marketing expense during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was attributable to approximately $0.6 million decrease in personnel-related expenses, and approximately $0.6 million decrease in travel and marketing expense due to COVID-19, offset by an approximately $0.2 million increase in other costs .

The decrease in sales and marketing expense during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily attributable to a decrease in personnel-related expenses.

General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
General and administrative	$9,651	$8,940	$711	8%	$18,587	$14,026	$4,561	33%

The increase in general and administrative expense during the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was attributable to an increase of $2.4 million of additional personnel-related expenses, and an increase of $1.6 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure, largely offset by a $3.3 million reduction for non-comparable items recognized during the three months ended June 30, 2019.

The increase in general and administrative expense during the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was attributable to an increase of $4.3 million of additional personnel-related expenses, and an increase of $3.6 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure, partially offset by a $3.3 million reduction for non-comparable items recognized during the six months ended June 30, 2019.

Gain on Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Gain on equity investments	$4,156	$-	$4,156	$4,156	$-	$4,156

The gain on equity investments during the three and six months June 30, 2020, compared to the three and six months June 30, 2019, represents realized gains in the form of a cash distribution received from the Petra Pharma Corporation, or Petra, merger on account of our equity stake in Petra.

Change in Fair Value

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Change in fair value	$8,359	$12,661	$(4,302)	$5,280	$12,034	$(6,754)

The change in fair value during the three months ended June 30, 2020 was due to a gain on our investment in Morphic of $10.3 million, offset by a loss in our investment in Nimbus of $2.0 million. The change in fair value during the three months ended June 30, 2019 was due to a $16.3 million gain on our investment in Morphic, offset by a $3.6 million loss on our investment in Nimbus.

The change in fair value during the six months ended June 30, 2020 was due to a gain on our investment in Morphic of $8.3 million offset by a loss on our investment of Nimbus of $3.0 million.  The change in fair value during the six months ended June 30, 2019 was due to a $16.3 million gain on our investment in Morphic, offset by a $4.3 million loss on our investment in Nimbus.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest income	$570	$524	$46	$1,269	$962	$307

The increase in interest income during the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019, was attributable to increased earnings on our investment portfolio balance, which increased significantly year-over-year due to the investment of proceeds from our initial public offering, partially offset by a significant reduction in interest rates year-over-year.

Income Tax Expense (Benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$64	$(51)	$115	$155	$(5)	$160

Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense (benefit) represents our income tax obligations in certain foreign jurisdictions in which we conduct business.

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference into this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the six months ended June 30, 2020.

Liquidity and Capital Resources

Historically we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2020, we had an accumulated deficit of $122.3 million. Our operating cash flows are impacted by the magnitude and timing of our software sales and, to a lesser degree, by the magnitude and timing of our drug discovery milestone achievements and research funding fees. Our primary use of cash is to fund operating expenses, which consist of research and development, sales and marketing, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay operating expenses to vendors and collect amounts due from customers and collaborators, which is reflected in changes in our operating assets and liabilities, including accounts payable, accrued expenses, prepaid expenses, deferred revenue, and accounts receivable.

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

On February 10, 2020, we closed our initial public offering of our common stock, in which we sold 13,664,704 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $209.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us. As of June 30, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $284.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards capital preservation and liquidity.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(14,829)	$(8,863)
Net cash used in investing activities	(112,500)	(54,572)
Net cash provided by financing activities	211,723	30,173
Net increase (decrease) in cash and cash equivalents and restricted cash	$84,394	$(33,262)

Operating activities

During the six months ended June 30, 2020, operating activities used approximately $14.8 million of cash, primarily resulting from net loss of $18.3 million, which included $4.2 million of non-cash gain on equity investments and a $5.9 million non-cash gain from changes in fair value, partially offset by $7.1 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs. Changes in our operating assets and liabilities provided cash of approximately $5.9 million.

During the six months ended June 30, 2019, operating activities used approximately $8.9 million of cash, primarily resulting from net loss of $6.6 million, which included a $12.0 million non-cash gain from changes in fair value, partially offset by $2.7 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs. Changes in our operating assets and liabilities provided cash of approximately $7.0 million.

Investing activities

During the six months ended June 30, 2020, investing activities used approximately $112.5 million of cash, consisting of $112.9 million used for purchases of marketable securities, net of maturities, $2.9 million used for the purchase of additional shares of Nimbus, and $1.3 million used for purchases of property and equipment, partially offset by a $4.6 million cash distribution received from our Petra investment.

During the six months ended June 30, 2019, investing activities used approximately $54.6 million of cash, consisting of $53.2 million used for purchases of marketable securities, net of maturities, and $1.4 million used for purchases of property and equipment.

Financing activities

During the six months ended June 30, 2020, financing activities provided approximately $211.7 million of cash, primarily attributable to proceeds from our initial public offering of our common stock.

During the six months ended June 30, 2019, financing activities provided approximately $30.2 million of cash, primarily attributable to proceeds from issuances of our Series E preferred stock.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$14,183	$5,949	$5,580	$2,619	$35

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2020. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of significant operating losses. Our net loss attributable to Schrödinger common stockholders and limited common stockholders for the three and six months ended June 30, 2020 was $3.4 million and $17.2 million, respectively. Our net losses for the years ended December 31, 2019 and December 31, 2018 were $25.7 million and $28.4 million, respectively. As of June 30, 2020, we had an accumulated deficit of $122.3 million. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery program, and we have not yet identified our first clinical candidate. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 24% from $39.8 million in the six months ended June 30, 2019 to $49.3 million in the six months ended June 30, 2020, and increased by 28% from $66.6 million in the fiscal year ended December 31, 2018 to $85.5 million in the fiscal year ended December 31, 2019. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

As of June 30, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $284.5 million. In February 2020, we closed our initial public offering, in which we issued and sold 13,664,704 shares of common stock at a public offering price of $17.00 per share for net proceeds to us of $209.6 million after deducting underwriting discounts and commissions and estimated offering expenses. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the growth of our software revenue;
•	the timing and extent of spending to support research and development efforts;
•	the continued expansion of software sales and marketing activities;
•	the timing and receipt of payments from our collaborations as well as spending to support, advance, and broaden our internal drug discovery programs; and
•	the timing and receipt of any distributions or proceeds we may receive from our equity stakes in our co-founded companies and other drug discovery collaborators and partners.

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

Regulatory guidance under the 2017 Tax Act, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act or the CARES Act.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2019, we had federal net operating losses of approximately $104.3 million and state NOLs of approximately $64.8 million, which, if not utilized, generally begin to expire in 2020. As of December 31, 2019, we also had federal research and development tax credit carryforwards of approximately $8.0 million and state research and development tax credit carryforwards of approximately $0.4 million, which, if not utilized, generally begin to expire in 2020. These NOLs and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2019 and determined that such an ownership change has not occurred. However, we may experience such ownership changes in the future as a result of our initial public offering, subsequent offerings, or subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

We may never realize a return on our equity investments in our drug discovery collaborators. None of the drug discovery collaborators in which we hold equity generate revenue from commercial sales of drug products. They are therefore dependent on the availability of capital on favorable terms to continue their operations. In addition, if the drug discovery collaborators in which we hold equity raise additional capital, our ownership interest in and degree of control over these drug discovery collaborators will be diluted, unless we have sufficient resources and choose to invest in them further or successfully negotiate contractual anti-dilution protections for our equity investment. The financial success of our equity investment in any collaborator will likely be dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation in the value of the equity we hold. The capital markets for public offerings and acquisitions are dynamic, and the likelihood of liquidity events for the companies in which we hold equity interests could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could negatively impact our financial results. The fair value of our equity interests in public companies, such as Morphic and Relay Therapeutics, Inc., may fluctuate significantly in future periods since we determine the fair value of such equity interests based on the market value of such companies’ common stock as of a given reporting date. All of the equity we hold in our drug discovery collaborators is subject to a risk of partial or total loss of our investment.

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

For the three and six months ended June 30, 2020 and the year ended December 31, 2019, sales to customers outside of the United States accounted for approximately 43%, 46%, and 44% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, state, local, federal, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers and collaborators. In early March 2020, we implemented a work-from-home policy for all of our employees. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. Our re-openings have begun on a limited basis and are voluntary for all of our employees. We intend to continue to phase-in the re-opening of our offices as our management and federal, state, or local authorities advise, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential or current customers and collaborators, or other decreases in productivity that could seriously harm our business. As a result of the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events has been hampered.

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

As of August 4, 2020, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 52.3% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to exchange each share of its limited common stock for one share of our common stock, approximately 62.2% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. Since our initial public offering in February 2020 and through August 4, 2020, the intraday price of our common stock has fluctuated from a low of $25.50 to a high of $99.50. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of August 4, 2020, we had outstanding 50,146,628 shares of common stock and 13,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

Moreover, certain holders of our common stock and our limited common stock have rights, subject to specified conditions, to include their shares in registration statements that we may file for ourselves or other stockholders and, beginning at any time after we become eligible to file a registration statement on Form S-3, to require us to file Form S-3 registration statements covering their shares. We also have filed a registration statement on Form S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under this registration statement on Form S-8 are available for sale in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

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

None.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-39206	3.1	2/10/2020
3.2	Amended and Restated Bylaws	8-K	001-39206	3.2	2/10/2020
4.1	Amended and Restated Share Exchange Agreement, dated January 24, 2020, by and between the Registrant and Bill & Melinda Gates Foundation Trust	S-1/A	333-235890	4.2	1/27/2020
10.1	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended					X
10.2†	Independent Contractor Agreement, dated June 23, 2020, by and between the Registrant and Gates Ventures, LLC					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Company if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schrödinger, Inc.

Date: August 10, 2020	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Joel Lebowitz
Chief Financial Officer (Principal Financial Officer)