Form 10-Q
period 2020-09-30
Schrodinger, Inc.
filed 2020-11-12
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020, the registrant had 56,322,928 shares of common stock, $0.01 par value per share, and 13,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (Unaudited)	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	6
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2020 and 2019 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

Assets	September 30, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$210,490	$25,986
Restricted cash	500	500
Marketable securities	388,494	59,844
Accounts receivable, net of allowance for doubtful accounts of $50 and $50	12,290	18,676
Unbilled and other receivables	4,891	7,062
Prepaid expenses	4,449	6,468
Total current assets	621,114	118,536
Property and equipment, net	5,296	6,268
Equity investments	40,914	15,366
Right of use assets	10,583	12,762
Other assets	2,209	2,338
Total assets	$680,116	$155,270
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,812	$3,524
Accrued payroll, taxes, and benefits	7,702	7,034
Deferred revenue	19,067	25,054
Lease liabilities	5,491	5,584
Other accrued liabilities	2,204	3,824
Total current liabilities	39,276	45,020
Deferred revenue, long-term	2,592	2,205
Lease liabilities, long-term	6,762	8,888
Other liabilities, long-term	600	900
Total liabilities	49,230	57,013
Commitments and contingencies (Note 5)
Convertible preferred stock:
Series E convertible preferred stock, $0.01 par value. Authorized zero and 77,150,132 shares; zero and 73,795,777 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	109,270
Series D convertible preferred stock, $0.01 par value. Authorized zero and 39,540,611 shares; zero and 39,540,611 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	22,000
Series C convertible preferred stock, $0.01 par value. Authorized zero and 47,242,235 shares; zero and 47,242,235 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	19,844
Series B convertible preferred stock, $0.01 par value. Authorized zero and 29,468,101 shares; zero and 29,468,101 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	9,840
Series A convertible preferred stock, $0.01 par value. Authorized zero and 134,704,785 shares; zero and 134,704,785 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	30,626
Total convertible preferred stock	—	191,580
Stockholders' equity (deficit):
Common stock, $0.01 par value. Authorized 500,000,000 and 425,000,000 shares; 56,298,216 and 6,121,821 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	563	61
Limited common stock, $0.01 par value. Authorized 100,000,000 and 146,199,885 shares; 13,164,193 and zero shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	132	—
Additional paid-in capital	748,123	11,655
Accumulated deficit	(118,420)	(105,096)
Accumulated other comprehensive income	480	16
Total stockholders’ equity (deficit) of Schrödinger stockholders	630,878	(93,364)
Noncontrolling interest	8	41
Total stockholders’ equity (deficit)	630,886	(93,323)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$680,116	$155,270

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Software products and services	$22,861	$16,118	$67,573	$49,205
Drug discovery	2,936	3,842	7,490	10,506
Total revenues	25,797	19,960	75,063	59,711
Cost of revenues:
Software products and services	4,334	3,097	12,197	9,901
Drug discovery	6,191	6,152	18,386	16,244
Total cost of revenues	10,525	9,249	30,583	26,145
Gross profit	15,272	10,711	44,480	33,566
Operating expenses:
Research and development	17,019	10,353	47,376	28,322
Sales and marketing	3,969	5,185	13,120	15,621
General and administrative	9,729	6,465	28,316	20,491
Total operating expenses	30,717	22,003	88,812	64,434
Loss from operations	(15,445)	(11,292)	(44,332)	(30,868)
Other income:
Gain on equity investments	—	—	4,156	—
Change in fair value	18,233	(1,427)	23,513	10,607
Interest income	463	501	1,732	1,463
Total other income (loss)	18,696	(926)	29,401	12,070
Income (loss) before income taxes	3,251	(12,218)	(14,931)	(18,798)
Income tax (benefit) expense	(35)	(257)	120	(262)
Net income (loss)	3,286	(11,961)	(15,051)	(18,536)
Net loss attributable to noncontrolling interest	(566)	(453)	(1,727)	(734)
Net income (loss) attributable to Schrödinger common and limited common stockholders	$3,852	$(11,508)	$(13,324)	$(17,802)
Net income (loss) per share attributable to Schrödinger common and limited common stockholders, basic:	$0.06	$(0.26)	$(0.23)	$(0.40)
Weighted average shares used to compute net income (loss) per share attributable to Schrödinger common and limited common stockholders, basic:	66,339,570	44,879,188	56,802,567	44,623,383

Net income (loss) per share attributable to Schrödinger common and limited common stockholders, diluted:	$0.05	$(0.26)	$(0.23)	$(0.40)
Weighted average shares used to compute net income (loss) per share attributable to Schrödinger common and limited common stockholders, diluted:	72,693,173	44,879,188	56,802,567	44,623,383

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Schrödinger common and limited common stockholders	$3,852	$(11,508)	$(13,324)	$(17,802)
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(247)	5	464	33
Comprehensive income (loss)	$3,605	$(11,503)	$(12,860)	$(17,769)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

																	Accumulated
	Series E preferred stock		Series D preferred stock		Series C preferred stock		Series B preferred stock		Series A preferred stock		Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss (income)	interest	equity (deficit)
Balance at December 31, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	6,121,821	$61	—	$—	$11,655	$(105,096)	$16	$41	$(93,323)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(458)	—	(458)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	57,581	1	—	—	176	—	—	—	177
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,775	—	—	—	1,775
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	435	435
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,826)	—	(445)	(14,271)
Balance at March 31, 2020	—	—	—	—	—	—	—	—	—	—	50,122,938	501	13,164,193	132	414,248	(118,922)	(442)	31	295,548
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,169	—	1,169
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	16,701	—	—	—	55	—	—	—	55
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,729	—	—	—	2,729
Contributions by non-controlling interest											—	—	—	—	—	—	—	712	712
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,350)	—	(716)	(4,066)
Balance at June 30, 2020	—	—	—	—	—	—	—	—	—	—	50,139,639	501	13,164,193	132	417,032	(122,272)	727	27	296,147
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(247)	—	(247)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	908,577	9	—	—	2,506	—	—	—	2,515
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,038	—	—	—	3,038
Issuances of common stock upon follow-on offering, net of issuance costs of $20,901	—	—	—	—	—	—	—	—	—	—	5,250,000	53	—	—	325,547	—	—	—	325,600
Contributions by non-controlling interest											—	—	—	—	—	—	—	547	547
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,852	—	(566)	3,286
Balance at September 30, 2020	—	—	—	—	—	—	—	—	—	—	56,298,216	563	13,164,193	132	748,123	(118,420)	480	8	630,886

Balance at December 31, 2018	53,669,659	$79,377	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	5,906,976	$59	—	$—	$8,915	$(80,525)	$(9)	$—	$(71,560)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10	—	10
Issuances of Series E preferred stock, net of issuance costs of $49	3,354,353	4,951	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	44,160	1	—	—	114	—	—	—	115
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	520	—	—	—	520
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	100	100
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,794)	—	(54)	(5,848)
Balance at March 31, 2019	57,024,012	84,328	39,540,611	22,000	47,242,235	19,844	29,468,101	9,840	134,704,785	30,626	5,951,136	60	—	—	9,549	(86,319)	1	46	(76,663)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	18	—	18
Issuances of Series E preferred stock, net of issuance costs of $58	16,771,765	24,942	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	25,027	—	—	—	65	—	—	—	65
Stock-based compensation	—	—	—	—	—	—	—	—	—	—			—	—	531	—	—	—	531
Contributions by non-controlling interest			—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	226	226
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(500)	—	(227)	(727)
Balance at June 30, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	5,976,163	$60	—	$—	$10,145	$(86,819)	$19	$45	$(76,550)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5	—	5
Issuances of Series E preferred stock, net of issuance costs of $58	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	95,333	1	—	—	244	—	—	—	245
Stock-based compensation	—	—	—	—	—	—	—	—	—	—			—	—	561	—	—	—	561
Contributions by non-controlling interest			—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	453	453
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,508)	—	(453)	(11,961)
Balance at September 30, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	6,071,496	$61	—	$—	$10,950	$(98,327)	$24	$45	$(87,247)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(15,051)	$(18,536)
Adjustments to reconcile net loss to net cash used in
operating activities:
Gain on equity investments	(4,156)	—
Noncash revenue from equity investments	(342)	(139)
Fair value adjustments	(23,513)	(10,607)
Depreciation	2,648	2,732
Stock-based compensation	7,542	1,612
Noncash research and development expenses	1,694	680
Noncash investment accretion	359	(277)
Decrease (increase) in assets:
Accounts receivable, net	6,386	1,760
Unbilled and other receivables	2,580	2,719
Reduction in the carrying amount of right of use assets	3,957	3,045
Prepaid expenses and other assets	290	658
Increase (decrease) in liabilities:
Accounts payable	1,254	3,324
Accrued payroll, taxes, and benefits	668	896
Deferred revenue	(5,258)	(1,461)
Lease liabilities	(3,997)	(2,961)
Other accrued liabilities	(1,922)	1,761
Net cash used in operating activities	(26,861)	(14,794)
Cash flows from investing activities:
Purchases of property and equipment	(1,652)	(1,679)
Purchases of equity investments	(2,869)	—
Distribution from equity investment	4,582	—
Purchases of marketable securities	(446,816)	(96,278)
Proceeds from sale and maturity of marketable securities	118,272	37,725
Net cash used in investing activities	(328,483)	(60,232)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	211,491	—
Issuances of common stock upon follow-on public offering, net	325,610	—
Issuances of Series E preferred stock, net	—	29,893
Issuances of common stock upon stock option exercise	2,747	425
Contribution by noncontrolling interest	—	100
Payment of deferred offering costs	—	(19)
Net cash provided by financing activities	539,848	30,399
Net increase (decrease) in cash and cash equivalents and restricted cash	184,504	(44,627)
Cash and cash equivalents and restricted cash, beginning of period	26,486	77,716
Cash and cash equivalents and restricted cash, end of period	$210,990	$33,089

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$225	$91
Supplemental disclosure of non-cash investing and financing activities
Accrued deferred offering costs	10	928
Purchases of property and equipment	24	—
Acquisitions of right of use assets in exchange for lease obligations	1,778	464
Right of use assets recognized on adoption	—	16,475
Reclass of deferred financing costs to additional paid in capital	1,858	—

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

(in thousands, except for share and per share amounts)

(1)	Description of Business

Schrödinger, Inc. (the “Company”) has developed a differentiated, physics-based software platform that enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly, at lower cost, and with, the Company believes, a higher likelihood of success compared to traditional methods. The Company sells its software to biopharmaceutical and industrial companies, academic institutions, and government laboratories. The Company also applies its computational platform to a broad pipeline of drug discovery programs in collaboration with biopharmaceutical companies, some of which the Company co-founded. In addition, the Company uses its platform to advance a pipeline of internal, wholly-owned drug discovery programs.

On February 10, 2020, the Company completed an initial public offering (“IPO”), in which the Company issued and sold 11,882,352 shares of its common stock at a public offering price of $17.00 per share.  The underwriters fully exercised their option to purchase an additional 1,782,352 shares of the Company’s common stock at the public offering price less underwriting discounts. The Company raised $209.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Immediately prior to the closing of the IPO, preferred stockholders voluntarily exchanged 98,406,823 shares of preferred stock for an aggregate of 13,164,193 shares of limited common stock.  In addition, upon the closing of the IPO, the remaining 226,344,686 shares of preferred stock automatically converted into an aggregate of 30,278,832 shares of common stock.

On August 17, 2020, the Company completed a follow-on public offering, in which the Company issued and sold 4,500,000 shares of its common stock at a public offering price of $66.00 per share. The underwriters fully exercised their option to purchase an additional 750,000 shares of the Company’s common stock at the public offering price less underwriting discounts. The Company raised $325.6 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by the Company. In addition, a stockholder of the Company sold 500,000 shares of common stock. The Company did not receive any proceeds from the sale of shares of common stock by the selling stockholder.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability of deferred tax assets, assumptions used in the allocation of revenue, and the valuation of stock-based compensation. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

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

As of September 30, 2020, one customer accounted for 36% of total accounts receivable. As of December 31, 2019, one customer accounted for 10% of total accounts receivable. For the three months ended September 30, 2020, one customer accounted for 11% of total revenues. For the three months ended September 30, 2019, one customer accounted for 10% of total revenues. For the nine months ended September 30, 2020 and 2019, no customer accounted for more than 10% of total revenues.

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

The Company has entered into collaboration agreements with Nimbus Therapeutics, LLC (“Nimbus”), Morphic Therapeutic, Inc., a wholly owned subsidiary of Morphic Holding, Inc. (“Morphic”), Petra Pharma Corporation (“Petra”), and Relay Therapeutics, Inc. (“Relay”) to perform drug design services in exchange for minority ownership, which are included within equity investments in the Company’s condensed consolidated balance sheets.

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

Upon the completion of Relay’s initial public offering in July 2020, the Company changed the valuation methodology used to value the Relay investment. As there is a readily available public market for Relay’s common stock, the Company values its investment based on the closing price of Relay’s common stock as of the reporting date.

Prior to May 2020, the Company had concluded that its equity investment in Petra should be valued using the historical cost method, as the Company does not exercise significant influence over Petra.  During May 2020, Petra merged with a third party. For further information regarding the Company’s equity investments, see Note 4, Fair Value Measurements and Note 10, Equity Investments.

(g)	Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders

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

Undistributed earnings allocated to the participating securities are subtracted from net income in determining net income (loss) attributable to common and limited common stockholders. Basic net income (loss) per share is computed by dividing net income (loss) attributable to common and limited common stockholders by the weighted-average number of shares of common and limited common stock outstanding during the period.

For the calculation of diluted net income, net income attributable to common and limited common stockholders for basic net income is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. Diluted net income per share attributable to common and limited common stockholders is computed by dividing the resulting net income attributable to common and limited common stockholders by the weighted-average number of fully diluted shares of common and limited common stock outstanding.

(3)	Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time.

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Software products and services – point in time	58.5%	52.0%	57.3%	53.6%
Software products and services – over time	30.1	28.8	32.7	28.8
Drug Discovery – point in time	2.9	1.7	2.0	7.0
Drug Discovery – over time	8.5	17.5	8.0	10.6

(a)	Software Products and Services

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

On-premise software. The Company’s on-premise software license arrangements grant customers the right to use its software on their own in-house servers or their own cloud instances for a specified term, typically for one year. The Company recognizes revenue for on-premise software license fees upfront, either upon delivery of the license or the effective date of the agreement, whichever is later. In instances where the timing of delivery differs from the timing of its invoicing, the Company considers whether a significant financing component exists. The Company has elected the practical expedient to not assess for significant financing where the term is less than one year. The Company’s updates and upgrades are not integral to maintaining the utility of the software licenses. Payments typically are received upfront annually.

Hosted software. Hosted software revenue consists primarily of fees to provide the Company’s customers with hosted licenses, which allows these customers to access the Company’s cloud-based software solution on their own hardware without taking control of licenses.  Hosted software is recognized ratably over the term of the arrangement.

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

The following table presents the revenue recognized from the five sources of the software products and services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
On-premise software	$15,064	$10,300	$41,768	$31,924
Hosted software	2,374	1,862	6,820	5,484
Software maintenance	3,536	3,025	10,624	8,462
Professional services	1,887	931	7,361	3,335
Revenue from contracts with customers	22,861	16,118	66,573	49,205
Contribution	—	—	1,000	—
Total software revenue	$22,861	$16,118	$67,573	$49,205

(b)	Contribution Revenue

During the nine months ended September 30, 2020, the Company recognized contribution revenue related to an agreement with Gates Ventures, LLC, which covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recorded a receivable of $1,000 in connection with its entry into the agreement, and the Company is entitled to receive additional $1,000 payments on or around the first and second anniversary of its entry into the agreement, subject to the Company providing certain progress reports to the Trustees of Columbia University in the City of New York. As of September 30, 2020, the Company had no deferred revenue balance related to this agreement.  The Company has recognized $1,000 as revenue since the inception of the agreement. There was no contribution revenue during the three months ended September 30, 2020.

(c)	Drug Discovery

Revenue from drug discovery and collaboration services contracts is recognized either over time, typically by using costs incurred or hours expended to measure progress, or at a point in time based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration and milestone payments. The Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. As of September 30, 2020 and 2019, milestones not yet achieved that were determined to be probable of achievement totaled $1,200 and $1,700, respectively, and $1,183 and $1,391 of those milestones were recognized as revenue for the nine months ended September 30, 2020 and 2019.

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

Contract balances were as follows:

	As of September 30,	As of December 31,
	2020	2019
Contract assets	$4,232	$6,904
Deferred revenue	21,659	27,259

For the three and nine months ended September 30, 2020 and 2019, respectively, the Company recognized $12,346, $22,603, $10,333, and $16,171 of revenue that was included in deferred revenue at the end of the preceding period. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 88% of its September 30, 2020 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $16,344 as of September 30, 2020.

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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of September 30, 2020 and December 31, 2019. The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$388,494	$—	$388,494
Equity investments	40,820	—	—	40,820
Total	$40,820	$388,494	$—	$429,314

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$59,844	$—	$59,844
Equity investments	14,328	—	108	14,436
Total	$14,328	$59,844	$108	$74,280

Fair value of the Company’s investments in Morphic and Relay, classified as Level 1 in the fair value hierarchy, were determined using the respective market price of Morphic’s and Relay’s common stock as of the close of trading on September 30, 2020.

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

Amount
As of December 31, 2018	$4,288
Unrealized loss	(626)
As of March 31, 2019	3,662
Unrealized loss	(3,662)
As of June 30, 2019	—
Unrealized loss	—
As of September 30, 2019	—
Unrealized gain	108
As of December 31, 2019	108
Cash contributions	2,869
Unrealized loss	(1,008)
As of March 31, 2020	1,969
Unrealized loss	(1,969)
As of June 30, 2020	—
Unrealized loss	—
As of September 30, 2020	$—

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the nine months ended September 30, 2020 and the year ended December 31, 2019 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 10, Equity Investments, for further information.

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

The Company adopted Topic 842, Leases as of January 1, 2019. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. At the date of adoption of Topic 842, the Company determined lease liability amounts using a discount rate of 5.01%, which represents the Company’s incremental borrowing rate. The Company determines its incremental borrowing rate for lease liability using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of September 30, 2020, the remaining weighted average lease term was 4 years.

During the nine months ended September 30, 2020, the Company entered into one new lease, which increased right-of-use (“ROU”) assets and lease liabilities by $1,778. ROU assets and lease liabilities were equal as no lease costs or incentives were associated with acquiring the leases.

Variable and short-term lease costs were immaterial for the nine months ended September 30, 2020. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$1,465	$1,388	$4,420	$3,796
Cash paid for operating leases	1,534	1,282	4,494	3,761

Maturities of operating lease liabilities as of September 30, 2020 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2020	$1,542
2021	4,473
2022	1,743
2023	1,528
2024	1,546
Thereafter	1,889
Total future minimum lease payments	12,721
Less: imputed interest	(468)
Present value of future minimum lease payments	12,253
Less: current portion of operating leases payments	(5,491)
Lease liabilities, long-term	$6,762

(b)	Legal Matters

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

For the nine months ended September 30, 2020, the difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.

For the three and nine months ended September 30, 2020 and 2019, the Company’s income tax (benefit) expense was $(35), $120, $(257), and $(262), respectively. The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of September 30, 2020, the Company had $1,000 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At September 30, 2020, the Company’s statutes of limitations are open for all federal and state years filed after the year ended December 31, 2015 and 2014, respectively.  Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2019 and determined that such an ownership change has not occurred.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation.

With the enactment of the CARES Act, the Company does not expect a financial statement impact. The Company has not recorded any financial statement expense or benefit related to the CARES Act for the three and nine months ended September 30, 2020.

(7)	Stockholders’ Equity (Deficit)
(a)	Common Stock

Upon the closing of the IPO, 226,344,686 shares of preferred stock automatically converted into an aggregate of 30,278,832 shares of common stock. As of September 30, 2020, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock.

Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company.

(b)	Limited Common Stock

Immediately prior to the closing of the IPO, preferred stockholders voluntarily exchanged 98,406,823 shares of preferred stock for an aggregate of 13,164,193 shares of limited common stock. As of September 30, 2020, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock.  Holders of the Company’s limited common stock have the right to exchange each share of limited common stock for one share of the Company’s common stock.

Limited common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the limited common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future. As of September 30, 2020, 13,164,193 shares of limited common stock were outstanding.

(c)	Preferred Stock

As of September 30, 2020, the Company had authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share.  The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock. As of September 30, 2020, no preferred stock was issued or outstanding.

(8)	Stock-Based Compensation

Stock Incentive Plans

As of September 30, 2020, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”) and the 2020 Stock Plan (the “2020 Plan”) (together, the “Plans”). The 2020 Plan provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards.

The 2010 Plan provided for the granting of incentive stock options and non-qualified stock options. As of the effective date of the 2020 Plan, no further awards will be made under the 2010 Plan. Any options or awards outstanding under the 2010 Plan remain outstanding and effective. Shares of common stock subject to outstanding awards granted under the 2010 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company are available for issuance under the 2020 Plan.

Stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. The maximum contractual term of options granted under the Plans is typically 10 years, options generally vest over four years with 25% of the shares underlying the option vesting at the end of the first year and the remaining vesting monthly over the following three years.

During the three and nine months ended September 30, 2020 and 2019, 908,577, 982,859, 95,333, and 164,520 stock options were exercised under the Plans with total cash received upon option exercise of $2,515, $2,747, $245, and $425, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2020 and 2019 were calculated using an average of historical exercises. Estimated volatility for the nine months ended September 30, 2020 and 2019 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

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

As of September 30, 2020, there were 2,203,014 shares available for grant under the 2020 Plan.  As of December 31, 2019, there were 236,005 shares available for grant under the 2010 Plan. Following are the weighted average valuation assumptions used for options:

	Nine Months Ended September 30,
	2020	2019
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	60%	57%
Expected term (years)	4.49	6.25
Risk-free interest rate	1.41%	2.40%

The following table presents classification of stock-based compensation expense within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$399	$101	$957	$272
Research and development	857	114	2,187	338
Sales and marketing	165	79	373	225
General and administrative	1,617	267	4,025	777
Total stock-based compensation	$3,038	$561	$7,542	$1,612

The weighted average per share grant date fair value of options granted during the three and nine months ended September 30, 2020 and 2019 was $36.45, $9.20, $2.92, and $2.54, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2020 and 2019 was $60,283, $62,294, $254, and $374, respectively.

As of September 30, 2020, there was $32,719 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 3.2 years. The fair value of shares vested during the three and nine months ended September 30, 2020 and 2019 was $655, $2,578, $166, and $1,114, respectively.

(9)	Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common and limited common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Schrödinger common and limited common stockholders	$3,852	$(11,508)	$(13,324)	$(17,802)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to Schrödinger common and limited common stockholders, basic:	66,339,570	44,879,188	56,802,567	44,623,383
Net income (loss) per share attributable to Schrödinger common and limited common stockholders, basic:	$0.06	$(0.26)	$(0.23)	$(0.40)

Weighted average shares used to compute net income (loss) per share attributable to Schrödinger common and limited common stockholders, diluted:	72,693,173	44,879,188	56,802,567	44,623,383
Net income (loss) per share attributable to Schrödinger common and limited common stockholders, diluted:	$0.05	$(0.26)	$(0.23)	$(0.40)

Since the Company was in a loss position for the nine months ended September 30, 2020 and the three and nine months ended September 30, 2019, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. For the three months ended September 30, 2020, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities including awards under the Company’s Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible preferred stock	—	43,443,026	—	42,496,223
Shares subject to outstanding common stock options	62,802	4,918,335	7,739,413	4,773,761
	62,802	48,361,361	7,739,413	47,269,984

(10)	Equity Investments

The Company classifies the Nimbus investment as an equity investment within the condensed consolidated balance sheets. The initial Nimbus investment was received as compensation for collaboration services provided under a separate service agreement. During the nine months ended September 30, 2020, the Company made a $2,869 cash investment in Nimbus. The Company held 7.7% and 6.7% of Nimbus units on a fully diluted basis as of September 30, 2020 and December 31, 2019, respectively.

As Nimbus is a limited liability company and the Company is not a passive investor due to its collaboration with Nimbus on a number of drug discovery targets, the Company's management determined that it has significant influence over the entity and therefore accounts for the entity as an equity method investment.

The Company provides collaboration services for Nimbus under the terms of a master services agreement executed on May 18, 2010, as amended. Collaboration agreements are separate from the transaction that resulted in equity ownership and related fees are paid in cash to the Company.

Under the HLBV method, the Company reported losses of zero, $2,977, zero, and $4,289 on the Nimbus investment for the three and nine months ended September 30, 2020 and 2019, respectively. The carrying value of the Nimbus investment was zero and $108 as of September 30, 2020 and December 31, 2019, respectively. The Company has no obligation to fund Nimbus losses in excess of its initial investment.

In June 2019, Morphic successfully completed an initial public offering. The Company accounts for its investment in Morphic at fair value based on the share price of Morphic’s common stock at the measurement date.

For the three and nine months ended September 30, 2020, the Company reported a gain of $242 and $8,500, respectively, on the Morphic investment.  For the three and nine months ended September 30, 2019, the Company reported a loss of $1,428 and a gain of $14,895, respectively, on the Morphic investment. As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s investment in Morphic was $22,828 and $14,328, respectively. The Company has no obligation to fund Morphic losses in excess of its initial investment.

During May 2020, Petra entered into a merger agreement with a third party. In connection with the merger, the Company received $4,582 of merger consideration in exchange for the Company’s shares of Petra common stock and is eligible to receive potential earn-outs tied to the achievement of specified development, regulatory, and commercial milestones. The Company is also eligible to receive $409 in escrow payments. As the escrow payments are expected to be received within 12 months from the closing of the merger, they have been recorded as other receivables within the condensed consolidated balance sheets. The Company recorded a gain on the Petra investment of zero and $4,156 for the three and nine months ended September 30, 2020, respectively.

In connection with the merger, the Company also received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company does not exercise significant influence over Ravenna and, as such, the Company has recorded its investment in Ravenna as a non-marketable equity security. As of September 30, 2020 and December 31, 2019, the carrying value of non-marketable equity securities was $94 and $930, respectively.

In July 2020, Relay successfully completed an initial public offering. The Company accounts for its investment in Relay at fair value based on the share price of Relay’s common stock at the measurement date.

The Company reported a gain of $17,991 on the Relay investment for the three and nine months ended September 30, 2020, which is included within change in fair value in the condensed consolidated statements of operations. The Company reported no gain or loss on the Relay investment for the three and nine months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, the carrying value of the Company’s investment in Relay was $17,991 and zero, respectively. The Company has no obligation to fund Relay losses in excess of its initial investment.

(11)	Related Party Transactions
(a)	D. E. Shaw

For the three and nine months ended September 30, 2020 and 2019, the Company licensed technology and purchased services for $1,296, $4,471, $884, and $3,651, respectively, from companies controlled by David E. Shaw and/or affiliates of companies controlled by David E. Shaw (the “D. E. Shaw entities”), stockholders of the Company. In addition, D. E. Shaw entities purchased certain products and services from, and provided cost reimbursements to, the Company totaling $158, $206, $137, and $173 for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had net payables of $1,566 and $1,760, respectively, to D.E. Shaw entities.

(b)	Board Member

For the three and nine months ended September 30, 2020 and 2019, the Company paid consulting fees of $95, $269, $87, and $260, respectively, to a member of its board of directors.

(c)	Bill and Melinda Gates Foundation

For the three and nine months ended September 30, 2020 and 2019, the Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust (“BMGFT”), a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $486, $1,788, $101, and $846 for the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, the Company had net receivables of $549 and $86, respectively, due from the Bill & Melinda Gates Foundation.

During the nine months ended September 30, 2020, the Company also recognized contribution revenue of $1,000 related to an agreement with Gates Ventures, LLC, an entity under control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. There was no revenue recognized under this agreement for the three months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company did not record a receivables balance due from Gates Ventures, LLC.

(d)	Nimbus

For the three and nine months ended September 30, 2020 and 2019, the Company recognized revenue of $1,384, $1,592, $311, and $991, respectively, from collaboration services agreements with Nimbus.

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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment revenues:
Software	$22,861	$16,118	$67,573	$49,205
Drug discovery	2,936	3,842	7,490	10,506
Total segment revenues	$25,797	$19,960	$75,063	$59,711
Segment gross profit:
Software	$18,527	$13,021	$55,376	$39,304
Drug discovery	(3,255)	(2,310)	(10,896)	(5,738)
Total segment gross profit	15,272	10,711	44,480	33,566
Unallocated:
Research and development	(17,019)	(10,353)	(47,376)	(28,322)
Sales and marketing	(3,969)	(5,185)	(13,120)	(15,621)
General and administrative	(9,729)	(6,465)	(28,316)	(20,491)
Gain on equity investments	—	—	4,156	—
Change in fair value	18,233	(1,427)	23,513	10,607
Interest income	463	501	1,732	1,463
Income tax benefit (expense)	35	257	(120)	262
Consolidated net income (loss)	$3,286	$(11,961)	$(15,051)	$(18,536)

The following table sets forth revenues by geographic area for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$17,769	$11,154	$44,396	$31,962
Europe	3,283	3,723	16,485	12,803
Japan	2,896	3,891	7,868	10,624
Rest of World	1,849	1,192	6,314	4,322
	$25,797	$19,960	$75,063	$59,711

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

We generate revenues from sales of our software solutions and from research funding and milestone payments from our drug discovery collaborations, which we have used to support our research and development and other operating expenses. In addition, since inception we also financed our operations from sales of our convertible preferred stock, as well as amounts received from our equity investment in Nimbus Therapeutics, LLC, or Nimbus, which we co-founded in 2009, the net proceeds of our initial public offering in February 2020, and the net proceeds of our follow-on public offering in August 2020.

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

On February 10, 2020, we closed our initial public offering of our common stock, in which we sold 13,664,704 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds to us of $209.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us. On August 17, 2020, we closed a follow-on public offering, in which we sold 5,250,000 shares of common stock at a public offering price of $66.00 per share, resulting in net proceeds to us of $325.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

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

Our software segment generates revenue from software product licenses, hosted software subscriptions, software maintenance, professional services, and contributions. The revenue we generate through our software solutions from each of our customers varies largely depending on the number of software licenses our customers purchase from us. The licenses that our customers purchase from us provide them the ability to perform a certain number of calculations used in the design of molecules for drug discovery or materials science. We deliver our software through either (i) a product license that permits our customers to install the software solution directly on their own in-house hardware and use it for a specified term, or (ii) a subscription that allows our customers to access our cloud-based software solution on their own hardware without taking control of licenses.

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

We generated revenue of $25.8 million and $20.0 million during the three months ended September 30, 2020 and 2019, respectively, representing year-over-year growth of 29%. Our net income attributable to Schrödinger common stockholders and limited common stockholders was $3.9 million for the three months ended September 30, 2020. Our net loss attributable to Schrödinger common stockholders and limited common stockholders was $11.5 million for the three months ended September 30, 2019.

Business Impact of COVID-19 Pandemic

In December 2019, a novel coronavirus, or COVID-19, emerged and has since spread to many countries worldwide, including the United States. On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. In response to the COVID-19 pandemic, state, local, federal, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. In order to safeguard the health of our employees, in early March 2020 we implemented a company-wide work-from-home policy. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. Our re-openings are being conducted on a limited basis and are voluntary for all of our employees. We intend to continue to phase-in the re-opening of our offices as our management and federal, state, or local authorities advise, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests.

While we did not see material impacts to our business from the COVID-19 pandemic during the first nine months of 2020, we have identified certain market risks that, if they materialize, could affect the growth of our software business and the timing of our drug discovery revenues for at least the remainder of 2020.  With respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases.  In addition, due to the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our drug discovery programs, the COVID-19 pandemic could delay the progress of certain programs, particularly ones that are in clinical studies or preparing to enter clinical studies.  Delays in these programs could result in delays in achieving milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

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

In response to the COVID-19 pandemic, we have joined a multi-company philanthropic effort to discover and develop novel small-molecule antiviral therapeutics to address COVID-19. The intent of the alliance, which to date also includes Takeda Pharmaceutical Company Limited, Novartis AG, Alphabet, Inc., Gilead Sciences, and WuXi AppTec, Inc., is to make any discoveries from this alliance available to the public. There is no expectation that this effort will generate revenue for any of the companies involved in the alliance, including us.

Components of Results of Operations

Software Products and Services Revenue

Our software business generates revenue from five sources: (i) on-premise software license fees, (ii) hosted software subscription fees, (iii) software maintenance fees, (iv) professional services fees, and (v) contributions.

On-premise software. Our on-premise software license arrangements grant customers the right to use our software on their own in-house servers or their own cloud instances for a specified term, typically for one year. We recognize revenue for on-premise software license fees upfront, either upon delivery of the license or the effective date of the agreement, whichever is later

Hosted software. Hosted software revenue consists primarily of fees to provide our customers with hosted licenses, which allows these customers to access our cloud-based software solution on their own hardware without taking control of the licenses, and is recognized ratably over the term of the arrangement, which is typically one year. When a customer enters into a hosted arrangement for which revenue is recognized over time, the amount paid upfront that is not recognized in the current period is included in deferred revenue in our statement of financial position until the period in which it is recognized.

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

We expect our drug discovery costs of revenue to trend higher over time as our discovery collaborations advance. Personnel-related expenses and third-party CRO costs for our internal discovery programs are classified within research and development expense.

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

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair values of our equity investments, including Nimbus, Morphic Holding, Inc., or Morphic, and Relay Therapeutics, Inc., or Relay. Morphic and Relay became publicly traded companies in June 2019 and July 2020, respectively. As such, fair value is determined as the current market value of the respective common stock as of the reporting date. We remeasure our investments at each period end.

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

Prior to Relay’s initial public offering, fair value changes for our Relay investment were determined under the cost method. We expect that fair value gains and losses may fluctuate significantly in future periods.

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities.

Income Tax (Benefit) Expense

Income tax (benefit) expense consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)
Revenues:
Software products and services	$22,861	$16,118	$6,743	42%	$67,573	$49,205	$18,368	37%
Drug discovery	2,936	3,842	(906)	-24%	7,490	10,506	(3,016)	-29%
Total revenues	25,797	19,960	5,837	29%	75,063	59,711	15,352	26%
Cost of revenues:
Software products and services	4,334	3,097	1,237	40%	12,197	9,901	2,296	23%
Drug discovery	6,191	6,152	39	1%	18,386	16,244	2,142	13%
Total cost of revenues	10,525	9,249	1,276	14%	30,583	26,145	4,438	17%
Gross profit	15,272	10,711	4,561	43%	44,480	33,566	10,914	33%
Operating expenses:
Research and development	17,019	10,353	6,666	64%	47,376	28,322	19,054	67%
Sales and marketing	3,969	5,185	(1,216)	-23%	13,120	15,621	(2,501)	-16%
General and administrative	9,729	6,465	3,264	50%	28,316	20,491	7,825	38%
Total operating expenses	30,717	22,003	8,714	40%	88,812	64,434	24,378	38%
Loss from operations	(15,445)	(11,292)	(4,153)	37%	(44,332)	(30,868)	(13,464)	44%
Other income:
Gain on equity investments	—	—	—		4,156	—	4,156
Change in fair value	18,233	(1,427)	19,660		23,513	10,607	12,906
Interest income	463	501	(38)		1,732	1,463	269
Total other income (loss)	18,696	(926)	19,622		29,401	12,070	17,331
Income (loss) before income taxes	3,251	(12,218)	15,469		(14,931)	(18,798)	3,867
Income tax (benefit) expense	(35)	(257)	222		120	(262)	382
Net income (loss)	3,286	(11,961)	15,247		(15,051)	(18,536)	3,485
Net loss attributable to noncontrolling interest	(566)	(453)	(113)		(1,727)	(734)	(993)
Net income (loss) attributable to Schrödinger stockholders	$3,852	$(11,508)	$15,360		$(13,324)	$(17,802)	$4,478

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Revenues:
On-premise software	$15,064	$10,300	$4,764	46%	$41,768	$31,924	$9,844	31%
Hosted software	2,374	1,862	512	27%	6,820	5,484	1,336	24%
Software maintenance	3,536	3,025	511	17%	10,624	8,462	2,162	26%
Professional services	1,887	931	956	103%	7,361	3,335	4,026	121%
Contribution	—	—	—	—	1,000	—	1,000	—
Total software products and services	22,861	16,118	6,743	42%	67,573	49,205	18,368	37%
Drug discovery	2,936	3,842	(906)	-24%	7,490	10,506	(3,016)	-29%
Total revenues	$25,797	$19,960	$5,837	29%	$75,063	$59,711	$15,352	26%

On-premise software. The increase in revenues for on-premise software was primarily attributable to increased sales from existing and new customers, the timing of revenue for customer renewals, as well as increased revenue from multi-year deals during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019.

Hosted software. The increase in hosted software revenues for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was due to increased spend from existing hosted customers, as well as new customers purchasing hosted software subscriptions, for which revenue is recognized over time.

Software maintenance. The increase in revenues for software maintenance for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 3019 was primarily due to the increase in on-premise software sales during prior periods, for which revenue is recognized over time.

Professional services. The increase in revenues from professional services for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was primarily due to revenue from technology services for several substantial projects that began in the fourth quarter of 2019 and continued during the nine months ended September 30 2020, for which revenue is recognized as services are performed.

Contributions. Contribution revenue for the nine months ended September 30, 2020 was due to an agreement with Gates Ventures, LLC, which began in June 2020.

Drug discovery. The decrease in revenues for drug discovery was primarily due to the timing and amount of collaboration milestones achieved as well as research funding received during the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$4,334	$3,097	$1,237	40%	$12,197	$9,901	$2,296	23%
Gross margin	81%	81%			82%	80%
Drug discovery	6,191	6,152	39	1%	18,386	16,244	2,142	13%

Software products and services. The increase in cost of revenues for software products and services during the three months ended September 30, 2020 compared to three months ended September 30, 2019 was attributable to increases of approximately $0.9 million in personnel-related expenses and approximately $0.3 million in royalty expenses due to higher sales levels.

The increase in cost of revenues for software products and services during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was due to increases of approximately $1.6 million in personnel-related expenses and approximately $0.6 million in royalty expenses attributable to higher sales levels.

Drug discovery. Cost of revenues for drug discovery during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was consistent due to an approximately $0.8 million increase in personnel-related expense, which was offset by decreases of approximately $0.3 million in professional service costs, approximately $0.3 million in royalty expenses, and approximately $0.2 million in technology costs.

The increase in cost of revenues for drug discovery during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was attributable to increases of approximately $2.3 million in personnel-related expenses, approximately $0.7 million in technology costs, and approximately $0.2 million in other costs, partially offset by decreases of approximately $0.7 million in professional service costs and approximately $0.4 million in royalty expenses.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Research and development	$17,019	$10,353	$6,666	64%	$47,376	$28,322	$19,054	67%

The increase in research and development expense during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due to an approximately $3.3 million increase in personnel-related expenses, an approximately $2.7 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, and an approximately $0.5 million increase in cloud computing expense.

The increase in research and development expense during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due to an approximately $8.4 million increase in personnel related expenses, an approximately $7.7 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, an approximately $1.7 million increase in cloud computing expense, and an increase of approximately $1.2 million of other costs.

Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
Sales and marketing	$3,969	$5,185	$(1,216)	-23%	$13,120	$15,621	$(2,501)	-16%

The decrease in sales and marketing expense during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was attributable to an approximately $0.9 million decrease in personnel-related expenses, and an approximately $0.3 million decrease in travel and marketing expense due to COVID-19.

The decrease in sales and marketing expense during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was attributable to an approximately $2.0 million decrease in personnel-related expenses, and an approximately $0.8 million decrease in travel and marketing expense due to COVID-19, partially offset by an increase of approximately $0.2 million in other costs.

General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in thousands)				(in thousands)
General and administrative	$9,729	$6,465	$3,264	50%	$28,316	$20,491	$7,825	38%

The increase in general and administrative expense during the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was attributable to an increase of approximately $2.3 million of additional personnel-related expenses and an increase of approximately $1.0 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure.

The increase in general and administrative expense during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was attributable to an increase of approximately $6.7 million of additional personnel-related expenses, and an increase of approximately $4.5 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure, partially offset by a $3.3 million reduction for non-comparable items recognized during the nine months ended September 30, 2019.

Gain on Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Gain on equity investments	$-	$-	$-	$4,156	$-	$4,156

The gain on equity investments during the nine months September 30, 2020, compared to the nine months September 30, 2019, represents realized gains in the form of a cash distribution received from the Petra Pharma Corporation, or Petra, merger in May 2020 on account of our equity stake in Petra.

Change in Fair Value

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Change in fair value	$18,233	$(1,427)	$19,660	$23,513	$10,607	$12,906

The change in fair value during the three months ended September 30, 2020 was due to a gain on our investment in Relay of $18.0 million and a gain on our investment in Morphic of $0.2 million. The change in fair value during the three months ended September 30, 2019 was due to a $1.4 million loss on our investment in Morphic.

The change in fair value during the nine months ended September 30, 2020 was due to a gain on our investment in Relay of $18.0 million and a gain on our investment in Morphic of $8.5 million, offset by a loss on our investment in Nimbus of $3.0 million.  The change in fair value during the nine months ended September 30, 2019 was due to a $14.9 million gain on our investment in Morphic, offset by a $4.3 million loss on our investment in Nimbus.

Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Interest income	$463	$501	$(38)	$1,732	$1,463	$269

Interest income decreased slightly during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to a significant reduction in interest rates year-over-year, offset by higher investment portfolio balances from the proceeds of our initial public offering in February 2020 and our follow-on public offering in August 2020.

The increase in interest income during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was attributable to increased earnings on our investment portfolio balance, which increased significantly year-over-year due to the investment of proceeds from our initial public offering in February 2020 and our follow-on public offering in August 2020, partially offset by a significant reduction in interest rates year-over-year.

Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$(35)	$(257)	$222	$120	$(262)	$382

Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense (benefit) represents our income tax obligations in certain foreign jurisdictions in which we conduct business. The income tax benefit during the three and nine months ended September 30, 2019 is due to alternative minimum tax credits previously utilized that are refundable under the Tax Cuts and Jobs Act of 2017.

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated by reference into this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the nine months ended September 30, 2020.

Liquidity and Capital Resources

Historically we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future and may never sustain profitability. As of September 30, 2020, we had an accumulated deficit of $118.4 million. Our operating cash flows are impacted by the magnitude and timing of our software sales and, to a lesser degree, by the magnitude and timing of our drug discovery milestone achievements and research funding fees. Our primary use of cash is to fund operating expenses, which consist of research and development, sales and marketing, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay operating expenses to vendors and collect amounts due from customers and collaborators, which is reflected in changes in our operating assets and liabilities, including accounts payable, accrued expenses, prepaid expenses, deferred revenue, and accounts receivable.

We generate revenues from sales of our software solutions and from research funding and milestone payments from our drug discovery collaborations, which we have used to support our research and development and other operating expenses. Since inception, we have also financed our operations from sales of our convertible preferred stock, as well as amounts received from our equity investment in Nimbus, which we co-founded in 2009, the net proceeds of our initial public offering in February 2020, and the net proceeds of our follow-on public offering in August 2020. In late 2018 and early 2019, we issued and sold an aggregate of 73,795,777 shares of Series E convertible preferred stock at $1.4906 per share, for $110.0 million in gross proceeds. In 2016, Nimbus sold its ACC inhibitor to Gilead Sciences in a transaction valued at approximately $1.2 billion, comprised of an upfront payment and earn outs. Of this amount, $601.3 million has been paid to Nimbus to date, and we have received a total of $46.0 million in cash distributions to date. We are eligible to receive future cash distributions on the remaining approximately $600 million of earn outs, if and when such earn outs are achieved. However, the likelihood and timing of such payments, if any, are not possible for us to predict as the achievement of the development and regulatory milestones under the transaction agreement is uncertain and outside of our control. In December 2019, Gilead Sciences announced topline results from its Phase 2 clinical trial, which included firsocostat, both as a monotherapy and in combination with other investigational therapies, in which the primary endpoint was not met. Gilead Sciences announced that it was continuing to analyze the data from the trial and determine next steps. We do not know how this development will affect Nimbus’ right to receive future earnout payments from Gilead Sciences or our right to receive cash distributions from Nimbus. However, if Gilead Sciences determined not to continue to advance the development of firsocostat, then we would not expect to receive any additional distributions from Nimbus on account of this program. Additionally, even if Nimbus were to receive any further payments from Gilead Sciences, any distribution to us as an investor in Nimbus would need to be approved by the board of directors of Nimbus.

On February 10, 2020, we closed our initial public offering of our common stock, in which we sold 13,664,704 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds of $209.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us. Furthermore, on August 17, 2020, we closed a follow-on public offering, in which we sold 5,250,000 shares of common stock at a public offering price of $66.00 per share, resulting in net proceeds to us of $325.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us. As of September 30, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $599.5 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards capital preservation and liquidity.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(26,861)	$(14,794)
Net cash used in investing activities	(328,483)	(60,232)
Net cash provided by financing activities	539,848	30,399
Net increase (decrease) in cash and cash equivalents and restricted cash	$184,504	$(44,627)

Operating activities

During the nine months ended September 30, 2020, operating activities used approximately $26.9 million of cash, primarily resulting from net loss of $15.1 million, which included $4.2 million of non-cash gain on equity investments and a $23.5 million non-cash gain from changes in fair value, partially offset by $11.9 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs. Changes in our operating assets and liabilities provided cash of approximately $4.0 million.

During the nine months ended September 30, 2019, operating activities used approximately $14.8 million of cash, primarily resulting from net loss of $18.5 million, which included a $10.6 million non-cash gain from changes in fair value, partially offset by $4.6 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs. Changes in our operating assets and liabilities provided cash of approximately $9.7 million.

Investing activities

During the nine months ended September 30, 2020, investing activities used approximately $328.5 million of cash, consisting of $328.5 million used for purchases of marketable securities, net of maturities, $2.9 million used for the purchase of additional shares of Nimbus, and $1.7 million used for purchases of property and equipment, partially offset by a $4.6 million cash distribution received from our Petra investment.

During the nine months ended September 30, 2019, investing activities used approximately $60.2 million of cash, consisting of $58.5 million used for purchases of marketable securities, net of maturities, and $1.7 million used for purchases of property and equipment.

Financing activities

During the nine months ended September 30, 2020, financing activities provided approximately $539.8 million of cash, primarily attributable to proceeds from our initial and follow-on public offerings of our common stock.

During the nine months ended September 30, 2019, financing activities provided approximately $30.4 million of cash, primarily attributable to proceeds from issuances of our Series E preferred stock.

Funding Requirements

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the expansion of sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our internal programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our co-founded companies. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events, which may trigger such distributions. In addition, with respect to our internal wholly-owned programs, as part of our strategy we may choose to pursue licensing arrangements when we believe it will help maximize the commercial value of any such program. If we are able to successfully enter into any licensing arrangements in the future, the potential amounts we may be entitled to and the likelihood and timing of such payments, including at what stage of discovery or development we may choose to pursue such arrangements, is uncertain.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$12,721	$5,587	$4,858	$2,246	$30

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d- 15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2020. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of significant operating losses. Our net income attributable to Schrödinger common stockholders and limited common stockholders for the three months ended September 30, 2020 was $3.9 million and our net loss for the nine months ended September 30, 2020 was $13.3 million. Our net losses for the years ended December 31, 2019 and December 31, 2018 were $25.7 million and $28.4 million, respectively. As of September 30, 2020, we had an accumulated deficit of $118.4 million. The net income we generated in the three months ended September 30, 2020 was primarily due to a non-cash gain on our investments in Relay Therapeutics Inc., or Relay, which previously had a carrying value of zero and which, following Relay’s initial public offering in July 2020, we valued based on the closing price of its common stock as of September 30, 2020. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery program, and we have not yet identified our first clinical candidate. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

If we are unable to increase sales of our software, or if we and our current and future collaborators are unable to successfully develop and commercialize drug products, our revenues may be insufficient for us to maintain profitability.

To maintain profitability, we must succeed in significantly increasing our software sales, or we and our current or future collaborators must succeed in developing, and eventually commercializing, a drug product or drug products that generate significant revenue. We currently generate revenues primarily from the sales of our software solutions and expect to continue to derive most of our revenue from sales of our software until such time as our or our collaborators’ drug development and commercialization efforts are successful, if ever. As such, increasing sales of our software to existing customers and successfully marketing our software to new customers are critical to our success. Demand for our software solutions may be affected by a number of factors, including continued market acceptance by the biopharmaceutical industry, market adoption of our software solutions beyond the biopharmaceutical industry including for material science applications, the ability of our platform to identify more promising molecules and accelerate and lower the costs of discovery as compared to traditional methods, timing of development and release of new offerings by our competitors, technological change, and the rate of growth in our target markets. If we are unable to continue to meet the demands of our customers, our business operations, financial results, and growth prospects will be adversely affected.

Achieving success in drug development will require us or our current or future collaborators to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing, and selling any products for which we or they may obtain regulatory approval. We and most of our current drug discovery collaborators are only in the preliminary stages of most of these activities. We and they may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to maintain profitability, or even if our collaborators do, we may not receive option fees, milestone payments, or royalties from them that are significant enough for us to maintain profitability. Because of the intense competition in the market for our software solutions and the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict when, or if, we will be able to sustain profitability.

We may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, increase sales of our software, develop a pipeline of product candidates, enter into collaborations, or even continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 26% from $59.7 million in the nine months ended September 30, 2019 to $75.1 million in the nine months ended September 30, 2020, and increased by 28% from $66.6 million in the fiscal year ended December 31, 2018 to $85.5 million in the fiscal year ended December 31, 2019. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

•	changes in the fair value of or receipt of distributions or proceeds on account of the equity interests we hold in our drug discovery collaborators, such as Morphic and Relay;
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

We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our internal drug discovery programs, initiate preclinical and investigational new drug, or IND, enabling studies and invest in the further development of our platform. In addition, if we determine to advance any of our drug discovery programs into clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we expect to incur additional costs associated with operating as a public company.

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

As of September 30, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $599.5 million. In February 2020, we closed our initial public offering, in which we issued and sold 13,664,704 shares of common stock at a public offering price of $17.00 per share for net proceeds to us of $209.6 million after deducting underwriting discounts and commissions and offering expenses. In August 2020, we closed a follow-on public offering, in which we issued and sold 5,250,000 shares of common stock at a public offering price of $66.00 per share, resulting in net proceeds to us of $325.6 million, after deducting underwriting discounts and commissions and offering expenses. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

There is also a risk that due to regulatory changes, such as suspension of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities.  As described above in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the 2017 Tax Act as amended by the CARES Act, includes changes to U.S. federal tax rates and rules governing NOL carryforwards that may significantly impact our ability to utilize NOLs to offset taxable income in the future.  In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes.

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

We deliver our software through either (i) a product license that permits our customers to install the software solution directly on their own in-house hardware and use it for a specified term, or (ii) a subscription that allows our customers to access the cloud-based software solution on their own hardware without taking control of the licenses. Our customers have no obligation to renew their product licenses or subscriptions for our software solutions after the license term expires, which is typically after one year, and many of our contracts may be terminated or reduced in scope either immediately or upon notice. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenues from these customers. Factors that are not within our control may contribute to a reduction in our software revenues. For instance, our customers may reduce the number of their employees who are engaged in research and who would have use of our software, which would result in a corresponding reduction in the number of user licenses needed for some of our solutions and thus a lower aggregate renewal fee. The loss, reduction in scope, or delay of a large contract, or the loss or delay of multiple contracts, could materially adversely affect our business.

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

Our solutions include software licensed by third parties under any one or more open source licenses, including the GNU General Public License, the GNU Lesser General Public License, the Affero General Public License, the BSD License, the MIT License, the Apache License, and others, and we expect to continue to incorporate open source software in our solutions in the future. Moreover, we cannot ensure that we have effectively monitored our use of open source software or that we are in compliance with the terms of the applicable open source licenses or our current policies and procedures. There have been claims against companies that use open source software in their products and services asserting that the use of such open source software infringes the claimants’ intellectual property rights. As a result, we and our customers could be subject to suits by third parties claiming that what we believe to be licensed open source software infringes such third parties’ intellectual property rights, and we may be required to indemnify our customers against such claims. Additionally, if an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we or our customers could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contain the open source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our solutions.

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

We may never realize a return on our equity investments in our drug discovery collaborators. None of the drug discovery collaborators in which we hold equity generate revenue from commercial sales of drug products. They are therefore dependent on the availability of capital on favorable terms to continue their operations. In addition, if the drug discovery collaborators in which we hold equity raise additional capital, our ownership interest in and degree of control over these drug discovery collaborators will be diluted, unless we have sufficient resources and choose to invest in them further or successfully negotiate contractual anti-dilution protections for our equity investment. The financial success of our equity investment in any collaborator will likely be dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation in the value of the equity we hold. The capital markets for public offerings and acquisitions are dynamic, and the likelihood of liquidity events for the companies in which we hold equity interests could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could negatively impact our financial results. The fair value of our equity interests in public companies, such as Morphic and Relay, may fluctuate significantly in future periods since we determine the fair value of such equity interests based on the market value of such companies’ common stock as of a given reporting date. All of the equity we hold in our drug discovery collaborators is subject to a risk of partial or total loss of our investment.

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

For the three and nine months ended September 30, 2020 and the year ended December 31, 2019, sales to customers outside of the United States accounted for approximately 31%, 41%, and 44% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Additionally, we could face heightened risks as a result of the recent withdrawal of the United Kingdom from the European Union on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom will be subject to a transition period until December 31, 2020, or the Transition Period, during which European Union rules will continue to apply. The Prime Minister has indicated that the United Kingdom will not seek to extend the Transition Period beyond the end of 2020. Negotiations between the United Kingdom and the European Union towards a trade agreement have been progressing, but recently have been subject to late negotiation brinkmanship. If no trade agreement has been reached before the end of the Transition Period, there may be significant market and economic disruption.

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

We, and the collaborators who use our computational platform, may be subject to broadly applicable healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our software solutions and any products for which we obtain marketing approval. Such healthcare laws and regulations include, but are not limited to, the federal health care Anti-Kickback Statute; federal civil and criminal false claims laws, such as the federal False Claims Act; the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA; the Federal Food, Drug, and Cosmetic Act; the federal Physician Payments Sunshine Act; and analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency laws.

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

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of November 6, 2020, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 33.7% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 46.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. Since our initial public offering in February 2020 and through November 6, 2020, the intraday price of our common stock has fluctuated from a low of $25.50 to a high of $99.50. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of November 6, 2020, we had outstanding 56,322,928 shares of common stock and 13,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

Moreover, certain holders of our common stock and our limited common stock have rights, subject to specified conditions, to include their shares in registration statements that we may file for ourselves or other stockholders and, beginning at any time after we become eligible to file a registration statement on Form S-3, to require us to file Form S-3 registration statements covering their shares. We also have filed a registration statement on Form S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under the registration statement on Form S-8 are available for sale in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On February 5, 2020, our registration statement on Form S-1, as amended (File No. 333-235890) was declared effective by the SEC in connection with our initial public offering of common stock, pursuant to which we issued and sold on February 10, 2020, 13,664,704 shares of our common stock at a public offering price of $17.00 per share, including 1,782,352 additional shares of common stock issued upon the full exercise by the underwriters of their option to purchase additional shares, for total gross proceeds of $232.3 million. On February 10, 2020, we received net proceeds of $209.6 million, after deducting $16.3 million in underwriting discounts and commissions and $6.4 million in offering expenses borne by us.  There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus related to the offering, dated February 5, 2020, as filed with the SEC on February 6, 2020.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Restricted Stock Unit Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan					X
10.2	Stock Option Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Schrödinger, Inc.

Date: November 12, 2020	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Joel Lebowitz
Chief Financial Officer (Principal Financial Officer)