Form 10-K
period 2020-12-31
Schrodinger, Inc.
filed 2021-03-04
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒NO ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $2,187,273,894 based upon the closing sale price of the registrant’s common stock on that date.

As of February 26, 2021, the registrant had 60,848,093 shares of common stock and 9,164,193 shares of limited common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

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

•

our drug discovery collaborations and our estimates or expectations regarding any milestone or other payments we may receive from such collaborations, including pursuant to our collaboration with Bristol-Myers Squibb Company;

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in “Risk Factor Summary” below and “Risk Factors”, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report.

•	We have a history of significant operating losses, and we expect to incur losses over the next several years.
•

If we are unable to increase sales of our software, or if we and our current and future collaborators are unable to successfully develop and commercialize drug products, our revenues may be insufficient for us to achieve or maintain profitability.

•	Our quarterly and annual results may fluctuate significantly, which could adversely impact the value of our common stock.
•	If our existing customers do not renew their licenses, do not buy additional solutions from us, or renew at lower prices, our business and operating results will suffer.
•	A significant portion of our revenues are generated by sales to life sciences industry customers, and factors that adversely affect this industry could also adversely affect our software sales.
•	The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
•	We may never realize a return on our investment of resources and cash in our drug discovery collaborations.
•

Although we believe that our computational platform has the potential to identify more promising molecules than traditional methods and to accelerate drug discovery, our focus on using our platform technology to discover and design molecules with therapeutic potential may not result in the discovery and development of commercially viable products for us or our collaborators.

•

We may not be successful in our efforts to identify or discover product candidates and may fail to capitalize on programs, collaborations, or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

•	As a company, we do not have any experience in clinical development and have not advanced any product candidates into clinical development.
•

A widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs.

•

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

•

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

•	Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
•

We are pursuing multiple business strategies and expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our multiple business units and our growth, which could disrupt our operations.

•	Our actual operating results may differ significantly from our guidance.
•	Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

PART I

Item 1. Business.

Overview

We are transforming the way therapeutics and materials are discovered.

Our differentiated, physics-based software platform enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly, at lower cost, and with, we believe, a higher likelihood of success compared to traditional methods. Our software platform is used by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. Our multidisciplinary drug discovery team also leverages our software platform to advance collaborative drug discovery and development programs and our own pipeline of novel therapeutics to address unmet medical needs.

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

We offer our customers a variety of software solutions that accelerate all stages of molecule discovery, design, and optimization. In 2020, all of the top 20 pharmaceutical companies, measured by 2019 revenue, licensed our solutions, accounting for $31.9 million, or 34%, of our software revenue in 2020. The widespread adoption of our software, supported by our global team of sales, technical, and scientific personnel, has driven steady growth in our software revenue. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an annual contract value, or ACV, in excess of $100,000. We had 153, 131, and 122 such customers, which represented 79%, 78%, and 77% of our total ACV, for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, our customer retention rate for our customers with an ACV over $100,000 for the year ended December 31, 2020 was 99% and was 96% or higher for each of the previous seven fiscal years. We believe the growth in the number of our customers demonstrates that companies are increasingly recognizing the power and efficiency of our platform while the retention in this group is indicative of the continued value of our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” for additional information regarding ACV and customer retention rate.

We also leverage our platform and capabilities across a portfolio of collaborative and internal drug discovery programs spanning a wide range of disease targets and indications. Our drug discovery group is comprised of a multidisciplinary team of over 80 experts in protein science, biochemistry, biophysics, medicinal and computational chemistry, and discovery scientists with expertise in preclinical and early clinical development. During the year ended December 31, 2020, we collaborated on more than 25 drug discovery programs with more than ten different biopharmaceutical companies, including a number of companies we co-founded. These collaborations generate drug discovery revenue, including upfront payments, research funding payments, and discovery and development milestones, and have the potential to produce additional milestone payments, option fees, and future royalties.

Furthermore, in mid-2018, we launched a pipeline of internal, wholly-owned programs with the goal of rapidly advancing the discovery of best-in-class and first-in-class therapies. Our initial programs are focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. We continue to advance multiple internal programs towards investigational new drug, or IND, -enabling studies, and we expect to submit up to three IND applications in 2022, with our first submission expected in the first half of 2022, subject to favorable data from IND-enabling studies. While our revenue-generating collaborations are an important component of our business, our strategy is to pursue an increasing number of wholly-owned programs and strategically evaluate on a program-by-program basis entering into clinical development ourselves, entering into collaborations, or out-licensing programs to maximize commercial opportunities.

As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The collaboration includes HIF-2 alpha and SOS1/KRAS, which are two of our internal pipeline programs. Under the terms of the agreement, we received a $55.0 million upfront payment from BMS, and we are eligible to receive up to $2.7 billion in total milestones from BMS across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.

We generated revenue of $108.1 million, $85.5 million, and $66.6 million in 2020, 2019, and 2018, respectively, representing year-over-year growth of 26% and 28%, respectively. Our net loss was $26.6 million, $25.7 million, and $28.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

•

Advancing the science that underlies our computational platform: We have emerged as the leader in the field of physics-based computational drug discovery, and we believe our computational platform is far ahead of that of our nearest competitors. As of December 31, 2020, we had approximately 450 employees, roughly half of whom have Ph.D. degrees. We intend to maintain our industry-leading position by introducing new capabilities and refining our software to further strengthen our technology and advance the science underlying our platform.

•

Growing and expanding our software business: We have experienced steady growth in our software revenues, achieving $92.5 million in revenue in 2020, an increase of 39% compared to 2019, primarily driven by broad adoption of our software solutions by the biopharmaceutical industry and the expansion of our materials science business.

▪

Life science software business: In 2020, all of the top 20 pharmaceutical companies, measured by 2019 revenue, licensed our solutions, accounting for $31.9 million, or 34%, of our software revenue in 2020, and these companies have been our customers for an average of over 15 years. However, we estimate that many of our largest customers are currently purchasing only enough software to optimally enable one or two drug discovery projects, which typically represents a small fraction of their drug discovery projects. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV of over $100,000. We had 153, 131, and 122 such customers for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, we had 16, 10, and 11 customers for the years ended December 31, 2020, 2019, and 2018, respectively, with an ACV of over $1.0 million. We intend to leverage our existing relationships with our customers to drive larger-scale adoption of our solutions. Further, we believe there remains a large opportunity for growth as there are thousands of biopharmaceutical companies that could benefit from our solutions.

▪

Materials science software business: Beyond drug discovery, our solutions can be leveraged for broad application to address industrial challenges in molecule design, including in the fields of aerospace, energy, semiconductors and electronic displays. We intend to continue growing this business through increased brand awareness and a build-out of industry-specific functionality.

•

Accelerating growth of our drug discovery business: We also apply our computational platform across a diversified portfolio of more than 25 drug discovery programs through collaborations with companies we have co-founded, with biopharmaceutical companies, and through our own efforts on internal programs. Our collaborations generate revenues through upfront payments, research funding, preclinical and clinical milestones as well as the potential for option fees, commercial milestones, and future royalties. We also benefit from equity positions in our co-founded companies. Our drug discovery group comprises over 80 scientists, including biologists, medicinal chemists, biochemists, crystallographers, drug metabolism and pharmacokinetics scientists, and pharmacologists.

▪	We are actively working with our collaborators to discover novel therapies. We also intend to add new collaborations that offer scientific synergies and favorable economic terms.

▪

We plan to progress our existing internal programs and continue to add new programs that leverage our computational platform. As we progress these programs, we will strategically evaluate on a program-by-program basis entering into clinical development ourselves, entering into collaborations, or out-licensing programs to maximize commercial opportunities. As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and preclinical development of small molecule compounds for biological targets in the oncology, neurology, and immunology therapeutic areas.

•

Leveraging the synergies between our businesses: We believe that there are significant synergies within our business. We leverage the feedback that we receive from our software customers, collaborators, and internal drug discovery experts to improve the functionality of our platform, which we believe supports increased customer adoption of our solutions and more rapid advancement of our collaborative and internal drug discovery programs. In addition, the success of our collaborators in advancing drug discovery programs provides significant validation of our platform and approach, which we believe increases the attractiveness of our platform to customers, helps us establish new collaborations, and validates the potential of our own internal drug discovery programs.

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

Physics-based Modeling

Predict key properties of molecules with accuracy comparable to physical experiments

Physics-based Modeling + Machine Learning

Explore billions of molecules per week to find molecules with optimized properties

Enterprise Informatics

Easily access expert computational solutions; share data and collaboratively design molecules in real-time

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
•

Scale. Our platform can explicitly evaluate tens of billions of molecules per week, whereas traditionally operated discovery projects only synthesize approximately one thousand molecules per year, thereby increasing the probability that we find a novel molecule with the desired property profile.

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

Also, critically important to the advances we have made are the performance gains offered by using graphical processing unit, or GPU, computing and the cloud. Our platform is capable of running on all major cloud providers and taking advantage of their combined compute power. Combining the dramatic effects of GPU and cloud computing with our integrated physics-based and machine learning technologies enables shortening timelines, decreasing costs, and increasing the probability of success of drug discovery efforts.

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

We are the leading provider of computational software solutions for drug discovery to the biopharmaceutical industry. In 2020, all of the top 20 pharmaceutical companies, measured by 2019 revenue, licensed our solutions, accounting for $31.9 million, or 34%, of our software revenue in 2020. Additionally, in 2020, our software was used by researchers around the world at more than 1,690 academic institutions. The widespread adoption of our software is supported by an approximately 130-person global team of sales, technical, and scientific personnel. Our direct sales operations span across the United States, Europe, Japan and India, and we have sales distributors in other important markets, including China and South Korea.

We have a diverse and large existing customer base, ranging from startup biotechnology companies to the largest global pharmaceutical companies as well as an increasing number of materials science customers. Our ten largest software customers represented approximately 29% of our software revenue in 2020, and no single software customer represented more than 5% of our software revenue. We continue to expand our customer base as we promote the education and recognition of the potential of our computational platform across industries. As of December 31, 2020, we had 1,463 active customers, which we define as the number of customers who had an ACV of at least $1,000 in a given fiscal year, and the figure below shows the growth in the number of our active customers since 2013.

742
842
878
960
1,042
1,150
1,266
1,463
2013
2014
2015
2016
2017
2018
2019
2020

We believe there is a significant opportunity to expand the adoption of our platform within our growing customer base. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV over $100,000. We had 153, 131, and 122 such customers for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, we had 16, 10, and 11 customers for the years ended December 31, 2020, 2019, and 2018, respectively, with an ACV of over $1.0 million. We believe biopharmaceutical companies are increasingly recognizing and applying the power and efficiency of our platform.

Furthermore, we believe our sales and marketing approach and the quality of our software solutions help us cultivate long-standing relationships and reoccurring sales. This is demonstrated by the length of our key relationships, with the average tenure of our 10 largest customers in 2020 being over 18 years. Furthermore, our ability to expand our customer relationships over time is exemplified by our ability to retain our customers with an ACV over $100,000. For the year ended December 31, 2020, our year-over-year customer retention rate for our customers with an ACV over $100,000 was 99% and was 96% or higher for each of the previous seven fiscal years. We believe the continued expansion of our customer base coupled with our ability to expand our customers’ use of our software will continue to drive revenue growth. The figure below shows the different ways in which we are accelerating our growth.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” for additional information regarding ACV and customer retention rate.

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
o

WaterMap characterizes the locations and energetics of water molecules occupying the binding site of, or solvating, a target protein. From this analysis, one can infer the druggability of a protein, as well as uncover opportunities to significantly increase binding affinity by exploiting the water structure in the binding site.

o	SiteMap allows binding site identification and evaluation to help locate potential protein binding sites, including allosteric sites, and predict the approximate druggability of those sites.
o	GlideEM, PrimeX and Phenix/OPLS4 enable optimization of intermediate quality experimental protein structures to a quality sufficient to drive structure-based drug discovery.
•	Hit Discovery: the identification of hit molecules.
o

FEP+ is our free energy calculation software. In hit discovery, this software can be used to replace the central core of earlier known tight binding molecules to identify novel, highly potent molecules unavailable in library collections. Often these molecules have much higher binding affinity and have a better property profile than typical hit molecules. FEP+ has also recently been extended to support the calculation of absolute binding affinities, which enables the software to evaluate and triage diverse molecules sharing no common peripheral features in a hit discovery context.

o	Glide is our virtual screening program that is used to screen libraries of molecules to find hit molecules likely to bind a particular protein target in a specific conformation.
o

WScore is our next-generation virtual screening program that utilizes a more accurate and robust description of protein-ligand interaction solvation effects. This and other novel features enable WScore to more reliably find hit molecules for challenging protein targets when screening libraries of molecules.

o	Shape uses the three-dimensional structure and shape of earlier known hit molecules to find new hits when screening libraries of molecules.
o	AutoQSAR/DeepChem uses modern machine-learning methods trained to earlier known hit molecules to find novel hits when screening libraries of molecules.
o

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

o

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

o

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

o

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
o

LiveDesign is our user-friendly enterprise informatics solution that enables interactive and collaborative molecule design, aggregation and sharing of data, and end-to-end discovery project coordination between chemists, modelers, and biologists.

o	Maestro is our user-friendly modeling environment, which allows expert modelers to utilize our advanced modeling solutions.

Our Software Solutions for Materials Science

We also sell software licenses to customers engaged in molecule design for industrial purposes. The software solutions for our materials science customers leverage much of the same technology as our software for biopharmaceutical companies. In addition, similar to traditional drug discovery efforts, traditional approaches to discovering new molecules in these fields also suffer from long timelines, and it can take as long as 10 to 20 years to bring new materials to the market. We are focused on leveraging our technology to transform the way new materials are discovered, and we believe that materials science industries are only beginning to recognize the potential of computational methods. We are continuing to build a team of subject matter experts to further drive adoption of our computational platform in each of the following areas in which we currently operate:

•	mobile electronics and displays—organic electronics (OLED);
•	aerospace and defense—polymers, composites;
•	microelectronics—semiconductors, thin film processing;
•	oil and gas—catalysis, reactivity;
•	energy—alternative energy, batteries; and
•	consumer packaged goods—soft matter, formulations.

As part of our ongoing efforts to further advance our software solutions for materials science applications, in June 2020, we entered into a three-year agreement with Gates Ventures, LLC to develop and apply atomistic simulations methods to improve battery performance.

Drug Discovery Business

Overview

We are using our computational platform in both collaborative and internal drug discovery programs. Traditional drug discovery and development efforts have become increasingly complex, lengthy, capital-intensive, and are prone to high failure rates. Decreasing returns on investments in drug research and development have created a significant opportunity for us to leverage our computational platform to design and discover new medicines. In drug discovery stages, our platform can reduce the time and cost required to identify a development candidate with a more optimized property profile as compared to traditional methods. We believe that these candidates with more optimized property profiles will have a higher probability of success in clinical development.

The figure below illustrates the advantages in time, cost, and molecule quality of our computational drug design approach over traditional drug discovery approaches.

The figures below show the number of collaborative programs we have worked on in each given year, as well as the amount of drug discovery revenue we have generated for the periods presented. While our revenue-generating collaborations are an important component of our business, our strategy is to pursue an increasing number of internal programs and strategically evaluate on a program-by-program basis entering into clinical development ourselves, entering into collaboration, or out-licensing programs to maximize commercial opportunities. As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and clinical development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. These programs are not included in the number of collaborative programs described below. See “—Our Pipeline” for a further discussion of these programs.

Furthermore, collaborative programs which we did not actively work on in a given year, but for which we are still eligible to receive potential milestone payments and royalties, are not included in the number of collaborative programs below. For the year ended December 31, 2020, we had nine such programs compared to two and one for the years ended December 31, 2019 and 2018, respectively. The number of these programs has increased as a result of a higher proportion of our collaborative programs advancing beyond the discovery phase, which is typically the stage where we are actively involved in the discovery of development candidates together with our collaborators.

Our drug discovery revenue consists of revenue generated from collaborations through the combination of upfront payments, research funding payments, discovery and development milestones, and other fees, as well as any revenue generated from our pipeline of internal drug discovery programs, including revenue generated from our collaboration with BMS. As part of the BMS collaboration in November 2020, we received an upfront payment of $55.0 million. Approximately $1.0 million of the upfront payment was included in our drug discovery revenue for the year ended December 31, 2020, with the remainder recorded as deferred revenue as of December 31, 2020.

9
10
15
16
19
20
29
25
2013
2014
2015
2016
2017
2018
2019
2020

Our Drug Discovery Expertise

Our drug discovery group is comprised of a team of over 80 experts in protein science, biochemistry, biophysics, medicinal and computational chemistry, and discovery scientists with expertise in preclinical and early clinical development. Many of our scientists have decades of biopharmaceutical industry experience across multiple disciplines and areas of expertise and deploy our computational platform across an array of disease targets and indications. Our differentiated, physics-based platform empowers our integrated team of experts to design better molecules, in shorter time frames, and at a lower cost than traditional drug design.

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

Collaboration Agreements

We have entered into a number of collaborations with biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutics areas, including without limitation, various programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immune-oncology, cardiopulmonary disease and tuberculosis. Our current collaborators include Ajax Therapeutics, Inc., Bright Angel Therapeutics Inc., Faxian Therapeutics, LLC, or Faxian, Morphic Holding, Inc., Nimbus Therapeutics, LLC, Ono Pharmaceuticals Co., LTD., Sanofi S.A., ShouTi Inc., Sun Pharma Advanced Research Company Ltd., TB Alliance and Takeda Pharmaceuticals Company Limited, or Takeda. With the exception of Takeda, where we retain all intellectual property rights until Takeda exercises its option to acquire a program, all of the programs being pursued under these collaborations are fully owned and controlled by each respective collaborator. Our opportunity to receive potential revenues from any of these programs is generally limited to research funding payments, development, regulatory, and commercial milestones, option fees to license projects and royalties on commercial sales, if any. We are not responsible for advancing their preclinical or clinical development or their commercialization, if approved.

Equity Stakes. We have received equity consideration in certain of our collaborators, and from time to time, we have also made additional equity investments in certain of these collaborators. As noted above, all of these programs are fully owned and controlled by each respective collaborator, with the exception of Faxian, which is a 50/50 joint venture. The following table presents our equity stakes on an issued and outstanding basis as of December 31, 2020:

Company	Ownership %
Ajax Therapeutics, Inc.	8.7%
Bright Angel Therapeutics Inc.	33.3%
Faxian Therapeutics, LLC (JV)	50.0%
Morphic Holding, Inc. (1)	2.6%
Nimbus Therapeutics, LLC (2)	6.9%
Ravenna Pharmaceuticals, Inc.	3.1%
Relay Therapeutics, Inc.(3)	0.5%
ShouTi, Inc.	6.1%

(1)

Based on the number of shares of common stock outstanding as of February 24, 2021, as reported on Morphic’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 1, 2021.

(2)	On a fully diluted unit basis.
(3)

Based on the number of shares of common stock outstanding as of November 10, 2020, as reported on Relay’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, as filed with the SEC on November 12, 2020. In January 2021, we disposed of our equity stake in Relay Therapeutics, Inc. for aggregate consideration of $15.7 million.

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

However, because these collaborations are not under our control, we cannot predict whether or when we might achieve any event-based increases in research funding payments, milestone payments, royalty or other payments under these collaborations or estimate the full amount of such payments, and we may never receive any such payments. For a further discussion of the risks we face with respect to receipt of any of these payments, please refer to “Risk Factors—Risks Related to Drug Discovery—We may never realize a return on our investment of resources and cash in our drug discovery collaborations”.

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

Our Pipeline

In mid-2018, we launched a pipeline of internal, wholly-owned programs with the goal of rapidly advancing the discovery of best-in-class and first-in-class therapies. Our initial programs are focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. We continue to advance multiple internal programs towards investigational new drug, or IND, -enabling studies, and we expect to submit up to three IND applications in 2022, with our first submission expected in the first half of 2022, subject to favorable data from IND-enabling studies. Our strategy is to pursue an increasing number of wholly-owned programs and strategically evaluate on a program-by-program basis entering into clinical development ourselves, entering into collaborations, or out-licensing programs to maximize commercial opportunities.

As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The collaboration includes HIF-2 alpha and SOS1/KRAS, which are two of our internal pipeline programs. Under the terms of the agreement, we received a $55.0 million upfront payment from BMS, and we are eligible to receive up to $2.7 billion in total milestones from BMS across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.

The following is a summary of our drug discovery programs:

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

CDC7 Kinase Inhibitor Program

We are developing tight-binding, selective, novel small molecule inhibitors of CDC7 for the treatment of advanced solid and liquid tumors. CDC7 is a serine/threonine protein kinase that has been shown to be a required step in DNA replication initiation. CDC7 levels are high in certain tumors, and are thought to be linked to these cancer cells’ proliferative capacity and ability to bypass normal DNA damage responses.

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

In order to maximize the number of cancer cells in cell cycle arrest, very tight-binding inhibitors are required to achieve durable clinical impact as monotherapy or in the context of clinical combinations. Using our computational platform, we have identified multiple tight-binding, selective, and novel CDC7 inhibitor series and are preparing for preclinical development activities.

As shown in the figure below, our early molecules demonstrated inhibition of a downstream biomarker of CDC7, intratumoral phosphorylated MCM2, or pMCM2, that was used as an endpoint in recent third-party clinical trials of a CDC7 inhibitor. Furthermore, one series of our molecules displayed high levels of brain penetration in preclinical assays, which may provide an opportunity for the treatment of brain metastases in solid tumor patients. Combination of our early molecules and the Wee1 inhibitor AZD1775 (adavosertib), which is undergoing clinical trial testing in cancer patients, showed additive anti-proliferative effect in Colo205 cells, or human colon adenocarcinoma cells. Combination of another of our molecules and olaparib, an FDA-approved PARP inhibitor marketed as LYNPARZA by AstraZeneca, also showed additive anti-proliferative effects in H460 cells, or human non-small-cell lung cancer cells. Additive effects were also shown in combination with ceralasertib, an ataxia telangiectasia and Rad3-related, or ATR, inhibitor in Colo205 cells.

CDC7 biochemical assay

%inhibition
log [compound] (nM)
SDR-3814
Reference 1
Reference 2
Reference 3
100
75
50
25
0
-3
-2
-1
0
1
2

Tumor phosphorylated MCM2

tumor pMCM2 %Vehicle
125
100
75
50
25
0
Vehicle
Reference 1 30 mg/kg
Reference 1 60 mg/kg
SDR-2749 20 mg/kg
SDR-3814 50 mg/kg

Combination of SDR-3066 and olaparib in H460 cells

Cell viability (CellTiter-Glo)
Log [SDR-3066] (nM)
Olaparib (nM)
10000
3333
1111
370
123
0.0

Combination of olaparib and SDR-3066 in H460 cells

SDR-3066 (nM)
Cell viability (CellTiter-Glo)
Log [olaparib] (nM)
10000
3333
1111
370
123
41
14
0.0

Studies conducted using versions of clinical references and olaparib synthesized by third-party contract research chemists, using publicly available information

Wee1 Kinase Inhibitor Program

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

We have identified Wee1 inhibitor lead molecules that are tight-binding and 100-fold more selective for Wee1 versus PLK1, and have exhibited a favorable property profile, including no observable inactivation of CYP3A4. We are pursuing in vitro and in vivo Wee1 and PARP inhibitor combination studies and studies in patient-derived tumor mouse models and other combinations, which we believe may have implications for future clinical combination trials.

MALT1 Inhibitor Program

We are developing novel MALT1 inhibitors for the treatment of patients with non-Hodgkin’s lymphoma and chronic lymphocytic leukemia who are resistant to or have relapsed on Bruton’s tyrosine kinase, or BTK, inhibitors, a currently-approved therapy for lymphoma patients. Constant activation of nuclear factor-kappa B, or NF-kB, a key signaling molecule in B cells, is a hallmark of several subtypes of lymphoma. MALT1 is a protein that is downstream of BTK in the NF-kB signaling pathway and when rearranged, drives lymphoma cell growth.

The anti-proliferative effect of covalent BTK inhibitors, such as ibrutinib and acalabrutinib, provides clinical and commercial proof-of-concept that inhibiting NF-kB signaling can be effective for the treatment of B-cell malignancies with elevated B-cell receptors signaling, including chronic lymphocytic leukemia, Waldenström’s macroglobulinemia, mantle cell lymphoma and marginal zone lymphoma. However, a common active site mutation in patients following long-term BTK inhibitor treatment prevents covalent binding of ibrutinib and acalabrutinib to BTK leading to loss of efficacy.

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

Inhibition of cell proliferation in ibrutinib-resistant OCI-LY3 cells

Cell Viability (% to Control)
120
100
80
60
40
20
0
0.1
1
10
100
1000
10000
Conc.(nM)
Ibrutinib
SDR-3457

Inhibition of cell proliferation SDR-3457 + ARQ-531 in OCI-LY10 cells

Cell Viability (% to control)
120
100
80
60
40
20
0
0.1
1
10
100
1000
10000
SDR-3457 (nM)
ARQ-531 (nM)
0
41
123
370
1111

Inhibition of cell proliferation ARQ-531+ SDR-3457 in OCI-LY10 cells

Cell Viability (% to control)
120
100
80
60
40
20
0
0.1
1
10
100
1000
10000
ARQ-531 (nM)
SDR-3457 (nM)
0
123
370
1111
3333

Studies conducted using versions of ibrutinib, and ARQ-531 synthesized by third-party contract research chemists, using publicly available information

HIF-2 alpha Inhibitor Program

In collaboration with BMS, we are developing a HIF-2 alpha inhibitor for the treatment of renal cell carcinoma as monotherapy or in combination with immunotherapy agents, PD-1 or PDL-1 antibodies, and potentially other indications, such as pulmonary hypertension. HIF-2 alpha, also known as EPAS1, is one of several master regulators of intratumoral hypoxia and control hypoxia-mediated pathological processes in tumors, including angiogenesis, pH homeostasis, cell migration/invasion, stem cell pluripotency, immune evasion, and therapy resistance. In third-party studies, clinical proof of concept was recently demonstrated for the role of HIF-2 alpha inhibition in patients with clear cell renal cell carcinoma, or CCRCC, caused by a germline mutation in the Von Hippel-Lindau tumor suppressor gene.

Pursuant to our collaboration and license agreement with BMS, once we have discovered or identified a HIF-2 alpha inhibitor that meets specified, mutually-agreed criteria (or upon BMS’s selection), BMS will be solely responsible for the further preclinical and clinical development, manufacturing and commercialization of such candidate at its own expense. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.

SOS1/KRAS Inhibitor Program

In collaboration with BMS, we are developing a SOS1/KRAS protein-protein interaction inhibitor for the treatment of KRAS-driven cancers. SOS1, or Son of sevenless-1, is involved in the activation and regulation of KRAS. Oncogenic mutant KRAS stimulates the growth of some of the most intractable tumors, such as lung, pancreatic, and colon cancer. Strategies to disrupt the persistently active Ras pathway have focused on targeting Cys12 of the oncogenic mutant KRAS G12C with covalent inhibitors. Disruption of the SOS1/KRAS interaction has emerged as an alternative approach based on third party preclinical data. Our initial efforts suggest that we can leverage our computational platform to identify a novel development candidate for this target.

Pursuant to our collaboration and license agreement with BMS, once we have discovered or identified a SOS1/KRAS protein-protein interaction inhibitor that meets specified, mutually-agreed criteria (or upon BMS’s selection), BMS will be solely responsible for the further preclinical and clinical development, manufacturing and commercialization of such candidate at its own expense. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.

Future Programs

We have identified a large number of protein targets that we believe are amenable to our computational platform, which creates a large and growing inventory of targets that we can potentially advance into discovery programs. Our drug discovery group also intends to pursue targets with strong biological validation and therapeutic potential that currently lack protein structures of sufficient quality to permit the use of our computational platform for drug discovery. We are actively pursuing strategic alliances with collaborators that have the ability to generate high-quality protein structures for these targets, which will enable us to initiate discovery efforts. For example, as part of these efforts, in 2020 we entered into strategic partnerships with Viva Biotech to access new x-ray crystal structures as well as with Thermo Fisher Scientific to obtain structures of protein complexes leveraging cryo-EM technology.

Our initial programs are focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Genomic instability of malignant cells leads to genetic mutations that can drive resistance to kinase inhibitors, creating the need for second and third generation drugs targeting the same disease. Our computational platform has been shown to be capable of predicting the impact that mutations in the kinase domain have on drug binding, potency, and drug sensitivity. Use of our platform to assess and evaluate the impact of clinical mutations on drug potency can be a powerful tool for drug discovery. We believe that deploying our platform at scale with access to genomic profiling data for patients puts us in a strong position to predict the impact of active-site resistance mutations with clinically relevant accuracy to optimize the design of molecules that are robust against common resistant mutations. Since we have launched our initial programs which are focused on oncology, we have expanded into other therapeutic areas, including in the areas of immunology and neurology.

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

In developing FEP+, we were able to resolve deficiencies in early attempts to develop physics-based methods. FEP+ calculations are much more accurate than either conventional machine learning or modern machine learning when scoring molecules structurally distinct from the training set data. In addition, by integrating FEP+ with our machine learning implementation, which we refer to as AutoQSAR/DeepChem, we developed a solution that we refer to as Active Learning FEP+. Active Learning FEP+ combines the accuracy of free energy calculations with the speed of machine learning calculations and can be used to explore up to billions of molecules within a few days. By further combining this functionality with our ability to enumerate large sets of molecules provided by PathFinder and our ability to build and manage complex workflows utilizing cloud resources, we are able to deploy these capabilities at scale to advance projects.

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

These four approaches are complementary to each other, and their integrated use has led to successful hit-finding campaigns for dozens of protein targets in our collaborative and internal drug discovery programs. There are also numerous reports in the literature and in patents of our software customers utilizing some combination of these approaches to identify hit molecules.

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

The fourth computational method we routinely use to identify hit molecules to initiate drug discovery programs is the FEP+ solution described above. When used in this context, FEP+ can be used to completely replace the core moiety of an earlier known molecule to yield a novel molecule with similar binding potency. This approach is much more computationally intensive than previous methods, often ~24 GPU hours per molecule, but is also much more accurate. Utilizing this approach on multiple programs, we have been able to identify novel nanomolar or picomolar inhibitors in the first few months of project chemistry that have property profiles typical of molecules only observed in the later hit-to-lead phases of drug discovery.  Our FEP+ solution has also recently been extended to support the calculation of absolute binding affinities, which enables the software to evaluate and triage diverse molecules sharing no common peripheral features in a hit discovery context.

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

Collaboration Agreement with Bristol-Myers Squibb Company

In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and preclinical development of small molecule compounds (other than protein-degrader compounds) for biological targets in the oncology, neurology and immunology therapeutic areas.

Under the agreement, during a limited research term, we will be responsible, at our own cost and expense, for the discovery of small molecule compounds (other than protein-degrader compounds) directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial specified targets include HIF-2 alpha and SOS1/KRAS, which are two of our early-stage programs. Once we have discovered or identified a compound for a target that meets specified, mutually-agreed criteria or upon BMS selection of a compound as a development candidate, BMS will be solely responsible for the further preclinical and clinical development, manufacturing and commercialization of such candidate at its own cost and expense. The research term will end on the earlier of four years or until we have delivered a candidate for each specified target. We may elect to extend the research term for a limited period of time to deliver a candidate for a given target. In addition, the parties may mutually agree to extend the initial research term for an additional year. Under the agreement, BMS has agreed to use commercially reasonable efforts to develop, seek and obtain regulatory approval for, and commercialize at least one product that contains a licensed compound for each target in each of the United States, Japan and the European Union. The research component of the collaboration will be overseen by a joint steering committee comprised of an equal number of representatives from each of us and BMS. In addition to the initial specified targets, the parties have also agreed on a list of four reserved targets. BMS may replace one of the initial specified targets with a reserved target during a limited substitution period in the research term.

Pursuant to the agreement, for a given target, we have granted to BMS an exclusive license, with the right to grant sublicenses, under certain patent rights, know-how and materials controlled by us to clinically develop, manufacture, use, sell, offer for sale, export and import and otherwise exploit, and have others do the same, any compound, molecule or product for such target throughout the world.

Under the terms of the agreement, BMS paid us an initial upfront fee payment of $55 million. We are also entitled to receive up to $2.7 billion in total milestones across all potential targets. Such milestones consist of up to $585 million in total milestones per oncology target, including $360 million in the aggregate for certain specified research, development and regulatory milestones and $225 million in the aggregate for certain specified commercial milestones, as well as up to $482 million in total milestones per neurology and immunology target, including $257 million in the aggregate for certain specified research, development and regulatory milestones and $225 million in the aggregate for certain specified commercial milestones.

We are also entitled to a tiered percentage royalty on annual global net sales of licensed products ranging from mid-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by BMS on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim of certain specified patent rights covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

The agreement excludes any activities relating to protein-degrader compounds. However, under the terms of the agreement, for a limited period of time after the execution of the agreement, we and BMS agreed to negotiate a separate definitive agreement pursuant to which we will agree to license to BMS the right to conduct research, development and commercialization activities with respect to degrader compounds for the targets under the agreement.

On a target-by-target basis, during the term of the agreement for a given target, we are prohibited from clinically developing or commercializing, ourselves or with a third party, any nucleic acid, antibody, biologic, compound, small molecule or other molecule, or any product that contains the foregoing, that specifically modulates as its primary mechanism of action such target, or is designed to specifically modulate such target. Such prohibition encompasses both the initial specified targets listed as of the effective date of the agreement and those targets on the reserved target list for the limited substitution period.

Unless earlier terminated, the agreement will expire on a licensed product-by-licensed product and country-by-country basis on the expiration of the applicable royalty term for such licensed product in such country and in its entirety upon expiration of the last royalty term for the last licensed product. Either party may terminate the agreement earlier upon an uncured material breach of the agreement by the other party on a target-by-target basis, or upon the occurrence of certain events of insolvency of the other party. Additionally, BMS may terminate the agreement for any or no reason, in its entirety or on a target-by-target basis, upon specified written notice to us. BMS may also terminate the agreement on a target-by-target basis for safety reasons. We may terminate the agreement on a target-by-target basis to the extent BMS commences or participates in challenging certain patents licensed by us to BMS under the agreement.

In the event that BMS terminates the Agreement at will, or if we terminate for a breach, insolvency or patent challenge by BMS, we are entitled to certain reversionary rights with respect to certain compounds and products for the applicable terminated target(s).

In the event that BMS has the right to terminate the agreement, in whole or with respect to a particular target, upon our uncured material breach or an event of insolvency with respect to us, then in lieu of so terminating, BMS has the right to elect to the have the agreement continue in full force and effect; provided that all royalties and milestones thereafter payable by BMS to us with respect to such applicable target(s) shall be reduced by 50%.

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

The patent positions of companies like ours are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our software, technology, computational platform, and any product candidates we develop. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any products we develop will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold or may hold may be challenged, circumvented or invalidated by third parties. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Our strategy is to file patent applications directed to our key software and our key programs in an effort to secure our intellectual property positions vis-a-vis this software and these programs. The patent portfolio for our software business includes at least 12 published patent families. As of February 3, 2021, we owned or held exclusive license rights to approximately 60 patents and patent applications, including at least eight issued or allowed U.S. cases, five pending U.S. non-provisional patent applications, ten issued or allowed non-U.S. cases, including six granted European patents which have been validated among multiple individual European Patent Convention nations and four non-European patents, and nine pending foreign patent applications relating to our computational platform. While we believe that the specific and generic claims contained in our wholly-owned and licensed pending U.S. and non-U.S. applications provide protection for various aspects of our computational platform, third parties may nevertheless challenge such claims. Any patents that are issued or that may issue from these families are expected to expire between 2026 and 2038, absent any adjustments or extensions. As of February 3, 2021, there were no published patent families related to our internal drug discovery business, and although several of our drug discovery collaborators have filed patent applications related to our collaborations that include employees of ours as inventors, including over 100 compound patents and patent applications since 2010, we do not own any intellectual property rights related to these inventions. As of February 3, 2021, 13 pending wholly-owned provisional applications, two pending international patent applications, and two pending non-U.S. patent applications have been filed.

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

In addition to patent protection, as of February 3, 2021, we had approximately 42 copyright registrations covering our proprietary software code, and we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, service providers, employees, and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

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

Approval and Regulation of Drugs in the United States

In the United States, drug products are approved and regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions.

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
•

performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;

•

preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);

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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In these cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials, or parts of the trial, can begin.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that such studies are conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects, if the data from such a foreign study is to be used in support of a marketing application.

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

Review and Approval of an NDA

In order to obtain approval to market a drug product in the United States, a NDA must be submitted to the FDA that provides sufficient data establishing the safety and efficacy of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the drug product to the satisfaction of the FDA.

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Biologic License Applications, or BLAs, are submitted for licensure of biologic products under the Public Health Service Act. Under federal law, the submission of most NDAs is subject to an application user fee. The sponsor of an approved NDA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services within the United States Department of Health and Human Services, information related to certain payments and other transfers of value made by that entity to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and transfers of value provided, as well as ownership and investment interest held, during the previous year to certain other healthcare professionals, including physician assistances and nurse practitioners; and

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

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

Violations of applicable healthcare laws and regulations may result in significant civil, criminal and administrative penalties, damages, disgorgement, fines, imprisonment, and possible exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and integrity oversight and reporting obligations.

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

Privacy and the General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Although there are legal mechanisms to allow for the transfer of personal data from the United Kingdom, European Economic Area, or EEA, and Switzerland to the United States, uncertainty about compliance with such data protection laws remains and such mechanisms may not be available or applicable with respect to the personal data processing activities necessary to research, develop and market our products and services. For example, legal challenges in Europe to the mechanisms allowing companies to transfer personal data from the EEA to the United States could result in further limitations on the ability to transfer personal data across borders, particularly if governments are unable or unwilling to reach new or maintain existing agreements that support cross-border data transfers, such as the EU-U.S. and Swiss-U.S. Privacy Shield Frameworks. Specifically, on July 16, 2020, the Court of Justice of the European Union invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework. To the extent that we were to rely on the EU-U.S. Privacy Shield Framework, we will not be able to do so in the future, which could increase our costs and limit our ability to process personal data from the European Union. The same decision also cast doubt on the ability to use one of the primary alternatives to the Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, to lawfully transfer personal data from Europe to the United States and most other countries. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses.

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provide a new cause of action for data breaches. Many other states are considering similar legislation, and a broad range of legislative measures also have been introduced at the federal level.

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

In January 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit which was conducted in December 2020, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The Clinical Trials Regulation becomes applicable six months after the European Commission publishes notice of this confirmation and has published an expected system “go live” in December 2021. When the Clinical Trials Regulation becomes applicable, the existing Clinical Trials Directive and national legislation put in place to implement the Directive will be repealed. Following implementation of the Clinical Trials Regulation, a transitional period will be in effect for one year where new clinical trial applications can be submitted either under the existing Clinical Trials Directive or under the new Clinical Trials Regulation.

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

As in the United States, information about clinical trials in support of a marketing application must be submitted within specific timeframes to the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom withdrew from the European Union on January 31, 2020. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom, as the United Kingdom legislation now has the potential to diverge from European Union legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the United Kingdom in the long-term. The Medicines and Healthcare Products Regulatory Agency has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s GDPR is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European and EEA remain unaffected.

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

Employees

As of December 31, 2020, we had 445 full-time employees and 452 total employees, including a total of 231 employees with Ph.D. degrees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Item 1A. Risk Factors.

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report and our other public filings with the SEC. The risks described below are not the only risks facing our company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results, and financial condition to suffer materially.

Risks Related to Our Financial Position and Need for Additional Capital

We have a history of significant operating losses, and we expect to incur losses over the next several years.

We have a history of significant operating losses. Our net loss was $26.6 million, $25.7 million, and 28.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $129.6 million.

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

Achieving success in drug development will require us or our current or future collaborators to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing, and selling any products for which we or they may obtain regulatory approval. We and most of our current drug discovery collaborators are only in the preliminary stages of most of these activities. We and they may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve and to maintain profitability, or even if our collaborators do, we may not receive option fees, milestone payments, or royalties from them that are significant enough for us to achieve and to maintain profitability. Because of the intense competition in the market for our software solutions and the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict when, or if, we will be able to sustain profitability.

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 26% from $85.5 million in the fiscal year ended December 31, 2019 to $108.1 million in the fiscal year ended December 31, 2020. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

Our results of operations, including our revenues, gross margin, profitability, and cash flows, have historically varied from period to period, and we expect that they will continue to do so. As a result, period-to-period comparisons of our operating results may not be meaningful, and our quarterly and annual results should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly and annual financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:

•

customer renewal rates and the timing and terms of customer renewals, including the seasonality of customer renewals of our on-premise software arrangements, for which revenue historically has been recognized at a single point in time in the first and fourth quarter of each fiscal year;

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
•

the success of our drug discovery collaborators in developing and commercializing drug products for which we are entitled to receive milestone payments or royalties and the timing of receipt of such payments, if any, such as under our collaboration agreement with Bristol-Myers Squibb Company, or BMS; and

•

the timing of expenses related to our drug discovery programs, the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

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

We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our internal drug discovery programs, initiate preclinical and investigational new drug, or IND, enabling studies and invest in the further development of our platform. In addition, if we determine to advance any of our drug discovery programs into clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company.

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

As of December 31, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $643.2 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” of this Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the estimated variable consideration included in the transaction price in our contracts with customers, stock-based compensation, and valuation of our equity investments in early-stage biotechnology companies. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

We use our computational platform to provide drug discovery services to collaborators who are engaged in drug discovery and development. These collaborators include start-up companies we co-found, pre-commercial biotechnology companies, and large-scale pharmaceutical companies. When we engage in drug discovery with these collaborators, we typically provide access to our platform and platform experts who assist the drug discovery collaborator in identifying molecules that have activity against one or more specified protein targets. We historically have not received significant initial cash consideration for these services, except for the upfront payment of $55.0 million we received from BMS upon entry into our collaboration agreement with BMS. However, we have received equity consideration in certain of our collaborators and/or the right to receive option fees, cash milestone payments upon the achievement of specified development, regulatory, and commercial sales milestones for the drug discovery targets, and potential royalties. From time to time, we have also made additional equity investments in our drug discovery collaborators.

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

•	drug discovery collaborators could suffer from operational delays as a result of global health impacts, such as the COVID-19 pandemic; and
•	drug discovery collaborations may be terminated prior to our receipt of any significant value from the collaboration.

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

We also rely on collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize the commercial value of the product candidate. For example, under our collaboration agreement with BMS, after mutual agreement on the targets(s) of interest, our drug discovery group will be responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. Even if we successfully identify one or more development candidates for BMS to develop and commercialize under our collaboration agreement, BMS may not achieve the research, development, regulatory and sales milestones for those development candidates that result in additional payments to us.

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

Because we have limited resources, we focus our research programs on protein targets where we believe our computational assays are a good substitute for experimental assays, where we believe it is theoretically possible to discover a molecule with properties that are required for the molecule to become a drug and where we believe there is a meaningful commercial opportunity, among other factors. The focus of our initial internal drug discovery programs was in the area of oncology, and we have only recently begun expanding into other therapeutic areas, including neurology and immunology. We may forego or delay pursuit of opportunities with certain programs, collaborations, or product candidates or for indications that later prove to have greater commercial potential. However, the development of any product candidate we pursue may ultimately prove to be unsuccessful or less successful than another potential product candidate that we might have chosen to pursue on a more aggressive basis with our capital resources. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, partnership, licensing, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration.

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

If we and any current or future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any product candidates, or experience delays in doing so, our business may be materially harmed.

The success of our and any current or future collaborators’ development and commercialization programs will depend on several factors, including the following:

•	successful completion of necessary preclinical studies to enable the initiation of clinical trials;
•	successful enrollment of patients in, and the completion of, the clinical trials;
•	acceptance by the FDA or other regulatory agencies of regulatory filings for any product candidates we and our current or future collaborators may develop;
•	expanding and maintaining a workforce of experienced scientists and others to continue to develop any product candidates;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for any product candidates we and our current or future collaborators may develop;
•	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	establishing sales, marketing, and distribution capabilities for drug products and successfully launching commercial sales, if and when approved;
•	acceptance of any product candidates we and our current or future collaborators may develop, if and when approved, by patients, the medical community, and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
•	patients’ willingness to pay out-of-pocket in the absence of coverage and/or adequate reimbursement from third-party payors;
•	ongoing or future restrictions resulting from the COVID-19 pandemic and its collateral consequences may result in internal and external operational delays and limitations; and
•	maintaining a continued acceptable safety profile following receipt of any regulatory approvals.

Many of these factors are beyond our control, including clinical outcomes, the regulatory review process, potential threats to our intellectual property rights, and the manufacturing, marketing, and sales efforts of any current or future collaborator. Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. If we or our current or future collaborators are unable to develop, receive marketing approval for, and successfully commercialize any product candidates, or if we or they experience delays as a result of any of these factors or otherwise, we may need to spend significant additional time and resources, which would adversely affect our business, prospects, financial condition, and results of operations.

Risks Related to Our Operations

Doing business internationally creates operational and financial risks for our business.

For the fiscal year ended December 31, 2020, sales to customers outside of the United States accounted for approximately 44% of our total revenues. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Additionally, we could face heightened risks as a result of the recent withdrawal of the United Kingdom from the European Union on January 31, 2020, commonly referred to as Brexit. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.

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

The full extent of the future impact will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. For instance, if certain of our customers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they may decrease their spending, which may result in decreased software revenue. Furthermore, as a result of the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events has been hampered.

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

As part of Congress’s response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020, and COVID relief provisions were included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the 2017 Tax Act.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the 2017 Tax Act, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act, the CARES Act, and the CAA.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2020, we had federal net operating losses of approximately $206.3 million and state NOLs of approximately $126.7 million, which, if not utilized, generally begin to expire in 2022. As of December 31, 2020, we also had federal research and development tax credit carryforwards of approximately $9.4 million and state research and development tax credit carryforwards of approximately $0.5 million, which, if not utilized, generally begin to expire in 2021. These NOLs and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2019 and determined that such an ownership change has not occurred. However, we may experience such ownership changes in the future as a result of offerings of our common stock or changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see “Business—License Agreements with Columbia University”. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.

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

We are party to collaboration agreements with biopharmaceutical companies, pursuant to which we provide drug discovery services but have no ownership rights, or only co-ownership rights, to certain intellectual property generated through the collaborations. We are also party to a collaboration agreement with BMS for the development and potential commercialization of product candidates we discover internally, which also provides for co-ownership rights to certain intellectual property generated through the collaboration in certain scenarios. We may enter into additional collaboration agreements in the future, pursuant to which we may have no ownership rights, or only co-ownership rights, to certain intellectual property generated through the future collaborations. If we are unable to obtain ownership or license of such intellectual property generated through our prior, current, or future collaborations and overlapping with, or related to, our own proprietary technology or product candidates, then our business, financial condition, results of operations, and prospects could be materially harmed.

Our existing collaboration agreements contain certain exclusivity obligations that require us to design compounds exclusively for our collaborators with respect to certain specific targets over a specified time period. Our future collaboration agreements may grant similar exclusivity rights to future collaborators with respect to target(s) that are the subject of such collaborations. Existing or future collaboration agreements may also impose diligence obligations on us. For example, existing or future collaboration agreements may impose restrictions on us from pursuing the drug development targets for ourselves or for our other current or future collaborators, thereby removing our ability to develop and commercialize, or to jointly develop and commercialize with other current or future collaborators, product candidates, and technology related to the drug development targets. Under our collaboration with BMS, for example, we are prohibited from developing and commercializing product candidates anywhere in the world that are directed at the targets specified under the agreement, until the earlier of such target ceasing to be included under the agreement or the expiration of the last to expire royalty term for the program related to the target. In spite of our best efforts, our prior, current, or future collaborators might conclude that we have materially breached our collaboration agreements. If these collaboration agreements are terminated, or if the underlying intellectual property, to the extent we have ownership or license of, fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technology identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

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

There is no assurance that we will be completely effective in ensuring our compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA, or other legal requirements, including Trade Control laws. If we are not in compliance with the Bribery Act, the FCPA, and other anti-corruption laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations, and liquidity. The U.S. Securities and Exchange Commission, or SEC, also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control laws by the United Kingdom, U.S., or other authorities could also have an adverse impact on our reputation, our business, results of operations, and financial condition.

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

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

Our shares of common stock began trading on the Nasdaq Global Select Market on February 6, 2020. Prior to February 6, 2020, there was no public market for our common stock, and we cannot assure you that an active trading market for our shares will be sustained. As a result, it may be difficult for our stockholders to sell their shares without depressing the market price of our common stock, or at all.

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of February 26, 2021, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 35.5% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 43.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

This concentration of ownership control may:

•	delay, defer, or prevent a change in control;
•	entrench our management and board of directors; or
•	delay or prevent a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.

This concentration of ownership may also adversely affect the market price of our common stock.

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders.

Our stock price has been, and is likely to continue to be volatile. Since our initial public offering in February 2020 and through February 26, 2021, the intraday price of our common stock has fluctuated from a low of $25.50 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of February 26, 2021, we had outstanding 60,848,093 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, although we expect to cease to be a smaller reporting company in connection with the filing of our Quarterly Report on Form 10-Q for the first quarter of 2021. Similar to EGCs, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statement in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting. Any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an EGC. At such time as we are required to obtain auditor attestation, if we then have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Provisions in our certificate of incorporation and our bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•	establish a classified board of directors such that only one of three classes of directors is elected each year;
•	allow the authorized number of our directors to be changed only by resolution of our board of directors;
•	limit the manner in which stockholders can remove directors from our board of directors;
•	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
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

Holders of Record

As of February 26, 2021, there were approximately 146 holders of record of our common stock and one holder of record of our limited common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Certain Provisions of our Certificate of Incorporation and Bylaws

During November 2020, the Bill & Melinda Gates Foundation Trust, Schrodinger Equity Holdings, LLC, D. E. Shaw & Co., L.P., D. E. Shaw Technology Development, LLC and D. E. Shaw Valence Portfolios, L.L.C. and their respective successors and affiliates ceased to collectively beneficially own (directly or indirectly) more than 40% of our outstanding shares of common stock and limited common stock. Accordingly, pursuant to the provisions in our certificate of incorporation and our bylaws, our directors may be removed only for cause and only by the affirmative vote of the holders of at least a majority of the voting power of all outstanding shares of common stock, and our stockholders may not take action by written consent in lieu of an annual or special meeting of stockholders.

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

Recent Sales of Unregistered Securities

Set forth below is information regarding issuances of shares of our common stock during the year ended December 31, 2020 that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and that have not been otherwise described in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuances of Common Stock Upon Exchange of Limited Common Stock

On November 24, 2020, the Bill & Melinda Gates Foundation Trust voluntarily converted 4,000,000 shares of limited common stock into 4,000,000 shares of common stock.

The shares of common stock issued upon the conversion of the limited common stock described in this section were issued in reliance on the exemption provided by Section 3(a)(9) under the Securities Act.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information included in this Annual Report. We have derived the consolidated statement of operations data for the years ended December 31, 2020 and 2019 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements, which are included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended December 31, 2018 and 2017 and the selected consolidated balance sheet data as of December 31, 2018 and December 31, 2017 are derived from our audited consolidated financial statements not included in this Annual Report. Our historical results are not necessarily indicative of results that should be expected in any future period.

	Year Ended December 31,
	2020	2019	2018	2017
	(in thousands, except share and per share data)
Consolidated Statements of Operations Data:
Revenues:
Software products and services	$92,530	$66,735	$59,885	$50,841
Drug discovery	15,565	18,808	6,754	4,852
Total revenues	108,095	85,543	66,639	55,693
Cost of revenues:
Software products and services	18,003	13,646	10,687	7,843
Drug discovery	26,620	22,804	13,015	8,050
Total cost of revenues	44,623	36,450	23,702	15,893
Gross profit	63,472	49,093	42,937	39,800
Operating expenses:
Research and development	64,695	39,404	34,523	27,669
Sales and marketing	17,795	21,364	17,831	16,716
General and administrative	41,898	27,040	18,552	14,436
Total operating expenses	124,388	87,808	70,906	58,821
Loss from operations	(60,916)	(38,715)	(27,969)	(19,021)
Other income (expense):
Gain on equity investments	4,108	943	—	3,243
Change in fair value	28,263	9,922	(812)	(1,641)
Interest income	2,253	1,878	433	359
Total other income (expense)	34,624	12,743	(379)	1,961
Loss before income taxes	(26,292)	(25,972)	(28,348)	(17,060)
Income tax expense (benefit)	345	(291)	77	332
Net loss	(26,637)	(25,681)	(28,425)	(17,392)
Net loss attributable to noncontrolling interest	(2,174)	(1,110)	—	—
Net loss attributable to Schrödinger common and limited common stockholders	$(24,463)	$(24,571)	$(28,425)	$(17,392)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.41)	$(4.09)	$(4.93)	$(3.77)
Weighted average common shares used to compute net loss per share attributable to common and limited common stockholders, basic and diluted(1):	60,024,658	6,004,500	5,771,305	4,608,307

(1)	Reflects the one-for-7.47534 reverse stock split of our common stock that became effective on January 24, 2020.

	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, marketable securities, and restricted cash	$643,191	$86,330	$84,067	$36,343
Working capital(2)	609,773	73,516	77,685	30,236
Total assets	746,263	155,270	120,730	58,022
Deferred revenue, current and long-term	86,567	27,259	20,730	13,750
Convertible preferred stock	—	191,580	161,687	82,310
Total stockholders’ equity (deficit)	624,019	(93,323)	(71,560)	(45,362)

(2)	Working capital is current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Risk Factors” of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are transforming the way therapeutics and materials are discovered. Our differentiated, physics-based software platform enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly, at lower cost, and with, we believe, a higher likelihood of success compared to traditional methods. Our software platform is used by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. Our multidisciplinary drug discovery team also leverages our software platform to advance collaborative drug discovery and development programs and our own pipeline of novel therapeutics to address unmet medical needs.

Since our founding, we have been primarily focused on developing our computational platform, which is capable of predicting critical properties of molecules with a high degree of accuracy, as well as advancing drug discovery programs both with our collaborators and internally. We have devoted substantially all of our resources to introducing new capabilities and refining our software, conducting research and development activities, recruiting skilled personnel, and providing general and administrative support for these operations.

We are using our computational platform for both collaborative and internal drug discovery programs. Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. Furthermore, in mid-2018, we launched a pipeline of internal, wholly-owned programs.

We generate revenues from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and have received distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators, all of which we have used to support our research and development and other operating expenses. Furthermore, we have also financed our operations from sales of our equity securities. On February 10, 2020, we closed our initial public offering of our common stock, in which we sold 13,664,704 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds to us of $209.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us. In addition, on August 17, 2020, we closed a follow-on public offering, in which we sold 5,250,000 shares of common stock at a public offering price of $66.00 per share, resulting in net proceeds to us of $325.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

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

We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding payments and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and

BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The collaboration includes HIF-2 alpha and SOS1/KRAS, which are two of our internal pipeline programs. Under the terms of the agreement, we received an upfront payment of $55.0 million, and we are eligible to receive up to $2.7 billion in total milestone payments across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Business—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.

We generated revenue of $108.1 million, $85.5 million, and $66.6 million in 2020, 2019, and 2018, respectively, representing year-over-year growth of 26% and 28%, respectively. Our net loss was $26.6 million, $25.7 million, and $28.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.

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

During 2020, we did not see material impacts to our business from the COVID-19 pandemic. While we do not expect material impacts in 2021 from the COVID-19 pandemic, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the timing, extent, trajectory and duration of the COVID-19 pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases.  In addition, due to the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our drug discovery programs, the COVID-19 pandemic could delay the progress of certain programs, particularly ones that are in clinical studies or preparing to enter clinical studies.  Delays in these programs could result in delays in achieving milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

Management is actively monitoring the COVID-19 pandemic and its possible effects on our financial condition, liquidity, operations, customers, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see “Risk Factors – Risks Related to Our Operations – A widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs,” included elsewhere in this Annual Report.

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

Key Factors Affecting Our Performance

Ability to drive additional revenue from our software solutions from existing customers

Our large existing base of customers represents a significant opportunity for us to expand our revenue through increased utilization of our software. The revenue that we generate through our software solutions from each of our customers varies depending on the number of licenses for each software solution that each customer purchases from us. Accordingly, we work with our customers to improve their experience and increase the utility of our platform in order to expand the scale at which they deploy our platform in their business. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an annual contract value, or ACV, of over $100,000. We had 153, 131, and 122 of these customers for the years ended December 31, 2020, 2019, and 2018, respectively. This subset of customers represented approximately 79%, 78%, and 77% of our total ACV for the years ended December 31, 2020, 2019, and 2018, respectively. In addition, we had 16, 10, and 11 customers with an ACV of over $1.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term. ACV should be viewed independently of revenue and does not represent revenue calculated in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, on an annualized basis, as it is an operating metric that can be impacted by contract execution start and end dates and renewal rates. ACV is not intended to be a replacement for, or forecast of, revenue. Our ACV was $92.1 million, $75.6 million, and $64.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Another important driver of our ability to expand our customer relationships is the retention of our customers with an ACV over $100,000. For the year ended December 31, 2020, our year-over-year customer retention rate for such customers was 99% and was 96% or higher for each of the previous seven fiscal years. We calculate year-over-year customer retention for our customers with an ACV over $100,000 by starting with the number of such customers we had in the previous fiscal year. We then calculate how many of these customers were active customers in the current fiscal year. We then divide this number by the number of customers with an ACV over $100,000 we had in the previous fiscal year to arrive at the year-over-year customer retention rate for such customers. We intend to leverage our existing relationships with our customers to drive larger-scale adoption of our software solutions. If we are unable to continue to increase revenue from existing customers, our financial performance will be adversely impacted.

Ability to increase our customer base for our software solutions

We believe that we have significant opportunity to continue to increase the number of customers who use our solutions. We had 1,463, 1,266, and 1,150 active customers for the years ended December 31, 2020, 2019, and 2018, respectively. We define the number of active customers as the number of customers who had an ACV of at least $1,000 in the fiscal year. We use $1,000 as a threshold for defining our active customers as this amount will generally exclude customers who only license our PyMOL software, which is our open-source molecular visualization system broadly available at low cost.

While we have significantly penetrated the pharmaceutical industry, with all of the top 20 pharmaceutical companies, measured by 2019 revenue, licensing our software in 2020, our strategy is to grow our customer base. We believe there remains a large opportunity for growth as there are thousands of biopharmaceutical companies that could benefit from our solutions. Additionally, since the physics underlying the properties of drug molecules and materials is the same, we have been able to extend our computational platform to materials science applications in fields such as aerospace, energy, semiconductors, and electronic displays. We sell our software solutions to a growing number of materials science customers, and we believe materials science industries are only beginning to recognize the potential of computational methods. We continue to promote the education and recognition of our computational platform across industries. As part of our strategy, we have driven the adoption of our software by researchers, and we had more than 1,690 academic institutions across the world using our software in 2020. We believe that by introducing the benefits of our computational software at the academic stage, we will drive brand awareness and expand the use of our platform to industries that have historically relied on traditional methods for discovery of molecules. Our ability to continue to grow our customer base is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and the ongoing enhancement of our software solutions.

Advancement of our collaborations

We have entered into a number of collaborations with various biopharmaceutical companies, some of which we have co-founded, to advance drug discovery. We will seek to enter into additional collaboration agreements, driven by the synergies we expect to achieve between our platform and the capabilities and expertise of our potential collaborators. We believe that our collaborations will be a significant driver of value for us in the form of equity stakes, research fees, preclinical, clinical, and commercial milestone payments, and option fees, as well as royalties on any potential future sales of products, if approved. We continue to work with our current collaborators to advance existing programs through discovery research stages and initiate additional programs. However, we do not generally exercise control over the development programs of our collaborators and often rely on decisions of the management of such companies with respect to clinical development and commercialization. Our ability to continue to derive value from our collaborations will be driven by both our capability to make progress in these programs as well as whether our collaborators successfully advance such programs beyond the discovery stage.

Ability to develop and expand our internal proprietary drug discovery pipeline

We are advancing our pipeline of internal drug discovery programs through extensive application of our software platform. Our initial programs are focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. As we progress these programs, we will strategically evaluate on a program-by-program basis entering into clinical development ourselves, entering into collaborations, or out-licensing programs to maximize commercial opportunities. As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. We will need to continue to devote substantial resources to develop and expand our internal pipeline. Our ability to advance and build value in our internal drug discovery programs will impact our financial performance, especially as we increasingly shift our focus to these programs.

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

Professional services. Professional services, such as training, technical setup or installation or modeling services, where we use our software to perform tasks such as virtual screening and homology modeling on behalf of our customers, generally are not related to the functionality of our software and are recognized as revenue when resources are consumed. Since each professional services agreement represents a unique, ad hoc engagement, professional services revenue may fluctuate from period to period.

Contribution. Contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC. The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement.  Revenue was recognized upon execution of the agreement when invoiced in accordance with Accounting Standard Codification, or ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.

Drug Discovery Revenue

We currently generate drug discovery revenue from discovery collaboration arrangements, including research funding payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from entering into collaborations or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $1.0 million is included in our drug discovery revenue for the year ended December 31, 2020. However, we expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Cost of Revenues

Software products and services. Cost of revenues for software includes personnel-related expenses (comprised of salaries, benefits, and stock-based compensation) for employees directly involved in the delivery of software solutions, maintenance and professional services, royalties paid for products sold and services performed using third-party licensed software functionality, and allocated overhead (facilities and information technology support) costs. Pursuant to various third party arrangements, we license technology that is used in our software. These arrangements require us to pay royalties based on sales volume, and such royalty payments represented 6.3% and 6.7% of software revenues in the years ended December 31, 2020 and 2019, respectively.

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

Royalty payments to third-parties represented 11.2% and 6.7% of drug discovery revenues in the years ended December 31, 2020 and 2019, respectively. We expect our drug discovery costs of revenue to trend higher over time as our discovery collaborations advance.

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

Research and Development Expense

Research and development expense accounts for a significant portion of our operating expenses. We recognize research and development expense as incurred. Research and development expense consists of internal drug discovery program costs and costs incurred for continuous development of the technology and science that supports our computational platform, primarily:

•	personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in research and development functions;
•	expenses incurred under agreements with third-party CROs and consultants involved in our internal discovery programs; and
•	allocated compute capacity on our internal discovery programs and overhead (facilities and information technology support) costs.

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

We expect to increase the size of our general and administrative staff to support the anticipated growth of our business. We expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. In addition, as a public company, we expect to continue to incur increased expenses such as insurance and professional services. As a result, we expect the dollar amount of our general and administrative expense to increase for the foreseeable future.

Gain on Equity Investments

Gain on equity investments consists of realized gains in the form of cash distributions received from our equity investments.

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair value of our equity investments, including Nimbus, Morphic Holding, Inc., or Morphic, and Relay Therapeutics, Inc., or Relay. Morphic and Relay became publicly traded companies in June 2019 and July 2020, respectively. As such, fair value is determined as the current market value of the respective common stock as of the reporting date. We remeasure our investments at each period end.

Prior to Morphic’s initial public offering, fair value changes for our Morphic investment were determined under the hypothetical liquidation book value, or HLBV, method. For further information regarding the HLBV method, see “—Critical Accounting Policies and Significant Judgments and Estimates—Valuation of Equity Investments” in this Annual Report.

Prior to Relay’s initial public offering, fair value changes for our Relay investment were determined under the cost method. In January 2021, we disposed of our equity stake in Relay for aggregate consideration of $15.7 million.

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

Results of Operations

Comparison of the years ended December 31, 2020 and 2019

The following table summarizes our results of operations data for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Revenues:
Software products and services	$92,530	$66,735	$25,795	39%
Drug discovery	15,565	18,808	(3,243)	-17%
Total revenues	108,095	85,543	22,552	26%
Cost of revenues:
Software products and services	18,003	13,646	4,357	32%
Drug discovery	26,620	22,804	3,816	17%
Total cost of revenues	44,623	36,450	8,173	22%
Gross profit	63,472	49,093	14,379	29%
Operating expenses:
Research and development	64,695	39,404	25,291	64%
Sales and marketing	17,795	21,364	(3,569)	-17%
General and administrative	41,898	27,040	14,858	55%
Total operating expenses	124,388	87,808	36,580	42%
Loss from operations	(60,916)	(38,715)	(22,201)	57%
Other income:
Gain on equity investments	4,108	943	3,165
Change in fair value	28,263	9,922	18,341
Interest income	2,253	1,878	375
Total other income	34,624	12,743	21,881
Loss before income taxes	(26,292)	(25,972)	(320)
Income tax expense (benefit)	345	(291)	636
Net loss	(26,637)	(25,681)	(956)
Net loss attributable to noncontrolling interest	(2,174)	(1,110)	(1,064)
Net loss attributable to Schrödinger stockholders	$(24,463)	$(24,571)	$108

Revenues

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Revenues:
On-premise software	$58,311	$42,647	$15,664	37%
Hosted software	9,192	7,418	1,774	24%
Software maintenance	14,465	11,643	2,822	24%
Professional services	9,562	5,027	4,535	90%
Contribution	1,000	—	1,000	—
Total software products and services	92,530	66,735	25,795	39%
Drug discovery	15,565	18,808	(3,243)	-17%
Total revenues	$108,095	$85,543	$22,552	26%

On-premise software. The increase in revenues for on-premise software was primarily attributable to existing and new customer growth, and an increase in multi-year arrangements during 2020 as compared to 2019.

Hosted software. The increase in revenues for hosted software was primarily due to increased spend from existing hosted customers, as well as new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.

Software maintenance. The increase in revenues for software maintenance was primarily due to the increase in on-premise software sales in previous years, offset by an overall reduction in the cost to provide such services. Software maintenance revenue is recognized over time.

Professional services. The increase in revenues from professional services was primarily due to revenue from significant technology service projects that began in late 2019, as well as an increased number of modeling service contracts.

Contributions. Contribution revenue during 2020 was due to an agreement with Gates Ventures, LLC, which began in June 2020.

Drug discovery. The decrease in revenues for drug discovery was primarily due to the timing and amount of collaboration milestones achieved during 2020 as compared to 2019.

Cost of Revenues

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Cost of revenues:
Software products and services	$18,003	$13,646	$4,357	32%
Gross margin	81%	80%
Drug discovery	26,620	22,804	3,816	17%

Software products and services. The increase in cost of revenues for software products and services was attributable to increases of approximately $2.6 million in personnel-related expense, approximately $1.5 million in royalty expense due to higher sales levels, and approximately $0.4 million in other costs, offset by a decrease of approximately $0.2 million in travel and entertainment expense due to COVID-19. The increase in gross margin was primarily attributable to sales mix.

Drug discovery. The increase in cost of revenues for drug discovery was attributable to increases of approximately $3.3 million in personnel-related expense, approximately $0.7 million in compute capacity costs, and approximately $0.4 million in royalty expense, offset by a decrease of approximately $0.6 million in third-party CRO costs to support collaborations.

Research and Development Expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Research and development	$64,695	$39,404	$25,291	64%

The increase in research and development expense was attributable to increases of approximately $11.7 million in personnel-related expense, approximately $10.1 million in CRO costs associated with the expansion and progression of internal drug discovery programs, approximately $2.3 million in compute capacity costs, and approximately $1.1 million in other expenses.

Sales and Marketing Expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
Sales and marketing	$17,795	$21,364	$(3,569)	-17%

The decrease in sales and marketing expense was attributable to a decrease of approximately $2.7 million in personnel-related expense, a decrease of approximately $1.2 million in travel and entertainment expenses due to COVD-19, partially offset by an increase of $0.3 million in other expenses.

General and Administrative Expense

	Year Ended December 31,		Change
	2020	2019	$	%
	(in thousands)
General and administrative	$41,898	$27,040	$14,858	55%

The increase in general and administrative expense was attributable to an increase of approximately $10.5 million of personnel-related expense, and an increase of approximately $7.5 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure, partially offset by a $3.3 million reduction for non-comparable items recognized during 2019.

Gain on Equity Investment

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Gain on equity investments	$4,108	$943	$3,165

The gain on equity investments during 2020 represents realized gains in the form of a cash distribution received from the Petra Pharma Corporation, or Petra, merger in May 2020 on account of our equity stake in Petra. The gain on equity investments during 2019 represents realized gains in the form of a cash distribution received from our Nimbus investment.

Change in Fair Value

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Change in fair value	$28,263	$9,922	$18,341

The change in fair value during 2020 was due to a gain on our investment in Relay of $17.6 million and a gain on our investment in Morphic of $13.7 million, offset by a loss on our investment in Nimbus of $3.0 million.  The change in fair value during 2019 was due to a $14.1 million gain on our investment in Morphic, offset by a $4.2 million loss on our investment in Nimbus.

Interest Income

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Interest income	$2,253	$1,878	$375

The increase in interest income was attributable to increased earnings on our investment portfolio balance, which increased significantly year-over-year due to the investment of proceeds from our initial public offering in February 2020 and our follow-on public offering in August 2020, partially offset by a significant reduction in interest rates year-over-year.

Income Tax Expense (Benefit)

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Income tax expense (benefit)	$345	$(291)	$636

Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense (benefit) represents our income tax obligations in certain foreign jurisdictions in which we conduct business. The income tax benefit during the year ended December 31, 2019 is due to alternative minimum tax credits previously utilized that are refundable under the Tax Cuts and Jobs Act of 2017.

Quarterly Results of Operations

The following tables summarize our selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2020. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Revenues:
Software products and services	$24,957	$22,861	$20,900	$23,812	$17,530	$16,118	$14,482	$18,605
Drug discovery	8,075	2,936	2,192	2,362	8,302	3,842	4,528	2,136
Total revenues	33,032	25,797	23,092	26,174	25,832	19,960	19,010	20,741
Cost of revenues:
Software products and services(1)	5,806	4,334	3,862	4,001	3,745	3,097	3,671	3,133
Drug discovery(1)	8,234	6,191	5,647	6,548	6,560	6,152	5,488	4,604
Total cost of revenues	14,040	10,525	9,509	10,549	10,305	9,249	9,159	7,737
Gross profit	18,992	15,272	13,583	15,625	15,527	10,711	9,851	13,004
Operating expenses:
Research and development(1)	17,319	17,019	16,657	13,700	11,082	10,353	9,531	8,438
Sales and marketing(1)	4,675	3,969	4,362	4,789	5,743	5,185	5,343	5,093
General and administrative(1)	13,582	9,729	9,651	8,936	6,549	6,465	8,940	5,086
Total operating expenses	35,576	30,717	30,670	27,425	23,374	22,003	23,814	18,617
Loss from operations	(16,584)	(15,445)	(17,087)	(11,800)	(7,847)	(11,292)	(13,963)	(5,613)
Other (expense) income:
Gain on equity investment	(48)	—	4,156	—	943	—	—	—
Change in fair value	4,750	18,233	8,359	(3,079)	(685)	(1,427)	12,661	(627)
Interest income	521	463	570	699	415	501	524	438
Total other (expense) income	5,223	18,696	13,085	(2,380)	673	(926)	13,185	(189)
(Loss) income before income taxes	(11,361)	3,251	(4,002)	(14,180)	(7,174)	(12,218)	(778)	(5,802)
Income tax expense (benefit)	225	(35)	64	91	(29)	(257)	(51)	46
Net (loss) income	(11,586)	3,286	(4,066)	(14,271)	(7,145)	(11,961)	(727)	(5,848)
Net loss attributable to noncontrolling interest	(447)	(566)	(716)	(445)	(375)	(454)	(227)	(54)
Net (loss) income attributable to Schrodinger stockholders	$(11,139)	$3,852	$(3,350)	$(13,826)	$(6,770)	$(11,507)	$(500)	$(5,794)

(1)	Includes stock-based compensation as indicated in the table located further below.

Revenues:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Revenues:
On-premise software	$16,542	$15,064	$11,105	$15,600	$10,723	$10,300	$8,601	$13,023
Hosted software	2,373	2,374	2,312	2,133	1,934	1,862	1,911	1,711
Software maintenance	3,841	3,536	3,551	3,537	3,181	3,025	2,848	2,589
Professional services	2,201	1,887	2,932	2,542	1,692	931	1,122	1,282
Revenue from contracts with customers	24,957	22,861	19,900	23,812	17,530	16,118	14,482	18,605
Contribution	-	-	1,000	-	-	-	-	-
Total software products and services revenue	24,957	22,861	20,900	23,812	17,530	16,118	14,482	18,605
Drug discovery	8,075	2,936	2,192	2,362	8,302	3,842	4,528	2,136
Total revenues	$33,032	$25,797	$23,092	$26,174	$25,832	$19,960	$19,010	$20,741

Deferred Revenue:

	As of
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Deferred revenue	$86,567	$21,659	$25,117	$23,835	$27,259	$19,129	$22,417	$17,970

Gross Margin:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Software products and services gross margin	77%	81%	82%	83%	79%	81%	75%	83%

Stock-Based Compensation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Stock-based compensation:
Cost of revenues:
Software products and services	$152	$169	$124	$85	$42	$41	$33	$36
Drug discovery	276	230	181	168	62	60	48	53
Research and development	863	857	822	508	122	114	113	111
Sales and marketing	141	165	116	93	86	79	75	71
General and administrative	1,571	1,617	1,486	921	269	267	262	249
Total stock-based compensation expense	$3,003	$3,038	$2,729	$1,775	$581	$561	$531	$520

Depreciation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(in thousands)
Depreciation:
Cost of revenues:
Software products and services	$67	$62	$48	$43	$—	$—	$—	$—
Drug discovery	226	213	205	193	229	234	227	219
Research and development	222	212	200	176	157	159	155	147
Sales and marketing	39	30	39	34	43	44	37	30
General and administrative	457	372	388	432	479	502	497	481
Total depreciation expense	$1,011	$889	$880	$878	$908	$939	$916	$877

Quarterly Revenue Trends

On-premise software revenue is subject to seasonality that favors the first quarter of each year, although for 2020 the trend is shifting toward the fourth quarter, primarily due to the calendar year timing of customer renewals for on-premise software arrangements, for which revenue is recognized at a single point in time. Hosted software revenue grew more steadily in the periods presented, as existing customers and new customers increased their spend on hosted solutions, for which revenue is recognized over time. As a result, a substantial portion of the software products and services revenue we reported in each period was attributable to sales we made in prior periods. Software maintenance revenue is related to on-premise software sales and also is recognized ratably over the term of the underlying agreement. Therefore, increases or decreases in customer sales, customer expansion, or renewals in a period may not be immediately reflected in revenue for the period. Our professional services arrangements are typically project-based and, therefore, fluctuated based on individual customer needs and ongoing project support. Drug discovery revenue fluctuated from period to period based on the achievement of specific collaboration milestones. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances.

Quarterly Deferred Revenue Trends

Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy, as well as the unearned portion of unbilled collaboration milestones that are deemed probable in advance of actual achievement. Deferred revenue balances have generally increased over the periods presented, but have fluctuated based on the timing of sales, shifts in product mix, fluctuations to the number and size of milestones that were deemed probable in advance of actual achievement, and the measurement of progress toward completion for service projects.

Quarterly Gross Margin Trends

Our software products and services gross margin experienced fluctuations over the periods presented due to increased headcount and the product mix for software and services, as the cost of royalties due on sales of our hosted software is recognized upfront, while the associated revenue is recognized over the term of the related agreement. Currently, gross margin is not meaningful for measuring the operating results of our drug discovery business.

Quarterly Operating Expense Trends

Operating expenses generally increased during the periods presented due to increased headcount and personnel-related expenses involved in research and development, sales and marketing, general and administrative activities, and CRO costs related to our internal drug discovery programs. These increases in headcount across our operations have supported the overall growth and management of our business. CRO cost increases were driven by the launch and expansion of our internal drug discovery programs.

Quarterly Other (Expense) Income Trends

Other (expense) income during the periods presented consisted primarily of fair value gains and losses related to our equity investments in Nimbus, Morphic and Relay, our realized gain from the Petra Corporation merger, and, to a lesser degree, interest income.

Segment Information

The following tables summarize segment information for the years ended December 31, 2020 and 2019. See Note 15 in our audited consolidated financial statements for additional information regarding our segments.

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

	Year Ended December 31,
	2020	2019
	(in thousands)
Segment revenues:
Software	$92,530	$66,735
Drug discovery	15,565	18,808
Total segment revenues	$108,095	$85,543
Segment gross profit:
Software	$74,527	$53,089
Drug discovery	(11,055)	(3,996)
Total segment gross profit	63,472	49,093
Unallocated (expense) income:
Research and development	(64,695)	(39,404)
Sales and marketing	(17,795)	(21,364)
General and administrative	(41,898)	(27,040)
Gain on equity investment	4,108	943
Change in fair value	28,263	9,922
Interest	2,253	1,878
Income taxes	(345)	291
Consolidated net loss	$(26,637)	$(25,681)

Liquidity and Capital Resources

Historically we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future, we have not maintained profitability and may never become profitable in the future. As of December 31, 2020, we had an accumulated deficit of $129.6 million. Our operating cash flows are impacted by the magnitude and timing of our software sales and by the magnitude and timing of our drug discovery milestone achievements and research funding fees. Our primary use of cash is to fund operating expenses, which consist of research and development, sales and marketing, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay operating expenses to vendors and collect amounts due from customers and collaborators, which is reflected in changes in our operating assets and liabilities, including accounts payable, accrued expenses, prepaid expenses, deferred revenue, and accounts receivable.

We generate revenues from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and have received distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators, all of which we have used to support our research and development and other operating expenses. Furthermore, we have financed our operations from sales of our equity securities.

On February 10, 2020, we closed our initial public offering of our common stock, in which we sold 13,664,704 shares of common stock at a public offering price of $17.00 per share, resulting in net proceeds to us of $209.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us. In addition, on August 17, 2020, we closed a follow-on public offering, in which we sold 5,250,000 shares of common stock at a public offering price of $66.00 per share, resulting in net proceeds to us of $325.6 million, after deducting underwriting discounts and commissions and offering expenses borne by us.

As of December 31, 2020, we had cash, cash equivalents, restricted cash, and marketable securities of $643.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards capital preservation and liquidity.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$16,757	$(26,059)
Net cash used in investing activities	(381,721)	(53,855)
Net cash provided by financing activities	541,274	28,684
Net increase (decrease) in cash and cash equivalents and restricted cash	$176,310	$(51,230)

Operating activities

During the year ended December 31, 2020, operating activities provided approximately $16.8 million of cash. Cash provided by operating activities increased primarily from changes in our operating assets and liabilities, which provided cash of approximately $59.2 million primarily due to an increase of $59.7 million in deferred revenue, of which approximately $54.0 million is related to our agreement with BMS, and $12.5 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs. These increases are partially offset by our net loss of $26.6 million and $28.3 million non-cash gain from changes in fair value.

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

Investing activities

During the year ended December 31, 2020, investing activities used approximately $381.7 million of cash, primarily for purchases of marketable securities.

During the year ended December 31, 2019, investing activities used approximately $53.9 million of cash, primarily for purchases of marketable securities.

Financing activities

During the year ended December 31, 2020, financing activities provided approximately $541.3 million of cash, primarily attributable to proceeds from issuances of our common stock in our initial public and follow-on offerings.

During the year ended December 31, 2019, financing activities provided approximately $28.7 million of cash, primarily attributable to proceeds from issuances of our Series E preferred stock.

Funding Requirements

We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our internal programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our co-founded companies and other drug discovery collaborators and partners. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.

In addition, with respect to our internal programs, as part of our strategy we may choose to enter into collaborations or pursue out-licensing arrangements when we believe it will help maximize the commercial value of any such program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. Under the terms of the agreement, we received an 55.0 million upfront payment from BMS, and we are eligible to receive up to $2.7 billion in total milestone payments from BMS across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. However, under this agreement and any other future arrangements, the potential amounts we may be entitled to and the likelihood and timing of such payments, including at what stage of discovery or development we may choose to pursue such arrangements, is uncertain.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$12,341	$4,622	$3,652	$3,105	$962

(1)

Operating lease obligations consist of our continuing rent obligations through January 2029, primarily for our principal offices located in New York, New York and Portland, Oregon, which expire in August 2021 and August 2026, respectively.

In November 2019, we entered into a three-year agreement with a third-party cloud provider for compute power. The agreement originally contained a minimum payment obligation, which totaled $18 million over the three years after the date we entered into the agreement. In December 2020, we entered into a new five-year agreement with such party for compute power, which replaced the prior three-year agreement. The agreement contains a minimum payment obligation, which totals $60 million over the five years after the date we entered into the subsequent agreement. These amounts are not included in the table above because there is not an annual commitment.

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

Income Taxes

At December 31, 2020, we had federal and state net operating loss carryforwards of approximately $206.3 million and $126.7 million, respectively. These carryforwards, with the exception of federal net operating losses generated post 2017, will expire between 2022 and 2040, if not used by us to reduce income taxes payable in future periods. Utilization of post 2017 federal net operating loss carryforwards is limited to 80% of taxable income generated in a given tax year and carry forward indefinitely. At December 31, 2020, we had federal and state research and development tax credit carryforwards of approximately $9.4 million and $0.5 million, respectively. These carryforwards will expire between 2021 and 2040 if not used by us to reduce income taxes payable in future periods.

As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of $58.2 million and $35.3 million has been established at December 31, 2020 and 2019, respectively. The change in the valuation allowance for the years ended December 31, 2020 and 2019 was $22.9 million and $7.7 million, respectively. We recorded income tax expense of $0.3 million for the year ended December 31, 2020 and income tax benefit of $0.3 million for the year ended December 31, 2019.

Seasonality

Historically, the first quarter of each year has typically been our largest quarter for software products and services revenue, although for 2020 the fourth quarter was our largest quarter, primarily due to the timing of customer renewals of on-premise software arrangements, for which revenue is recognized at a single point in time. Seasonality has been a less significant factor for our hosted software arrangements, for which revenue is recognized ratably over time. Seasonality has not been a factor for our drug discovery revenues. Historical seasonality may not be indicative of future periods.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, and currently we do not have, any off-balance sheet arrangements, as defined under the rules and regulations of the SEC.

Critical Accounting Policies and Significant Judgments and Estimates

Critical accounting policies are those that are both most important to the portrayal of a company's financial condition and results, and that require management's most difficult, subjective, and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and the accompanying notes. We base our estimates on historical experience, known trends and events, and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, are reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail Note 2 – Significant Accounting Policies to our consolidated financial statements appearing in Item 8 of this Annual Report, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most difficult, subjective and complex judgments and estimates.

Revenue

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers. In accordance with ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.

Our software revenue may include upfront payments for the performance of services in the future, which have both fixed and variable consideration. At contract inception, we assess the goods or services promised within each contract that falls under the scope of ASC 606 to identify distinct performance obligations. We allocate the transaction price to each distinct performance obligation based on a relative stand-alone selling price, which requires our judgement. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint and, if necessary, adjust our estimate of the overall transaction price.

Milestone payments: Research and development, regulatory or commercial milestones in our collaboration agreements may include some, but not necessarily all, of the following types of events:

•	completion of preclinical research and development work leading to selection of product candidates;
•	initiation of Phase 1, Phase 2, and Phase 3 clinical trials;
•	filing of regulatory applications for marketing approval in the United States, Europe or Japan;

•	marketing approval in major markets, such as the United States, Europe, or Japan;
•	commercial milestones and/or commercial royalties; and
•	achievement of certain other technical, scientific, or development criteria.

At the inception of each arrangement that includes research, development, or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which may affect license, collaboration, and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a risk that we may not earn all of the milestone payments from each of our collaborators.

Collaboration and license agreements: At the inception of each arrangement we allocate the transaction price to each performance obligation based on the relative stand-alone selling price of each performance obligation at inception, which will be determined based on each performance obligation’s estimated stand-alone selling price. We determine the estimated stand-alone selling price at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities may include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan. Revenue is recognized on a proportional performance basis over the period of service, using input based measurements to estimate the performance. Progress towards completion is remeasured at the end of each reporting period.

Stock-Based Compensation

We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make as follows:

Fair Value of Common Stock. As of February 2020, we determine the fair value of our common stock based on the closing price of our common stock as reported on the Nasdaq Global Select Market.

Expected Term. The expected term of employee stock options represents the weighted average period that the stock options are expected to remain outstanding. The expected terms were calculated using an average of historical exercises.

Expected Volatility. We base expected future volatility on the historical and implied volatility of comparable publicly traded companies over a similar expected term.

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

We are also a “smaller reporting company,” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, although we expect to cease to be a smaller reporting company in connection with the filing of our Quarterly Report on Form 10-Q for the first quarter of 2021. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an ability to provide simplified executive compensation information and only two years of audited financial statements in an annual report on Form 10-K, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents and marketable securities, are in the form of U.S. Treasury and corporate bonds and a money market fund that is invested in U.S. Treasury and corporate bonds. Due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of this investment portfolio.

We are also exposed to market risk related to changes in foreign currency exchange rates. We maintain a bank account denominated in Japanese Yen to accommodate deposits of amounts due from certain customers. We also contract with certain vendors that are located outside of the United States whose invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. Our cash balances and outstanding vendor invoices denominated in foreign currencies were not material as of December 31, 2020 and 2019, and our market risk associated with foreign currency exchange rates was deemed insignificant. An immediate 10% change in foreign exchange rates would not have a material effect on our consolidated financial statements.

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations for the years ended December 31, 2020 and 2019.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Schrödinger, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Schrödinger, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Portland, Oregon
March 4, 2021

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

Assets	December 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$202,296	$25,986
Restricted cash	500	500
Marketable securities	440,395	59,844
Accounts receivable, net of allowance for doubtful accounts of $60 and $50	31,423	18,676
Unbilled and other receivables	3,955	7,062
Prepaid expenses	4,409	6,468
Total current assets	682,978	118,536
Property and equipment, net	5,140	6,268
Equity investments	45,664	15,366
Right of use assets	10,129	12,762
Other assets	2,352	2,338
Total assets	$746,263	$155,270
Liabilities, Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$8,398	$3,524
Accrued payroll, taxes, and benefits	12,000	7,034
Deferred revenue	45,403	25,054
Lease liabilities	4,543	5,584
Other accrued liabilities	2,861	3,824
Total current liabilities	73,205	45,020
Deferred revenue, long-term	41,164	2,205
Lease liabilities, long-term	7,221	8,888
Other liabilities, long-term	654	900
Total liabilities	122,244	57,013
Commitments and contingencies (Note 6)
Convertible preferred stock:
Series E convertible preferred stock, $0.01 par value. Authorized zero and 77,150,132 shares; zero and 73,795,777 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	109,270
Series D convertible preferred stock, $0.01 par value. Authorized zero and 39,540,611 shares; zero and 39,540,611 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	22,000
Series C convertible preferred stock, $0.01 par value. Authorized zero and 47,242,235 shares; zero and 47,242,235 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	19,844
Series B convertible preferred stock, $0.01 par value. Authorized zero and 29,468,101 shares; zero and 29,468,101 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	9,840
Series A convertible preferred stock, $0.01 par value. Authorized zero and 134,704,785 shares; zero and 134,704,785 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	—	30,626
Total convertible preferred stock	—	191,580
Stockholders’ equity (deficit):
Common stock, $0.01 par value. Authorized 500,000,000 and 425,000,000 shares; 60,713,534 and 6,121,821 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	607	61
Limited common stock, $0.01 par value. Authorized 100,000,000 and 146,199,885 shares; 9,164,193 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	92	—
Additional paid-in capital	752,558	11,655
Accumulated deficit	(129,559)	(105,096)
Accumulated other comprehensive income	317	16
Total stockholders’ equity (deficit) of Schrödinger stockholders	624,015	(93,364)
Noncontrolling interest	4	41
Total stockholders’ equity (deficit)	624,019	(93,323)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$746,263	$155,270

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2020	2019
Revenues:
Software products and services	$92,530	$66,735
Drug discovery	15,565	18,808
Total revenues	108,095	85,543
Cost of revenues:
Software products and services	18,003	13,646
Drug discovery	26,620	22,804
Total cost of revenues	44,623	36,450
Gross profit	63,472	49,093
Operating expenses:
Research and development	64,695	39,404
Sales and marketing	17,795	21,364
General and administrative	41,898	27,040
Total operating expenses	124,388	87,808
Loss from operations	(60,916)	(38,715)
Other income:
Gain on equity investments	4,108	943
Change in fair value	28,263	9,922
Interest income	2,253	1,878
Total other income	34,624	12,743
Loss before income taxes	(26,292)	(25,972)
Income tax expense (benefit)	345	(291)
Net loss	(26,637)	(25,681)
Net loss attributable to noncontrolling interest	(2,174)	(1,110)
Net loss attributable to Schrödinger common and limited common stockholders	$(24,463)	$(24,571)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.41)	$(4.09)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	60,024,658	6,004,500

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2020	2019
Net loss attributable to Schrödinger common and limited common stockholders	$(24,463)	$(24,571)
Changes in market value of investments, net of tax:
Unrealized gain on marketable securities	301	25
Comprehensive loss	$(24,162)	$(24,546)

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share amounts)

																	Accumulated
	Series E preferred stock		Series D preferred stock		Series C preferred stock		Series B preferred stock		Series A preferred stock		Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss (income)	interest	equity (deficit)
Balance at December 31, 2018	53,669,659	$79,377	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	5,906,976	$59	—	$—	$8,915	$(80,525)	$(9)	$—	$(71,560)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25	—	25
Issuances of Series E preferred stock, net of issuance costs of $127	20,126,118	29,893	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	214,845	2			547	—	—	—	549
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,193	—	—	—	2,193
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,151	1,151
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,571)	—	(1,110)	(25,681)
Balance at December 31, 2019	73,795,777	109,270	39,540,611	22,000	47,242,235	19,844	29,468,101	9,840	134,704,785	30,626	6,121,821	61	—	—	11,655	(105,096)	16	41	(93,323)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	301	—	301
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	1,398,177	14	—	—	4,169	—	—	—	4,183
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,545	—	—	—	10,545
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Issuances of common stock upon follow-on offering, net of issuance costs of $20,901	—	—	—	—	—	—	—	—	—	—	5,250,000	53	—	—	325,547	—	—	—	325,600
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Conversion of limited common stock into common stock	—	—	—	—	—	—	—	—	—	—	4,000,000	40	(4,000,000)	(40)	—	—	—	—	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	2,137	2,137
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,463)	—	(2,174)	(26,637)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	60,713,534	$607	9,164,193	$92	$752,558	$(129,559)	$317	$4	$624,019

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,637)	$(25,681)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Gain on equity investments	(4,108)	(943)
Noncash revenue from equity investments	(397)	(186)
Fair value adjustments	(28,263)	(9,922)
Depreciation	3,658	3,640
Stock-based compensation	10,545	2,193
Noncash research and development expenses	2,137	1,051
Noncash investment accretion	646	(506)
Decrease (increase) in assets:
Accounts receivable, net	(12,747)	(5,038)
Unbilled and other receivables	3,468	(1,556)
Reduction in the carrying amount of right of use assets	5,342	4,177
Prepaid expenses and other assets	187	410
Increase (decrease) in liabilities:
Accounts payable	4,882	(294)
Accrued payroll, taxes, and benefits	4,966	2,948
Deferred revenue	59,705	6,715
Lease liabilities	(5,417)	(4,025)
Other accrued liabilities	(1,210)	958
Net cash provided by (used in) operating activities	16,757	(26,059)
Cash flows from investing activities:
Purchases of property and equipment	(2,538)	(1,836)
Purchases of equity investments	(2,869)	—
Distribution from equity investment	4,582	943
Purchases of marketable securities	(519,668)	(110,187)
Proceeds from sale and maturity of marketable securities	138,772	57,225
Net cash used in investing activities	(381,721)	(53,855)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	211,491	—
Issuances of common stock upon follow-on public offering, net	325,600	—
Issuances of Series E preferred stock, net	—	29,893
Issuances of common stock upon stock option exercise	4,183	549
Contribution by noncontrolling interest	—	100
Deferred offering costs	—	(1,858)
Net cash provided by financing activities	541,274	28,684
Net increase (decrease) in cash and cash equivalents and restricted cash	176,310	(51,230)
Cash and cash equivalents and restricted cash, beginning of year	26,486	77,716
Cash and cash equivalents and restricted cash, end of year	$202,796	$26,486

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$381	$139
Supplemental disclosure of non-cash investing and financing activities
Accrued deferred offering costs	—	2,142
Purchases of property and equipment	8	90
Acquisitions of right of use assets in exchange for lease obligations	2,709	464
Right of use assets recognized on adoption	—	16,475
Reclassification of deferred financing costs to additional paid-in capital	1,858	—

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

(in thousands, except for share and per share amounts)

(1)	Description of Business

Schrödinger, Inc. (the “Company”) has developed a differentiated, physics-based software platform that enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly, at lower cost, and with, the Company believes, a higher likelihood of success compared to traditional methods. The Company sells its software to biopharmaceutical and industrial companies, academic institutions, and government laboratories. The Company also applies its computational platform to a broad pipeline of drug discovery and development programs in collaboration with biopharmaceutical companies, some of which the Company co-founded. In addition, the Company uses its platform to advance a pipeline of internal drug discovery programs.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606. The amendments in this ASU clarified that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606, Revenue from Contracts with Customers, when the collaborative arrangement participant is a customer in the context of a unit of account and precluded recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new guidance is effective for fiscal years beginning after December 15, 2019. The Company adopted the amendment on January 1, 2020, with no material impact on its consolidated financial statements.

(b)	Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses.  The Company will adopt ASU 2016-13 as of January 1, 2021 and does not expect this adoption to have a significant impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company has not yet adopted ASU 2019-12, and does not expect this adoption to have a significant impact on its consolidated financial statements.

(c)	Basis of Presentation and Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assumptions used in the allocation of revenue, estimates towards the progress of completion of collaboration agreements, and the valuation of stock-based compensation. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

(e)	Cash and Cash Equivalents and Marketable Securities and Restricted Cash

Included in cash and cash equivalents were cash equivalents of $185,614 and $20,208 as of December 31, 2020 and 2019, respectively, which consisted of money market funds and certificates of deposit, and are stated at cost, which approximates market value. The Company classifies all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classifies all marketable securities, which consist of fixed income securities, as available for sale securities.

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

Accounts receivable are stated at original invoice amount less an allowance for doubtful accounts. Management estimates the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Account balances are considered delinquent if payment is not received by the due date. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off is recorded when received. Changes in the balance of accounts deemed uncollectible were deemed immaterial as of December 31, 2020 and 2019. Interest is not charged on accounts receivable.

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

Property and equipment are reviewed for impairment as discussed below under Accounting for the Impairment of Long‑Lived Assets. The Company did not capitalize any interest during 2020 and 2019.

(i)	Accounting for the Impairment of Long‑Lived Assets

Long-lived assets, such as property and equipment subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, depending on the nature of the asset. No impairment was identified for the years ended December 31, 2020 and 2019.

(j)	Warranties

The Company typically warrants that its products will perform in a manner consistent with the product specifications provided to the customer for a period of 30 days. Historically, the Company has not been required to make payments under these obligations. Therefore, no liabilities for such obligations are presented in the consolidated financial statements.

(k)	Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.

The Company does not require customers to provide collateral to support accounts receivable. If deemed necessary, credit reviews of significant new customers may be performed prior to extending credit. The determination of a customer’s ability to pay requires judgment, and failure to collect from a customer can adversely affect revenue, cash, and net income. The Company maintains an allowance for doubtful accounts.

As of December 31, 2020, two customers accounted for 17% and 14% of total accounts receivable, respectively. As of December 31, 2019, one customer accounted for 10% of total accounts receivable. For the year ended December 31, 2020, no customer accounted for more than 10% of total revenues. For the year ended December 31, 2019, one customer accounted for 12% of total revenues.

(l)	Royalties

Royalties represent a component of cost of revenues and consist of royalties paid to owners of intellectual property used in or bundled with the Company’s software. Generally, royalties are incurred and recorded at the time a customer enters into a binding purchase agreement, although some royalty agreements are based instead on cash collections. Royalty expense was $7,663 and $7,352 for the years ended December 31, 2020 and 2019, respectively.

(m)	Software Development Costs

Costs to develop new software products and substantial enhancements to existing software products are expensed as incurred. Historically, the Company has not capitalized any software development costs because the software development process was essentially completed concurrent with the establishment of technological feasibility.

(n)	Research and Development and Advertising

Research and development and advertising costs are expensed as incurred. The Company did not incur any significant advertising costs in 2020 or 2019.

(o)	Stock‑Based Compensation

The Company calculates stock‑based compensation expense utilizing fair value–based methodologies and recognizes expense over the vesting period of such awards.

(p)	Commissions

Commissions represent a component of sales and marketing expense and consist of the variable compensation paid to the Company’s sales representatives. Generally, sales commissions are earned and recorded as expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales representatives are recoverable only in the case that the Company cannot collect against any invoiced fee associated with a sales order. Commission expense was $1,362 and $754 in 2020 and 2019, respectively.

(q)	Income Taxes

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

(r)	Comprehensive Loss

Comprehensive loss includes net loss and changes in equity related to changes in unrealized gains or losses on marketable securities.

(s)	Equity Investments

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

(t)	Net Loss per Share Attributable to Common and Limited Common Stockholders

Following the completion of the Company’s IPO in February 2020, the outstanding equity of the Company consists of common stock and limited common stock.  Under the Company’s certificate of incorporation, the rights of the holders of common stock and limited common stock are identical, except with respect to voting and conversion. Holders of limited common stock are precluded from voting such shares in any election of directors or on the removal of directors. Limited common stock may be converted into common stock at any time at the option of the stockholder.

Undistributed earnings allocated to the participating securities are subtracted from net income in determining net loss attributable to common and limited common stockholders. Basic net loss per share is computed by dividing net loss attributable to common and limited common stockholders by the weighted-average number of shares of common and limited common stock outstanding during the period.

For the calculation of diluted net loss, net income attributable to common and limited common stockholders for basic net loss is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. Diluted net loss per share attributable to common and limited common stockholders is computed by dividing the resulting net income attributable to common and limited common stockholders by the weighted-average number of fully diluted shares of common and limited common stock outstanding. For purposes of this calculation, stock options are considered common stock equivalents but have been excluded from the calculation of net loss per share attributable to common and limited stockholders as their effect is anti-dilutive. For years ended December 31, 2020 and 2019, the computation of basic and diluted net loss per share is presented on a combined basis for common and limited common stock because the results are identical.

(3)	Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time.

The following table illustrates the timing of the Company’s revenue recognition:

	Year Ended December 31,
	2020	2019
Software products and services – point in time	55.0%	49.9%
Software products and services – over time	30.6	28.1
Drug Discovery – point in time	6.7	8.6
Drug Discovery – over time	7.7	13.4

(a)	Software Products and Services

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

On-premise software. The Company’s on-premise software license arrangements grant customers the right to use its software on their own in-house servers or their own cloud instances for a specified term, typically for one year. The Company recognizes revenue for on-premise software license fees upfront, either upon delivery of the license or the effective date of the agreement, whichever is later. In instances where the timing of delivery differs from the timing of invoicing, the Company considers whether a significant financing component exists. The Company has elected the practical expedient to not assess for significant financing where the term is less than one year. The Company’s updates and upgrades are not integral to maintaining the utility of the software licenses. Payments typically are received upfront or annually.

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

Professional services. Professional services, such as training, technical support and installation or assisting customers with modeling, generally are not related to the functionality of the Company’s software and may be recognized as resources are consumed or over the term of the arrangement, depending on the terms of the underlying agreement. The Company has historically estimated project status with relative accuracy, although a number of internal and external factors can affect such estimates, including labor rates, utilization and efficiency variances. Payments for services are due in advance or upon consumption of resources.

Contribution. Contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC.  The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement.  Revenue was recognized upon execution of the agreement when invoiced in accordance with Accounting Standards Codification (“ASC”) Topic 958, Not-for-Profit Entities, as the agreement is not an exchange transaction.

The following table presents the revenue recognized from the five sources of the software products and services revenue:

	Year Ended December 31,
	2020	2019
On-premise software	$58,311	$42,647
Hosted software	9,192	7,418
Software maintenance	14,465	11,643
Professional services	9,562	5,027
Revenue from contracts with customers	91,530	66,735
Contribution	1,000	—
Total software revenue	$92,530	$66,735

(b)	Contribution Revenue

During the year ended December 31, 2020, the Company recognized contribution revenue related to an agreement with Gates Ventures, LLC, which covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company received $1,000 in connection with its entry into the agreement, and the Company is entitled to receive additional $1,000 payments on or around the first and second anniversary of its entry into the agreement, subject to the Company providing certain progress reports to the Trustees of Columbia University in the City of New York. As of December 31, 2020, the Company had no deferred revenue balance related to this agreement. During the year ended December 31, 2020, the Company recognized $1,000 of contribution revenue.

(c)	Drug Discovery

Revenue from drug discovery and collaboration services contracts is recognized either over time, typically by using costs incurred or hours expended to measure progress, or at a point in time based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration and milestone payments. The Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. As of December 31, 2020 and 2019, milestones not yet achieved that were determined to be probable of achievement totaled $250 and $1,500, respectively, and $85 and $1,500 of those milestones were recognized as revenue for the years ended December 31, 2020 and 2019.

(d)	Collaboration and License Agreement

On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS have agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. The Company will be responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The targets include HIF-2 alpha and SOS1/KRAS, which are two of the Company’s internal programs. Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense.

Under the terms of the agreement, BMS paid the Company an initial upfront fee payment of $55,000. The Company also is entitled to receive up to $2.7 billion in total milestone payments across all potential targets, consisting of: a) up to $585,000 in milestone payments per oncology target, including $360,000 in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225,000 in the aggregate for the achievement of certain specified commercial milestones; and b) up to $482,000 million in milestone payments per neurology and immunology target, including $257,000 in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225,000 in the aggregate for the achievement of certain specified commercial milestones.

The Company is also entitled to a tiered percentage royalty on annual net sales ranging from mid-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by BMS on a licensed product-by-licensed product and  country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

The Company assessed the collaboration and license agreement in accordance with ASC 606, Revenue from Contracts with Customers (Topic 606), and concluded that BMS is a customer based on the agreement structure. At inception, the Company identified one performance obligation for each of the five programs under the agreement, which includes research activities for each program and a license grant for the underlying intellectual property. The Company determined that the license grant for intellectual property is not separable from the research activities, as the research activities are expected to significantly modify or enhance the license grant over the period of service, and therefore are not distinct in the context of the contract.

The Company determined that the transaction price at the onset of the agreement is $55,000. Additional consideration to be paid to the Company upon the achievement of future milestone payments were excluded from the transaction price as they represent milestone payments that are not considered probable as of the inception date such that there is not a significant risk of revenue reversal.

The Company has allocated the transaction price of $55,000 to each performance obligation based on the relative stand-alone selling price of each performance obligation at inception, which was determined based on each performance obligation’s estimated stand-alone selling price. The Company determined the estimated stand-alone selling price at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.

Revenue associated with the research activities is recognized on a proportional performance basis over the period of service for research activities, using input based measurements of total costs of research incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.

During the year ended December 31, 2020, the Company recognized $988 associated with the agreement based on the research activities performed subsequent to the contract start date. As of December 31, 2020, there was $54,012 of deferred revenue related to the agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed. There was no outstanding receivable for this collaboration as of December 31, 2020.

(e)	Significant Judgments

Significant judgments and estimates are required under ASC Topic 606. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

The Company’s contracts with customers often include promises to transfer multiple software products and services, including training, professional services, technical support services, and rights to unspecified updates. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or are not distinct and therefore should be accounted for together, requires significant judgment. In some arrangements, such as most of the Company’s term-based software license arrangements, the Company has concluded that the licenses and associated services are distinct from each other. In other arrangements, including collaboration services arrangements, the licenses and certain services may not be distinct from each other. The Company’s time-based software arrangements may include multiple software licenses and a right to updates or upgrades to the licensed software products, and technical support. The Company has concluded that such promised goods and services are separate distinct performance obligations.

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

Judgment is required to determine the total costs to perform research activities, which include the length of time required, the internal hours expected to be incurred on the services, and the number and costs of various studies that may be performed to complete the research plan.

Generally, the Company has not experienced significant returns or refunds to customers.

The Company’s estimates related to revenue recognition require significant judgment and the change in these estimates could have an effect on the Company’s results of operations during the periods involved.

(f)	Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to invoicing. A deferred revenue liability is recorded when revenue is expected to be recognized subsequent to invoicing. For the Company’s time-based software agreements, customers are generally invoiced at the beginning of the arrangement for the entire term, though when the term spans multiple years the customers may be invoiced on an annual basis. For certain drug discovery agreements where the milestones are deemed probable, the Company records a contract asset for the full value of the milestone.

Contract assets are included in unbilled and other receivables within the consolidated balance sheets, and are transferred to receivables when the Company invoices the customer.

Contract balances were as follows:

	As of December 31,	As of December 31,
	2020	2019
Contract assets	$3,589	$6,904
Deferred revenue, short-term:
Software	28,218	23,287
Drug discovery	17,185	1,767
Deferred revenue, long-term:
Software	1,976	1,500
Drug discovery	39,188	705

For the years ended December 2020 and 2019, respectively, the Company recognized $24,921 and $17,720 of revenue that was included in deferred revenue at the end of the preceding period. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 52% of its December 31, 2020 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $29,147 as of December 31, 2020.

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

(g)	Deferred Sales Commissions

The Company has applied the practical expedient for sales commission expense, as any compensation paid to sales representatives to obtain a contract relates to a period of one year or less. Therefore, the Company has not capitalized any costs related to sales commissions.

(4)	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2020	2019
Computers and equipment	$12,718	$11,150
Leasehold improvements	4,385	4,374
Furniture and fixtures	1,839	1,306
	18,942	16,830
Less accumulated depreciation	(13,802)	(10,562)
	$5,140	$6,268

Depreciation expense for 2020 and 2019 was $3,658 and $3,625, respectively, and is included within cost of revenues and research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations.

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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of December 31, 2020 and 2019. The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$440,395	$—	$440,395
Equity investments	45,570	—	—	45,570
Total	$45,570	$440,395	$—	$485,965

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2019:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$59,844	$—	$59,844
Equity investments	14,328	—	108	14,436
Total	$14,328	$59,844	$108	$74,280

Fair value of the Company’s investments in Morphic and Relay, classified as Level 1 in the fair value hierarchy, were determined using the respective market prices of Morphic’s and Relay’s common stock as of the close of trading on December 31, 2020.

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

Amount
As of December 31, 2018	$4,288
Unrealized loss	(4,180)
As of December 31, 2019	108
Cash contributions	2,869
Unrealized loss	(2,977)
As of December 31, 2020	$—

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the consolidated statements of operations. During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 12, Equity Investments, for further information.

(6)	Commitments and Contingencies
(a)	Leases

The Company leases office space under operating leases that expire at various dates through 2029. The Company adopted Topic 842, Leases as of January 1, 2019 and elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. In addition, the Company elected the short-term lease exception as a practical expedient and to combine lease and non-lease components. The Company recognizes rent expense on a straight-line basis over the life of the related lease, including any periods of free rent.

Upon inception of a lease, the Company determines if an arrangement is a lease, if it includes options to extend or terminate the lease, and if it is reasonably certain that the Company will exercise the options. Lease cost, representing lease payments over the term of the lease and any capitalizable direct costs less any incentives received, is recognized on a straight-line basis over the lease term as lease expense.

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. The Company determined lease liability amounts using a discount rate of 5.01%, which represents the Company’s incremental borrowing rate. The Company determines its incremental borrowing rate for lease liability using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of December 31, 2020, the remaining weighted average lease term was 4 years.

During the year ended December 31, 2020, the Company entered into two new leases, which increased right-of-use (“ROU”) assets and lease liabilities by $2,709. ROU assets and lease liabilities were equal as no lease costs or incentives were associated with acquiring the leases.

Variable and short-term lease costs were immaterial for the year ended December 31, 2020. Additional details of the Company’s operating leases are presented in the following table:

	Year Ended December 31,
	2020	2019
Operating lease costs	$5,895	$5,181
Cash paid for operating leases	6,050	5,108

Maturities of operating lease liabilities as of December 31, 2020 under noncancelable operating leases were as follows:

Year ending December 31:
2021	$4,622
2022	1,892
2023	1,760
2024	1,777
2025	1,328
Thereafter	962
Total future minimum lease payments	12,341
Less: imputed interest	(577)
Present value of future minimum lease payments	11,764
Less: current portion of operating leases payments	(4,543)
Lease liabilities, long-term	$7,221

(b)	Legal Matters

From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.

(7)	Income Taxes

Income tax expense is comprised of the following:

	Year ended December 31,
	2020	2019
Current:
Federal	$—	$583
State	178	(95)
Foreign	167	(779)
Current income tax expense (benefit)	345	(291)
Deferred:
Federal	—	—
State	—	—
Deferred income tax expense (benefit)	—	—
	$345	$(291)

Components of income (loss) before income taxes by tax jurisdiction were as follows:

	Year ended December 31,
	2020	2019
United States	$(24,567)	$(25,385)
Foreign	449	523
Loss before income taxes	$(24,118)	$(24,862)

Reconciliation of income tax expense at the applicable statutory income tax rates to the effective rate is as follows:

	Year ended December 31,
	2020	2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefits	14.2	4.2
Withholding tax	—	(2.3)
Section 162(m) limitation	(12.8)	—
Stock compensation	68.5	0.2
Return-to-provision adjustments	(1.3)	3.2
Research and development credit	6.2	5.2
Tax contingencies, net of reversals	(0.6)	(0.5)
Change in valuation allowance	(95.0)	(31.3)
Other	(1.6)	(0.6)
Effective income tax rate	(1.4)%	(0.9)%

The income tax expense for the year ended December 31, 2020 primarily related to state taxes and taxes in foreign jurisdictions.  Income tax benefit for the year ended December 31, 2019 primarily related to alternative minimum tax credits previously utilized that are refundable under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

The total change in valuation allowance for the year ended December 31, 2020 was $22,904, which primarily was due to the generation of net operating losses.

Tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities were as follows:

	As of December 31,
	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$51,498	$26,119
Accrued expenses	10,477	7,097
Credits	8,752	7,468
Gross deferred tax assets	70,727	40,684
Less valuation allowance	(58,155)	(35,251)
Net deferred tax assets	12,572	5,433
Deferred income tax liabilities:
Unrealized gain on equity investments	(10,185)	(1,984)
Prepaid expenses	(889)	(441)
Depreciation and amortization	(1,498)	(3,008)
Net deferred income tax assets	$—	$—

As of December 31, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of $206,311 and $126,729, respectively. These carryforwards, with the exception of federal NOLs generated post 2017, will expire between 2022 and 2040 if not used by the Company to reduce income taxes payable in future periods. Utilization of post 2017 federal NOL carryforwards are limited to 80% of taxable income generated in a given year and carry forward indefinitely. As of December 31, 2020, the Company had federal and state research and development tax credit carryforwards of $9,385 and $498, respectively. These carryforwards will expire between 2021 and 2040 if not used by the Company to reduce income taxes payable in future periods.

The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations as the Company considers these earnings to be indefinitely reinvested.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. In addition, the CARES Act allows companies to defer making certain payroll tax payments until future years.  With the enactment of the CARES Act, the Company has not recognized a quantitative or qualitative impact for the year ended December 31, 2020.

The Company classifies interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statement of operations. Following is a reconciliation of total gross unrecognized tax benefits:

	Year ended December 31,
	2020	2019
Balance, January 1	$902	$781
Additions for tax positions taken in prior years	25	24
Reductions for tax positions taken in prior years	(16)	(12)
Additions for tax positions related to the current year	135	109
Balance, December 31	$1,046	$902

The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next 12 months.

As of December 31, 2020, statutes of limitations were open for all of the Company’s federal and state tax returns filed after the year ended December 31, 2015 and 2014, respectively. Net operating loss and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently undergoing any federal or state income tax examinations.

(8)	Stockholders’ Equity (Deficit)
(a)	Common Stock

Upon the closing of the IPO, 226,344,686 shares of preferred stock automatically converted into an aggregate of 30,278,832 shares of common stock. As of December 31, 2020, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock.

Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. Common stock is subordinate to preferred stock with respect to dividend rights and rights upon liquidation, winding up, and dissolution of the Company.

(b)	Limited Common Stock

Immediately prior to the closing of the IPO, preferred stockholders voluntarily exchanged 98,406,823 shares of preferred stock for an aggregate of 13,164,193 shares of limited common stock. During the year ended December 31, 2020, limited common stockholders voluntarily converted 4,000,000 shares of limited common stock into 4,000,000 shares of common stock.

As of December 31, 2020, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock are not entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock.  Holders of the Company’s limited common stock have the right to exchange each share of limited common stock for one share of the Company’s common stock.

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

(c)	Preferred Stock

As of December 31, 2020, the Company had authorized 10,000,000 shares of preferred stock with a par value of $0.01 per share.  The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

(9)	Stock-Based Compensation

Stock Incentive Plans

As of December 31, 2020, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”) and the 2020 Equity Incentive Plan (the “2020 Plan”) (together, the “Plans”). The 2020 Plan provides for the award of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards.

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

During 2020 and 2019, 1,398,177 and 214,845 options under the Plans were exercised at a total exercise price of $4,183 and $549, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2020 and 2019 were calculated using an average of historical exercises. Estimated volatility for 2020 and 2019 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

The board of directors or compensation committee determines the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the day of grant.

As of December 31, 2020, there were 2,168,706 shares available for grant under the 2020 Plan. As of December 31, 2019, there were 236,005 shares available for grant under the 2010 Plan. Following are the weighted average valuation assumptions used for options:

	Year Ended December 31,
	2020	2019
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	60%	57%
Expected term (years)	4.49	6.05
Risk-free interest rate	1.46%	2.33%

The following table presents classification of stock-based compensation expense within the consolidated statements of operations:

	Year Ended December 31,
	2020	2019
Cost of sales	$1,384	$376
Research and development	3,050	460
Sales and marketing	516	311
General and administrative	5,595	1,046
Total stock-based compensation	$10,545	$2,193

Stock option activity was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Beginning, January 1, 2020	4,943,778	$3.57
Granted	3,912,383	19.49
Exercised	(1,398,177)	2.99
Forfeited	(129,315)	12.20
Expired	(71,209)	1.98
Balance, December 31, 2020	7,257,460	12.14	8.06	$486,572
Exercisable, December 31, 2020	1,978,647	3.57	6.19	$149,604

The weighted average grant date fair value per share of options granted during 2020 and 2019 was $9.55 and $2.93, respectively. The intrinsic value of options exercised during 2020 and 2019 was $87,946 and $546, respectively.

As of December 31, 2020, there was $31,424 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 3.01 years. The fair value of shares vested during 2020 and 2019 was $3,153 and $1,734, respectively.

(10)	Noncontrolling Interest

The Company reviews each legal entity formed by parties related to the Company to determine whether or not the Company has a variable interest in the entity and whether or not the entity would meet the definition of a variable interest entity (“VIE”) in accordance with ASC Topic 810, Consolidation (“ASC 810”). If the entity is a VIE, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines it is the primary beneficiary of a VIE, the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements at the time that determination is made. The Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs on a quarterly basis. If the Company were to determine that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, it would deconsolidate the VIE in the period that the determination is made.

If the Company determines it is the primary beneficiary of a VIE that meets the definition of a business, the Company measures the assets, liabilities and noncontrolling interests of the newly consolidated entity at fair value in accordance with ASC Topic 805, Business Combinations (“ASC 805”) at the date the reporting entity first becomes the primary beneficiary.

In October 2018, Faxian was formed in the United States. In April 2019, upon consummation of the joint venture, the Company and WuXi AppTech ("WuXi"), each received a 50% equity interest in the entity in exchange for their contributions to the entity. The Company determined that Faxian was a VIE and concluded that it is the primary beneficiary of the VIE. As such, the Company has historically consolidated Faxian's results into the consolidated financial statements, and eliminated WuXi's ownership as a non-controlling interest.

(11)	Net Loss per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the years presented (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(24,463)	$(24,571)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	60,024,658	6,004,500
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.41)	$(4.09)

Since the Company was in a loss position for all years presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2020	2019
Convertible preferred stock	—	42,734,884
Shares subject to outstanding common stock options	7,257,460	4,805,562
	7,257,460	47,540,446

(12)	Equity Investments

The Company classifies the Nimbus investment as an equity investment within the consolidated balance sheets. The initial Nimbus investment was received as compensation for collaboration services provided under a separate service agreement. During the year ended December 31, 2020, the Company made a $2,869 cash investment in Nimbus. The Company held 6.9% and 6.7% of Nimbus units on a fully diluted basis as of December 31, 2020 and December 31, 2019, respectively.

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

Under the HLBV method, the Company reported losses of $2,977 and $4,180 on the Nimbus investment during 2020 and 2019, respectively. The carrying value of the Nimbus investment was zero and $108 as of December 31, 2020 and December 31, 2019, respectively. The Company has no obligation to fund Nimbus losses in excess of its initial investment.

In June 2019, Morphic successfully completed an initial public offering. The Company accounts for its investment in Morphic at fair value based on the share price of Morphic’s common stock at the measurement date.

During 2020 and 2019, the Company reported a gain of $13,685 and $14,102, respectively, on the Morphic investment. As of December 31, 2020 and December 31, 2019, the carrying value of the Company’s investment in Morphic was $28,013 and $14,328, respectively. The Company has no obligation to fund Morphic losses in excess of its initial investment.

During May 2020, Petra entered into a merger agreement with a third party. In connection with the merger, the Company received $4,582 of merger consideration in exchange for the Company’s shares of Petra common stock and is eligible to receive potential earn-outs tied to the achievement of specified development, regulatory, and commercial milestones. The Company is also eligible to receive $361 in escrow payments. As the escrow payments are expected to be received within 12 months from the closing of the merger, they have been recorded as other receivables within the consolidated balance sheets. The Company recorded a gain on the Petra investment of $4,156 for the year ended December 31, 2020. The Company reported no gain or loss on the Petra investment for the year ended December 31, 2019.

In connection with the merger, the Company also received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company does not exercise significant influence over Ravenna and, as such, the Company has recorded its investment in Ravenna as a non-marketable equity security. As of December 31, 2020 and December 31, 2019, the carrying value of non-marketable equity securities was $94 and $930, respectively.

In July 2020, Relay successfully completed an initial public offering. The Company accounts for its investment in Relay at fair value based on the share price of Relay’s common stock at the measurement date.

The Company reported a gain of $17,556 on the Relay investment for the year ended December 31, 2020, which is included within change in fair value in the consolidated statements of operations. The Company reported no gain or loss on the Relay investment for the year ended December 31, 2019. As of December 31, 2020 and December 31, 2019, the carrying value of the Company’s investment in Relay was $17,556 and zero, respectively. The Company has no obligation to fund Relay losses in excess of its initial investment.

(13)	Employee Benefit Plan

The Company offers a 401(k) employee savings plan to its U.S.‑based employees. The Company made discretionary matching contributions equal to 100% of the first 4.0% of compensation contributed by employees for the years ended December 31, 2020 and 2019. Matching contributions during 2020 and 2019 were $1,748 and $1,492, respectively.

(14)	Related Party Transactions
(a)	D. E. Shaw

For the years ended December 31, 2020 and 2019, the Company licensed technology and purchased services for $7,281 and $5,190, respectively, from companies controlled by David E. Shaw and/or affiliates of companies controlled by David E. Shaw (the “D. E. Shaw entities”), stockholders of the Company. In addition, D. E. Shaw entities purchased certain products and services from, and provided cost reimbursements to, the Company totaling $226 and $195 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and December 31, 2019, the Company had net payables of $3,464 and $1,760, respectively, to D.E. Shaw entities.

(b)	Board Member

For the years ended December 31, 2020 and 2019, the Company paid consulting fees of $364 and $361, respectively, to a member of its board of directors.

(c)	Bill and Melinda Gates Foundation

For the years ended December 31, 2020 and 2019, the Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust (“BMGFT”), a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $2,094 and $1,065 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and December 31, 2019, the Company had net receivables of $543 and $294, respectively, due from the Bill & Melinda Gates Foundation.

During the year ended December 31, 2020, the Company also recognized contribution revenue of $1,000 related to an agreement with Gates Ventures, LLC, an entity under control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. There was no revenue recognized under this agreement for year ended December 31, 2019. As of December 31, 2020 and December 31, 2019, the Company did not record a receivables balance due from Gates Ventures, LLC.

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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Year Ended December 31,
	2020	2019
Segment revenues:
Software	$92,530	$66,735
Drug discovery	15,565	18,808
Total segment revenues	$108,095	$85,543
Segment gross profit:
Software	$74,527	$53,089
Drug discovery	(11,055)	(3,996)
Total segment gross profit	63,472	49,093
Unallocated:
Research and development	(64,695)	(39,404)
Sales and marketing	(17,795)	(21,364)
General and administrative	(41,898)	(27,040)
Gain on equity investments	4,108	943
Change in fair value	28,263	9,922
Interest income	2,253	1,878
Income tax (expense) benefit	(345)	291
Consolidated net loss	$(26,637)	$(25,681)

The following table sets forth revenues by geographic area for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
United States	$60,737	$47,622
Europe	24,370	17,504
Japan	14,558	14,367
Rest of World	8,430	6,050
	$108,095	$85,543

(16)	Subsequent Events

On January 14, 2021, the Company sold 422,425 shares of Relay common stock for $15,735.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officer to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act) that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2021 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2020 pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements

The following documents are included on pages F-2 through F-8 attached hereto and are filed as part of this Annual Report.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits filed as part of this Annual Report are listed below.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-39206	3.1	2/10/2020

3.2	Amended and Restated Bylaws	8-K	001-39206	3.2	2/10/2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-235890	4.1	1/27/2020

4.2	Amended and Restated Share Exchange Agreement, dated January 24, 2020, by and between the Registrant and Bill & Melinda Gates Foundation Trust	S-1/A	333-235890	4.2	1/27/2020

4.3	Description of Securities Registered Under Section 12 of the Exchange Act					X

10.1	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and the other parties thereto, as amended	S-1/A	333-235890	10.1	1/27/2020

10.2	2010 Stock Plan, as amended	S-1	333-235890	10.2	1/10/2020

10.3	Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Stock Plan	S-1	333-235890	10.3	1/10/2020

10.4+	2020 Equity Incentive Plan	S-1/A	333-235890	10.4	1/27/2020

10.5+	Form of Stock Option Agreement and Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan	S-1/A	333-235890	10.5	1/27/2020

10.6+	2020 Employee Stock Purchase Plan	S-1/A	333-235890	10.6	1/27/2020

10.7+	Second Amended and Restated Director Compensation Policy					X

10.8+	Senior Executive Incentive Compensation Plan	S-1	333-235890	10.8	1/10/2020

10.9+	Executive Severance and Change in Control Benefits Plan	S-1	333-235890	10.9	1/10/2020

10.10+	Employment Agreement, dated May 11, 2010, by and between the Registrant and Ramy Farid	S-1	333-235890	10.10	1/10/2020

10.11+	Employment Agreement, dated November 14, 2018, by and between the Registrant and Joel Lebowitz	S-1	333-235890	10.11	1/10/2020

10.12+	Employment Agreement, dated April 15, 2013, by and between the Registrant and Cony D’Cruz	S-1	333-235890	10.12	1/10/2020

10.13+	Managing Director Agreement, dated October 1, 2002, by and between Schrödinger GmbH and Jörg Weiser	S-1	333-235890	10.13	1/10/2020

10.14+	Employment Agreement, dated May 14, 2018, by and between the Registrant and Karen Akinsanya	S-1	333-235890	10.14	1/10/2020

10.15+	Employment Agreement, dated February 22, 2017, by and between the Registrant and Jennifer Daniel	S-1	333-235890	10.15	1/10/2020

10.16+	Employment Agreement, dated April 27, 2010, by and between the Registrant and Yvonne Tran	S-1	333-235890	10.16	1/10/2020

10.17+	Employment Agreement, dated September 11, 2006, by and between the Registrant and Patrick Lorton	S-1	333-235890	10.17	1/10/2020

10.18+	Employment Agreement, dated June 1, 2010, by and between the Registrant and Shane Brauner	S-1	333-235890	10.18	1/10/2020

10.19+	Employment Agreement, dated March 9, 2009, by and between the Registrant and Robert Abel	S-1	333-235890	10.19	1/10/2020

10.20+	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended	10-Q	001-39206	10.1	8/10/2020

10.21+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-235890	10.21	1/10/2020

10.22	Lease, dated July 8, 2009, between SLG Tower 45 LLC and Registrant, as amended	S-1	333-235890	10.22	1/10/2020

10.23	Lease, dated August 6, 2008, between One Main Place Portland – Oregon, Inc., Landlord, and Registrant, Tenant, as amended	S-1	333-235890	10.23	1/10/2020

10.24†	Agreement, dated as of May 5, 1994, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.24	1/10/2020

10.25†	Agreement, dated as of July 15, 1998, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.25	1/10/2020

10.26†	Agreement, dated as of September 2001, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC, as amended	S-1	333-235890	10.26	1/10/2020

10.27†	Agreement, dated as of June 19, 2003, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.27	1/10/2020

10.28†	Software and Patent License Agreement, dated May 27, 2008, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.28	1/10/2020

10.29†	Services Royalty Amendment, dated November 1, 2008, by and between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.29	1/10/2020

10.30†	Services Agreement, dated June 25, 2013, between D.E. Shaw India Software Private Limited and Schrödinger, LLC, as amended	S-1	333-235890	10.30	1/10/2020

10.31†	License and Software Development Agreement, dated March 14, 2013, by and between D. E. Shaw Research LLC and Schrödinger, LLC	S-1	333-235890	10.31	1/10/2020

10.32†	Amended and Restated License and Software Development Agreement, dated May 20, 2014, by and between D. E. Shaw Research, LLC and Schrödinger, LLC	S-1	333-235890	10.32	1/10/2020

10.33+	Global Bonus Plan	S-1/A	333-235890	10.33	1/27/2020

10.34†	Independent Contractor Agreement, dated June 23, 2020, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.2	8/10/2020

10.35	Restricted Stock Unit Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-Q	001-39206	10.1	11/12/2020

10.36	Stock Option Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-Q	001-39206	10.2	11/12/2020

10.37†	Collaboration and License Agreement, dated November 22, 2020, by and between the Registrant and Bristol-Myers Squibb Company					X

10.38+	2021 Inducement Equity Incentive Plan					X

10.39+	Nonstatutory Stock Option Agreement under 2021 Inducement Equity Incentive Plan					X

10.40+	Restricted Stock Unit Agreement for U.S. Participants under 2021 Inducement Equity Incentive Plan					X

10.41+	Restricted Stock Unit Agreement for Non-U.S. Participants under 2021 Inducement Equity Incentive Plan					X

21.1	Subsidiaries of the Registrant	S-1	333-235890	21.1	1/10/2020

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

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

SCHRÖDINGER, INC.

Date: March 4, 2021	By:	/s/ Ramy Farid

Ramy Farid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ramy Farid	President and Chief Executive Officer, Director	March 4, 2021
Ramy Farid, Ph.D.	(Principal Executive Officer)

/s/ Joel Lebowitz	Chief Financial Officer	March 4, 2021
Joel Lebowitz	(Principal Financial Officer)

/s/ Jenny Herman	Senior Vice President, Controller	March 4, 2021
Jenny Herman	(Principal Accounting Officer)

/s/ Michael Lynton	Chairman of the Board	March 4, 2021
Michael Lynton

/s/ Jeffrey Chodakewitz	Director	March 4, 2021
Jeffrey Chodakewitz, M.D.

/s/ Richard Friesner	Director	March 4, 2021
Richard Friesner, Ph.D.

/s/ Gary Ginsberg	Director	March 4, 2021
Gary Ginsberg

/s/ Rosana Kapeller-Libermann	Director	March 4, 2021
Rosana Kapeller-Libermann, M.D., Ph.D.

/s/ Gary Sender	Director	March 4, 2021
Gary Sender

/s/ Nancy Thornberry	Director	March 4, 2021
Nancy Thornberry

/s/ Timothy Wright	Director	March 4, 2021
Timothy Wright, M.D.