Form 10-Q
period 2021-03-31
Schrodinger, Inc.
filed 2021-05-11
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 5, 2021, the registrant had 61,340,937 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (Unaudited)	5
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2021 and 2020 (Unaudited)	7
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2021 and 2020 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70

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

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in “Risk Factor Summary” below and Part II, Item 1A. “Risk Factors”, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Quarterly Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

Assets	March 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$133,122	$202,296
Restricted cash	500	500
Marketable securities	515,372	440,395
Accounts receivable, net of allowance for doubtful accounts of $60 and $60	11,270	31,423
Unbilled and other receivables, net for allowance for unbilled receivables of $20 and $0	7,020	3,955
Prepaid expenses	7,954	4,409
Total current assets	675,238	682,978
Property and equipment, net	4,799	5,140
Equity investments	52,931	45,664
Right of use assets	8,865	10,129
Other assets	2,356	2,352
Total assets	$744,189	$746,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,220	$8,398
Accrued payroll, taxes, and benefits	10,345	12,000
Deferred revenue	40,759	45,403
Lease liabilities	3,576	4,543
Other accrued liabilities	5,721	2,861
Total current liabilities	67,621	73,205
Deferred revenue, long-term	37,356	41,164
Lease liabilities, long-term	6,836	7,221
Other liabilities, long-term	600	654
Total liabilities	112,413	122,244
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 61,300,675 and 60,713,534 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	613	607
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	92	92
Additional paid-in capital	760,574	752,558
Accumulated deficit	(129,588)	(129,559)
Accumulated other comprehensive income	77	317
Total stockholders’ equity of Schrödinger stockholders	631,768	624,015
Noncontrolling interest	8	4
Total stockholders’ equity	631,776	624,019
Total liabilities and stockholders’ equity	$744,189	$746,263

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Software products and services	$26,340	$23,812
Drug discovery	5,787	2,362
Total revenues	32,127	26,174
Cost of revenues:
Software products and services	5,906	4,001
Drug discovery	10,057	6,548
Total cost of revenues	15,963	10,549
Gross profit	16,164	15,625
Operating expenses:
Research and development	21,448	13,700
Sales and marketing	5,239	4,789
General and administrative	13,389	8,936
Total operating expenses	40,076	27,425
Loss from operations	(23,912)	(11,800)
Other (expense) income:
Loss on equity investments	(1,781)	—
Change in fair value	24,824	(3,079)
Interest income	420	699
Total other income (expense)	23,463	(2,380)
Loss before income taxes	(449)	(14,180)
Income tax expense	74	91
Net loss	(523)	(14,271)
Net loss attributable to noncontrolling interest	(494)	(445)
Net loss attributable to Schrödinger common and limited common stockholders	$(29)	$(13,826)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$—	$(0.34)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	70,071,625	40,666,970

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss attributable to Schrödinger common and limited common stockholders	$(29)	$(13,826)
Changes in market value of investments, net of tax:
Unrealized loss on marketable securities	(240)	(458)
Comprehensive loss	$(269)	$(14,284)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

																	Accumulated
	Series E preferred stock		Series D preferred stock		Series C preferred stock		Series B preferred stock		Series A preferred stock		Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss (income)	interest	equity (deficit)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	60,713,534	$607	9,164,193	$92	$752,558	$(129,559)	$317	$4	$624,019
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(240)	—	(240)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	587,141	6	—	—	3,650	—	—	—	3,656
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,366	—	—	—	4,366
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	498	498
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(494)	(523)
Balance at March 31, 2021	—	—	—	—	—	—	—	—	—	—	61,300,675	613	9,164,193	92	760,574	(129,588)	77	8	631,776

Balance at December 31, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	6,121,821	$61	—	$—	$11,655	$(105,096)	$16	$41	$(93,323)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(458)	—	(458)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	57,581	1	—	—	176	—	—	—	177
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,775	—	—	—	1,775
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	435	435
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,826)	—	(445)	(14,271)
Balance at March 31, 2020	—	—	—	—	—	—	—	—	—	—	50,122,938	501	13,164,193	132	414,248	(118,922)	(442)	31	295,548

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(523)	$(14,271)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on equity investments	1,781	—
Noncash revenue from equity investments	(5)	(46)
Fair value adjustments	(24,824)	3,079
Depreciation	887	877
Stock-based compensation	4,366	1,775
Noncash research and development expenses	498	435
Noncash investment accretion	1,955	83
Loss on disposal of property and equipment	19	—
Decrease (increase) in assets:
Accounts receivable, net	20,153	2,404
Unbilled and other receivables	(3,065)	5,154
Reduction in the carrying amount of right of use assets	1,264	1,299
Prepaid expenses and other assets	(3,549)	(1,106)
Increase (decrease) in liabilities:
Accounts payable	(1,230)	2,110
Accrued payroll, taxes, and benefits	(1,655)	(2,289)
Deferred revenue	(8,447)	(3,378)
Lease liabilities	(1,352)	(1,266)
Other accrued liabilities	2,806	(638)
Net cash used in operating activities	(10,921)	(5,778)
Cash flows from investing activities:
Purchases of property and equipment	(513)	(843)
Purchases of equity investments	—	(2,869)
Distribution from equity investment	40	—
Proceeds from sale of equity investments	15,735	—
Purchases of marketable securities	(143,671)	(127,109)
Proceeds from maturity of marketable securities	66,500	42,908
Net cash used in investing activities	(61,909)	(87,913)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	—	212,277
Issuances of common stock upon stock option exercises	3,656	177
Net cash provided by financing activities	3,656	212,454
Net (decrease) increase in cash and cash equivalents and restricted cash	(69,174)	118,763
Cash and cash equivalents and restricted cash, beginning of period	202,796	26,486
Cash and cash equivalents and restricted cash, end of period	$133,622	$145,249

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$119	$64
Supplemental disclosure of non-cash investing and financing activities
Payment of deferred offering costs	—	786
Purchases of property and equipment	52	254
Acquisitions of right of use assets in exchange for lease obligations	—	1,778
Reclassification of deferred financing costs to additional paid in capital	—	1,858

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2021 and 2020

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
(a)	Recently Issued Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company has not yet adopted ASU 2018-15 and does not expect the adoption to have a significant impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes. This guidance will be effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption is permitted. The Company adopted this new standard effective January 1, 2021 with no material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. The Company adopted this new standard effective January 1, 2021 with no material impact on its consolidated financial statements.

(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements and the related interim disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC's rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 4, 2021.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assumptions used in the allocation of revenue, estimates regarding the progress of completing performance obligations under collaboration agreements, and the valuation of stock-based compensation. Actual results could differ from those estimates, and such differences may be material to the condensed consolidated financial statements.

(c)	Principles of Consolidation

The Company’s condensed unaudited consolidated financial statements include the accounts of Schrödinger, Inc., its wholly owned subsidiaries, and its variable interest entity. All intercompany balances and transactions have been eliminated in consolidation. The functional currency for foreign entities is the United States dollar. The Company accounts for investments over which it has significant influence, but not a controlling financial interest, using the equity method.

(d)	Restricted Cash

Restricted cash consists of letters of credit held with the Company’s financial institution related to facility leases, and is classified as current in the Company’s balance sheets based on the maturity of the underlying letter of credit.

(e)	Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables.

The Company does not require customers to provide collateral to support accounts receivable. If deemed necessary, credit reviews of significant new customers may be performed prior to extending credit. The determination of a customer’s ability to pay requires judgment, and failure to collect from a customer can adversely affect revenue, cash flows, and results of operations. The Company maintains an allowance for doubtful accounts.

As of March 31, 2021, two customers accounted for 14% and 12% of total accounts receivable, respectively. As of December 31, 2020, two customers accounted for 17% and 14% of total accounts receivable, respectively. No customers accounted for more than 10% of total revenues during the three months ended March 31, 2021 and 2020.

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

The Company has concluded that the carrying value of its equity investment in Nimbus should reflect its contractual rights to substantive profits. The Company further determined that the hypothetical liquidation at book value method (“HLBV method”) for valuing contractual rights to substantive profits provides the best representation of its financial position in Nimbus. During 2021, the Company continued to value Nimbus using the HLBV method.

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

Upon the completion of Relay’s initial public offering in July 2020, the Company changed the valuation methodology used to value the Relay investment. As there is a readily available public market for Relay’s common stock, the Company valued its investment based on the closing price of Relay’s common stock as of the reporting date. In January 2021, the Company disposed of its equity stake in Relay for aggregate consideration of $15,735, resulting in a loss of $1,821 recorded in the Company’s condensed consolidated statement of operations.

Prior to May 2020, the Company had concluded that its equity investment in Petra should be valued using the historical cost method, as the Company does not exercise significant influence over Petra. During May 2020, Petra merged with a third party.

For further information regarding the Company’s equity investments, see Note 4, Fair Value Measurements and Note 11, Equity Investments.

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

For the calculation of diluted net loss, net income attributable to common and limited common stockholders for basic net loss is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. Diluted net loss per share attributable to common and limited common stockholders is computed by dividing the resulting net loss attributable to common and limited common stockholders by the weighted-average number of fully diluted shares of common and limited common stock outstanding. For purposes of this calculation, stock options are considered common stock equivalents but have been excluded from the calculation of net loss per share attributable to common and limited stockholders as their effect is anti-dilutive. For the three months ended March 31, 2021 and 2020, the computation of basic and diluted net loss per share is presented on a combined basis for common stock and limited common stock because the results are identical.

(3)	Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time.

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended March 31,
	2021	2020
Software products and services – point in time	54.0%	59.7%
Software products and services – over time	28.0	31.3
Drug Discovery – over time	18.0	9.0

(a)	Software Products and Services

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

Professional services. Professional services, such as training, technical support, installation, or assisting customers with modeling, generally are not related to the functionality of the Company’s software and may be recognized as resources are consumed or over the term of the arrangement, depending on the terms of the underlying agreement. The Company has historically estimated project status with relative accuracy, although a number of internal and external factors can affect such estimates, including labor rates, utilization and efficiency variances. Payments for services are due in advance or upon consumption of resources.

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

The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended March 31,
	2021	2020
On-premise software	$17,355	$15,600
Hosted software	2,600	2,133
Software maintenance	4,105	3,537
Professional services	2,280	2,542
Total software revenue	$26,340	$23,812

(b)	Contribution Revenue

The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company received $1,000 in connection with its entry into the agreement, and the Company is entitled to receive additional $1,000 payments on or around the first and second anniversary of its entry into the agreement, subject to the Company providing certain progress reports to the Trustees of Columbia University in the City of New York. As of March 31, 2021, the Company had no deferred revenue balance related to this agreement. During the three months ended March 31, 2021 and 2020, the Company recognized no contribution revenue.

(c)	Drug Discovery

Revenue from drug discovery and collaboration services contracts is recognized either over time, typically by using costs incurred or hours expended to measure progress, or at a point in time based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration and milestone payments. The Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. As of March 31, 2021 and 2020, milestones not yet achieved that were determined to be probable of achievement totaled $2,500 and zero, respectively, and $2,213 and zero of those milestones were recognized as revenue for the three months ended March 31, 2021 and 2020.

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

Revenue associated with the research activities is recognized on a proportional performance basis over the period of service for research activities, using input-based measurements of total costs of research incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.

During the three months ended March 31, 2021, the Company recognized $2,383 associated with the agreement based on the research activities performed subsequent to the contract start date. As of March 31, 2021, there was $51,629 of deferred revenue related to the agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed.

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

Contract assets are included in unbilled and other receivables within the condensed consolidated balance sheets and are transferred to receivables when the Company invoices the customer.

Contract balances were as follows:

	As of March 31,	As of December 31,
	2021	2020
Contract assets	$6,704	$3,589
Deferred revenue, short-term:
Software products and services	23,015	28,218
Drug discovery	17,744	17,185
Deferred revenue, long-term:
Software products and services	1,569	1,976
Drug discovery	35,787	39,188

For the three months ended March 31, 2021 and 2020, respectively, the Company recognized $19,024 and $12,782 of revenue that was included in deferred revenue at the end of the preceding period. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 52% of its March 31, 2021 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $25,654 as of March 31, 2021.

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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of March 31, 2021 and December 31, 2020. The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$515,372	$—	$515,372
Equity investments	52,837	—	—	52,837
Total	$52,837	$515,372	$—	$568,209

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$440,395	$—	$440,395
Equity investments	45,570	—	—	45,570
Total	$45,570	$440,395	$—	$485,965

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

Amount
As of December 31, 2019	$108
Cash contributions	2,869
Unrealized loss	(1,008)
As of March 31, 2020	1,969
Unrealized loss	(1,969)
As of December 31, 2020	$—

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the three months ended March 31, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 11, Equity Investments, for further information.

(5)	Commitments and Contingencies
(a)	Leases

The Company leases office space under operating leases that expire at various dates through 2029. Under Topic 842, Leases, the Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract was a lease or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. In addition, the Company elected the short-term lease exception as a practical expedient and to combine lease and non-lease components. The Company recognizes rent expense on a straight-line basis over the life of the related lease, including any periods of free rent.

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

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of March 31, 2021, the remaining weighted average lease term was 4 years.

During the three months ended March 31, 2021, the Company did not enter into any new leases.

Variable and short-term lease costs were immaterial for the three months ended March 31, 2021. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended March 31,
	2021	2020
Operating lease costs	$1,470	$1,506
Cash paid for operating leases	1,396	1,892

Maturities of operating lease liabilities as of March 31, 2021 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2021	$3,188
2022	1,850
2023	1,718
2024	1,735
2025	1,318
Thereafter	952
Total future minimum lease payments	10,761
Less: imputed interest	(349)
Present value of future minimum lease payments	10,412
Less: current portion of operating leases payments	(3,576)
Lease liabilities, long-term	$6,836
(b)	Legal Matters

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

For the three months ended March 31, 2021 and 2020, the Company’s income tax expense was $74 and $91, respectively. For the three months ended March 31, 2021, the difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of March 31, 2021, the Company had $1,122 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At March 31, 2021, the Company’s statutes of limitations are open for all federal and state years filed after the year ended December 31, 2015 and 2014, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2019 and determined that such an ownership change has not occurred.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for tax years beginning January 1, 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act. The CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. In addition, the CARES Act allows companies to defer making certain payroll tax payments until future years. With the enactment of the CARES Act, the Company has not recognized a quantitative or qualitative impact for the period ended March 31, 2021.

(7)	Stockholders’ Equity
(a)	Common Stock

As of March 31, 2021, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.

Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.

(b)	Limited Common Stock

As of March 31, 2021, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.

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

As of March 31, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

(8)	Stock-Based Compensation

Stock Incentive Plans

As of March 31, 2021, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), and the 2021 Inducement Equity Incentive Plan (the "2021 Plan”) (together, the “Plans”). The 2020 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, consultants or advisors.

The 2021 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to persons who were not previously an employee or director of the Company or who are commencing employment with the Company following a bona fide period of non-employment, in either case, as an inducement material to such person’s entry into employment with the Company and in accordance with the requirements of the Nasdaq Stock Market Rule 5635(c)(4). Neither consultants nor advisors are eligible to participate in the 2021 Plan.

The 2010 Plan provided for the granting of incentive stock options and nonstatutory stock options to employees, directors, consultants or advisors. As of the effective date of the 2020 Plan, no further awards will be made under the 2010 Plan. Any options or awards outstanding under the 2010 Plan remain outstanding and effective. Shares of common stock subject to outstanding awards granted under the 2010 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company are available for issuance under the 2020 Plan.

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

During the three months ended March 31, 2021 and 2020, 587,141 and 57,581 options under the Plans were exercised for total proceeds of $3,656 and $177, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2021 and 2020 were calculated using an average of historical exercises. Estimated volatility for the three months ended March 31, 2021 and 2020 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

As of March 31, 2021 and December 31, 2020, there were 2,534,234 and 2,168,706 shares available for grant under the Plans. Following are the weighted average valuation assumptions used for options:

	Three Months Ended March 31,
	2021	2020
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	59%	60%
Expected term (years)	4.67	4.49
Risk-free interest rate	0.67%	1.44%

The following table presents classification of stock-based compensation expense within the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2021	2020
Cost of sales	$657	$253
Research and development	1,228	508
Sales and marketing	218	93
General and administrative	2,263	921
Total stock-based compensation	$4,366	$1,775

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2021 and 2020 was $49.30 and $7.66, respectively. The intrinsic value of options exercised during the three months ended March 31, 2021 and 2020 was $43,077 and $1,231, respectively.

As of March 31, 2021, there was $91,330 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 3.6 years. The fair value of shares vested during the three months ended March 31, 2021 and 2020 was $9,462 and $1,213, respectively.

(9)	Noncontrolling Interest

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

In October 2018, Faxian was formed in the United States. In April 2019, upon consummation of the joint venture, the Company and WuXi AppTech ("WuXi"), each received a 50% equity interest in the entity in exchange for their contributions to the entity. The Company determined that Faxian was a VIE and concluded that it is the primary beneficiary of the VIE. As such, the Company has historically consolidated Faxian's results into the condensed consolidated financial statements, and eliminated WuXi's ownership as a non-controlling interest.

(10)	Net Loss per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(29)	$(13,826)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	70,071,625	40,666,970
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.00)	$(0.34)

Since the Company was in a loss position for the three months ended March 31, 2021 and 2020, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2021	2020
Shares subject to outstanding common stock options	7,962,984	6,790,938

(11)	Equity Investments

The Company classifies the Nimbus investment as an equity investment within the condensed consolidated balance sheets. The initial Nimbus investment was received as compensation for collaboration services provided under a separate service agreement. The Company held 6.6% and 6.9% of Nimbus units on a fully diluted basis as of March 31, 2021 and December 31, 2020, respectively.

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

Under the HLBV method, the Company reported losses of zero and $1,008 on the Nimbus investment for the three months ended March 31, 2021 and 2020, respectively. The carrying value of the Nimbus investment was zero as of March 31, 2021 and December 31, 2020. The Company has no obligation to fund Nimbus losses in excess of its initial investment.

The Company accounts for its investment in Morphic at fair value based on the share price of Morphic’s common stock at the measurement date.

For the three months ended March 31, 2021, the Company reported a gain of $24,824 on the Morphic investment. For the three months ended March 31, 2020, the Company reported a loss of $2,071 on the Morphic investment. As of March 31, 2021 and December 31, 2020, the carrying value of the Company’s investment in Morphic was $52,837 and $28,013, respectively.

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

In connection with the Petra merger, the Company also received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company does not exercise significant influence over Ravenna and, as such, the Company has recorded its investment in Ravenna as a non-marketable equity security. As of each of March 31, 2021 and December 31, 2020, the carrying value of non-marketable equity securities was $94.

In July 2020, Relay successfully completed an initial public offering. The Company accounts for its investment in Relay at fair value based on the share price of Relay’s common stock at the measurement date. In January 2021, the Company disposed of its equity stake in Relay for aggregate consideration of $15,735, resulting in a loss of $1,821 for the three months ended March 31, 2021. There was no gain or loss on the Relay investment for the three months ended March 31, 2020, as Relay was not a public company during this period. As of December 31, 2020, the carrying value of the Company’s investment in Relay was $17,556.

(12)	Related Party Transactions
(a)	D. E. Shaw

For the three months ended March 31, 2021 and 2020, the Company licensed technology and purchased services for $2,249 and $1,565, respectively, from companies controlled by David E. Shaw and/or affiliates of companies controlled by David E. Shaw (the “D. E. Shaw entities”), stockholders of the Company. In addition, D. E. Shaw entities purchased certain products and services from, and provided cost reimbursements to, the Company totaling $20 and $28 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had net payables of $3,044 and $3,464, respectively, to D.E. Shaw entities.

(b)	Board Member

For the three months ended March 31, 2021 and 2020, the Company paid consulting fees of $95 and $127, respectively, to a member of its board of directors.

(c)	Bill and Melinda Gates Foundation

For the three months ended March 31, 2021 and 2020, the Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust (“BMGFT”), a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $730 and $778 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had net receivables of $220 and $543, respectively, due from the Bill & Melinda Gates Foundation.

(13)	Segment Reporting

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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2021	2020
Segment revenues:
Software	$26,340	$23,812
Drug discovery	5,787	2,362
Total segment revenues	$32,127	$26,174
Segment gross profit:
Software	$20,434	$19,811
Drug discovery	(4,270)	(4,186)
Total segment gross profit	16,164	15,625
Unallocated:
Research and development	(21,448)	(13,700)
Sales and marketing	(5,239)	(4,789)
General and administrative	(13,389)	(8,936)
Loss on equity investments	(1,781)	—
Change in fair value	24,824	(3,079)
Interest income	420	699
Income tax expense	(74)	(91)
Consolidated net loss	$(523)	$(14,271)

The following table sets forth revenues by geographic area for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
United States	$16,905	$13,486
Europe	10,545	8,281
Japan	1,535	1,970
Rest of World	3,142	2,437
	$32,127	$26,174

(14)	Subsequent Events

On April 5, 2021, the Company entered into an office lease agreement (the “Lease”) for approximately 108,849 square feet of office space located at 1540 Broadway, New York, New York for its corporate headquarters.

Under the terms of the Lease, subject to specified exceptions, including an initial 16 month rent abatement period (the “Rent Abatement Period”), the Company will pay an initial annual base rent of (i) $7,619, or $635 per month, for the first 60 months following the Rent Abatement Period, (ii) $8,273, or $689 per month, for months 61 through 120 following the Rent Abatement Period, and (iii) $8,926, or $744 per month, for months 121 through 180 following the Rent Abatement Period. In addition, the Company has agreed to pay its proportionate share of the landlord’s annual operating expenses associated with the premises in excess of certain base year thresholds, calculated as set forth in the Lease.

The term of the Lease will continue until January 1, 2038, subject to specified adjustments.

On May 6, 2021, the Company entered into an amendment to its office lease in Portland, Oregon (the "Amendment") for 8,537 square feet of additional office space in Portland, Oregon. Under the terms of the Amendment, the Company will pay an additional base rent of approximately $23 per month with a 3% annual rental escalation. The term of the Amendment continues until September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding payments and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The collaboration includes HIF-2 alpha and SOS1/KRAS, which are two of our internal pipeline programs. Under the terms of the agreement, we received an upfront payment of $55.0 million, and we are eligible to receive up to $2.7 billion in total milestone payments across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Collaboration and License Agreement” in Note 3 to our condensed consolidated financial statements for additional information relating to this agreement.

We generated revenue of $32.1 million and $26.2 million during the three months ended March 31, 2021 and 2020, respectively, representing year-over-year growth of 23%. Our net loss attributable to Schrödinger common stockholders and limited common stockholders was $0.0 million and $13.8 million for the three months ended March 31, 2021 and 2020, respectively.

Business Impact of COVID-19 Pandemic

In order to safeguard the health of our employees in light of the COVID-19 pandemic, in early March 2020 we implemented a company-wide work-from-home policy. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. Our re-openings are being conducted on a limited basis and are voluntary for all of our employees. We have continued to phase-in the re-opening of our offices as our management and federal, state, or local authorities advise, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests.

We did not see material impacts to our business from the COVID-19 pandemic during the three months ended March 31, 2021 and 2020. While we do not expect the COVID-19 pandemic to have future material impacts on our business, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the COVID-19 pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases. In addition, due to the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our drug discovery programs, the COVID-19 pandemic could delay the progress of certain programs, particularly ones that are in clinical studies or preparing to enter clinical studies. Delays in these programs could result in delays in achieving milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

Management is actively monitoring the COVID-19 pandemic and its possible effects on our financial condition, liquidity, operations, customers, contractors, and workforce. For additional information on risks posed by the COVID-19 pandemic, please see Part II, Item 1A.“Risk Factors –A widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs,” included elsewhere in this Quarterly Report.

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

Professional services. Professional services, such as training, technical setup, installation or modeling services, where we use our software to perform tasks such as virtual screening and homology modeling on behalf of our customers, generally are not related to the functionality of our software and are recognized as revenue when resources are consumed. Since each professional services agreement represents a unique, ad hoc engagement, professional services revenue may fluctuate from period to period.

Contribution. Contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC. The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement.  Revenue was recognized upon execution of the agreement when invoiced in accordance with Accounting Standard Codification, or ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction. We expect revenue to be recognized on the first and second anniversary of this agreement.

Drug Discovery Revenue

We currently generate drug discovery revenue from discovery collaboration arrangements, including research funding payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from entering into collaborations or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $2.4 million is included in our drug discovery revenue for the three months ended March 31, 2021. However, we expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

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

Loss on Equity Investments

Loss on equity investments consists of realized losses on the sale of equity investments offset by any realized gains in the form of cash distributions received from our equity investments.

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair value of our equity investments, including Nimbus Therapeutics, Inc., Relay Therapeutics, Inc., or Relay, and Morphic Holding, Inc., or Morphic. We remeasure our investments at each period end.

In January 2021, we disposed of our equity stake in Relay for aggregate consideration of $15.7 million.

We expect that fair value gains and losses may fluctuate significantly in future periods.

Interest Income

Interest income consists of interest earned on our cash equivalents and marketable securities.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our unaudited results of operations data for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)
Revenues:
Software products and services	$26,340	$23,812	$2,528	11%
Drug discovery	5,787	2,362	3,425	145%
Total revenues	32,127	26,174	5,953	23%
Cost of revenues:
Software products and services	5,906	4,001	1,905	48%
Drug discovery	10,057	6,548	3,509	54%
Total cost of revenues	15,963	10,549	5,414	51%
Gross profit	16,164	15,625	539	3%
Operating expenses:
Research and development	21,448	13,700	7,748	57%
Sales and marketing	5,239	4,789	450	9%
General and administrative	13,389	8,936	4,453	50%
Total operating expenses	40,076	27,425	12,651	46%
Loss from operations	(23,912)	(11,800)	(12,112)	103%
Other (expense) income:
Loss on equity investments	(1,781)	—	(1,781)
Change in fair value	24,824	(3,079)	27,903
Interest income	420	699	(279)
Total other income (expense)	23,463	(2,380)	25,843
Loss before income taxes	(449)	(14,180)	13,731
Income tax expense	74	91	(17)
Net loss	(523)	(14,271)	13,748
Net loss attributable to noncontrolling interest	(494)	(445)	(49)
Net loss attributable to Schrödinger stockholders	$(29)	$(13,826)	$13,797

Revenues

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)
Revenues:
On-premise software	$17,355	$15,600	$1,755	11%
Hosted software	2,600	2,133	467	22%
Software maintenance	4,105	3,537	568	16%
Professional services	2,280	2,542	(262)	-10%
Total software products and services	26,340	23,812	2,528	11%
Drug discovery	5,787	2,362	3,425	145%
Total revenues	$32,127	$26,174	$5,953	23%

On-premise software. The increase in revenues for on-premise software was primarily attributable to the timing of revenue for customer renewals and multi-year agreements, in addition to increased sales from existing and new customers during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

Hosted software. The increase in hosted software revenues for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was due to increased spend from existing hosted customers, as well as new customers purchasing hosted software subscriptions, for which revenue is recognized over time.

Software maintenance. The increase in revenues for software maintenance for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to the increase in on-premise software sales during prior periods, for which software maintenance revenue is recognized over time.

Professional services. The decrease in revenues from professional services for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to timing of technology services, for which revenue is recognized as services are performed.

Contributions. There was no contribution revenue for the three months ended March 31, 2021 and March 31, 2020.

Drug discovery. The increase in revenues for drug discovery was primarily due to the BMS collaboration services that began in November 2020, the timing and amount of collaboration milestones achieved, as well as research funding received during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Cost of Revenues

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)
Cost of revenues:
Software products and services	$5,906	$4,001	$1,905	48%
Gross margin	78%	83%
Drug discovery	10,057	6,548	3,509	54%

Software products and services. The increase in cost of revenues for software products and services during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was attributable to increases of approximately $1.6 million in personnel-related expenses, approximately $0.2 million in cloud computing expenses, and approximately $0.1 million in royalty expenses.

Software products and services gross margin. The decrease in software gross margin during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 reflects our investment to support the rollout of large-scale deployments of our platform.

Drug discovery. The increase in cost of revenues for drug discovery during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was due to an approximately $2.3 million increase in CRO costs associated with the expansion and progression of collaboration drug discovery programs, an approximately $1.3 million increase in personnel-related expenses, an approximately $0.2 million increase in cloud computing expenses, which was offset by decreases of approximately $0.2 million in royalty expenses and approximately $0.1 million in other expenses.

Research and Development Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)
Research and development	$21,448	$13,700	$7,748	57%

The increase in research and development expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, was due to an approximately $4.1 million increase in personnel-related expenses, an approximately $3.3 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, and an approximately $0.4 million increase in cloud computing expenses.

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)
Sales and marketing	$5,239	$4,789	$450	9%

The increase in sales and marketing expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was attributable to an approximately $1.1 million increase in personnel-related expenses, offset by an approximately $0.6 million decrease in travel and marketing expense due to COVID-19.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2021	2020	$	%
	(in thousands)
General and administrative	$13,389	$8,936	$4,453	50%

The increase in general and administrative expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was attributable to an increase of approximately $3.5 million in personnel-related expenses and an increase of approximately $1.0 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure.

Loss on Equity Investments

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Loss on equity investments	$(1,781)	$-	$(1,781)

The loss on equity investments during the three months ended March 31, 2021 was primarily due to the realized loss on the disposal of our equity stake in Relay.

Change in Fair Value

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Change in fair value	$24,824	$(3,079)	$27,903

The change in fair value during the three months ended March 31, 2021 was due to a gain on our investment in Morphic of $24.8 million. The change in fair value during the three months ended March 31, 2020 was due to a $2.1 million loss on our investment in Morphic and a $1.0 million loss on our equity investment in Nimbus.

Interest Income

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Interest income	$420	$699	$(279)

Interest income decreased during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to a significant reduction in interest rates, partially offset by higher investment portfolio balances resulting from the proceeds of our initial public offering in February 2020 and our follow-on public offering in August 2020.

Income Tax Expense

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Income tax expense	$74	$91	$(17)

Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense represents our income tax obligations in certain foreign jurisdictions in which we conduct business.

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference into this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the three months ended March 31, 2021.

Liquidity and Capital Resources

Historically we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future. We have not maintained profitability and may never become profitable in the future. As of March 31, 2021, we had an accumulated deficit of $129.6 million. Our operating cash flows are impacted by the magnitude and timing of our software sales and by the magnitude and timing of our drug discovery milestone achievements and research funding fees. Our primary use of cash is to fund operating expenses, which consist of research and development, sales and marketing, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay operating expenses to vendors and collect amounts due from customers and collaborators, which is reflected in changes in our operating assets and liabilities, including accounts payable, accrued expenses, prepaid expenses, deferred revenue, and accounts receivable.

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

On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale.  As of March 31, 2021, no securities have been sold under the Form S-3.

As of March 31, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $649.0 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards capital preservation and liquidity.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(10,921)	$(5,778)
Net cash used in investing activities	(61,909)	(87,913)
Net cash provided by financing activities	3,656	212,454
Net (decrease) increase in cash and cash equivalents and restricted cash	$(69,174)	$118,763

Operating activities

During the three months ended March 31, 2021, operating activities used approximately $10.9 million of cash, primarily due to a $24.8 million non-cash gain from changes in fair value, partially offset by $7.7 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs, $1.8 million of non-cash loss on equity investments, and approximately $0.5 million due to net loss. Changes in our operating assets and liabilities provided cash of approximately $4.9 million.

During the three months ended March 31, 2020, operating activities used approximately $5.8 million of cash, primarily resulting from net loss of $14.3 million, partially offset by $3.2 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs, and a $3.6 million non-cash loss from changes in fair value. Changes in our operating assets and liabilities provided cash of approximately $1.9 million.

Investing activities

During the three months ended March 31, 2021, investing activities used approximately $61.9 million of cash, consisting of $77.2 million used for purchases of marketable securities, net of maturities, and $0.7 million used for purchases of property and equipment, partially offset by $15.8 million provided by the sale of our equity stake in Relay.

During the three months ended March 31, 2020, investing activities used approximately $87.9 million of cash, consisting of $84.2 million used for purchases of marketable securities, net of maturities, $2.9 million used for the purchase of additional shares of Nimbus, and $0.8 million used for purchases of property and equipment.

Financing activities

During the three months ended March 31, 2021, financing activities provided approximately $3.7 million of cash attributable to proceeds received upon stock option exercises.

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

In addition, with respect to our internal programs, as part of our strategy we may choose to enter into collaborations or pursue out-licensing arrangements when we believe it will help maximize the commercial value of any such program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. Under the terms of the agreement, we received an upfront payment of $55 million from BMS, and we are eligible to receive up to $2.7 billion in total milestone payments from BMS across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. However, under this agreement and any other future arrangements, the potential amounts we may be entitled to and the likelihood and timing of such payments, including at what stage of discovery or development we may choose to pursue such arrangements, is uncertain.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$10,761	$3,630	$5,199	$1,913	$19

(1)

Operating lease obligations consist of our continuing rent obligations through January 2029, primarily for our principal offices located in New York, New York and Portland, Oregon, which expire in August 2021 and August 2026, respectively.

In December 2020, we entered a five-year agreement with a third party cloud provider for compute power. The agreement contains a minimum payment obligation, which totals $60 million over the five years after the date we entered into the new agreement. These amounts are not included in the table above because there is not an annual commitment.

In April 2021, we entered into an office lease agreement, or the Lease, with SPUSV5 1540 Broadway, LLC,, or the Landlord, pursuant to which we will lease approximately 108,849 square feet of office space located at 1540 Broadway, New York, New York for our corporate headquarters. Under the terms of the Lease, subject to specified exceptions, including an initial 16 month rent abatement period, or the Rent Abatement Period, we will pay an initial annual base rent of (i) $7.6 million, or $0.6 million per month, for the first 60 months following the Rent Abatement Period, (ii) $8.3 million, or $0.7 per month, for months 61 through 120 following the Rent Abatement Period, and (iii) $8.9 million, or $0.7 million per month, for months 121 through 180 following the Rent Abatement Period. In addition, we have agreed to pay our proportionate share of the Landlord’s annual operating expenses associated with the premises in excess of certain base year thresholds, calculated as set forth in the Lease. The term of the Lease will continue until January 1, 2038, subject to specified adjustments. These amounts are not included in the table above as the Lease was entered into subsequent to March 31, 2021.

In May 2021, we entered into an amendment to our office lease in Portland, Oregon, or the Amendment, for 8,537 square feet of additional office space. Under the terms of the Amendment, we will pay an additional base rent of approximately $23 thousand per month with a 3% annual rental escalation. The term of the Amendment continues until September 30, 2026. These amounts are not included in the table above as the Amendment was entered into subsequent to March 31, 2021.

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

Emerging Growth Company Status

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

We may use these provisions until December 31, 2025. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to December 31, 2025.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on March 4, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of significant operating losses. Our net loss attributable to Schrödinger common stockholders and limited common stockholders for the three months ended March 31, 2021 and 2020 was $0.0 million and $13.8 million, respectively. Our net losses for the years ended December 31, 2020 and December 31, 2019 were $26.6 million and $25.7 million, respectively. As of March 31, 2021, we had an accumulated deficit of $129.6 million.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs, and we have not yet advanced any of our drug discovery programs past the discovery stage and into investigational new drug, or IND, enabling studies or human clinical trials. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Achieving success in drug development will require us or our current or future collaborators to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing, and selling any products for which we or they may obtain regulatory approval. We and most of our current drug discovery collaborators are only in the preliminary stages of most of these activities. We and they may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve and sustain profitability, or even if our collaborators do, we may not receive option fees, milestone payments, or royalties from them that are significant enough for us to achieve and sustain profitability. Because of the intense competition in the market for our software solutions and the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict when, or if, we will be able to achieve or sustain profitability.

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 23% from $26.2 million in the three months ended March 31, 2020 to $32.1 million in the three months ended March 31, 2021, and increased by 26% from $85.5 million in the fiscal year ended December 31, 2019 to $108.1 million in the fiscal year ended December 31, 2020. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our internal drug discovery programs, initiate preclinical and IND-enabling studies and invest in the further development of our platform. In addition, if we determine to advance any of our drug discovery programs into clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company.

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

As of March 31, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $649.0 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2020. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include the estimated variable consideration included in the transaction price in our contracts with customers, stock-based compensation, and valuation of our equity investments in early-stage biotechnology companies. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our common stock.

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

Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have not yet advanced any product candidates into IND-enabling studies, and we may fail to identify potential product candidates for clinical development. We have only recently declared our first development candidate, which is for our MALT1 inhibitor program. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.

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

For the three months ended March 31, 2021 and the year ended December 31, 2020, sales to customers outside of the United States accounted for approximately 47% and 44% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, state, local, federal, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers and collaborators. In early March 2020, we implemented a work-from-home policy for all of our employees. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. Our re-openings have begun on a limited basis and are voluntary for all of our employees. We have continued to phase-in the re-opening of our offices as our management and federal, state, or local authorities advise, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will continue to as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential or current customers and collaborators, or other decreases in productivity that could seriously harm our business.

The full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. For instance, if certain of our customers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they may decrease their spending, which may result in decreased software revenue. Furthermore, as a result of the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events has been hampered.

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

Regulatory guidance under the 2017 Tax Act, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. It is also possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted. Any such legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the FFCR Act, the CARES Act, and the CAA.

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

We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see “Item 1. Business—License Agreements with Columbia University” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.

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

As of May 5, 2021, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 32.7% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 41.4% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price has been, and is likely to continue to be volatile. Since our initial public offering in February 2020 and through May 5, 2021, the intraday price of our common stock has fluctuated from a low of $25.50 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

•	our investment in, and the success of, our software solutions;
•	the success of our research and development efforts for our internal drug discovery programs;
•	initiation and progress of preclinical studies and clinical trials for any product candidates that we may develop;
•	results of or developments in preclinical studies and clinical trials of any product candidates we may develop or those of our competitors or potential collaborators;
•	the success of our drug discovery collaborators and any milestone or other payments we receive from such collaborators;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	the recruitment or departure of key personnel;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	guidance or announcements by us with respect to our anticipated financial or operational performance;
•	sales of common stock by us, our executive officers, directors or principal stockholders, or others, or the anticipation of such sales;
•	market conditions in the biopharmaceutical sector;
•	general economic, industry, and market conditions;
•	the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic; and
•	the other factors described in this “Risk Factors” section.

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

We have released, and may in the future release, guidance in our annual or quarterly earnings conference calls, annual or quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of such guidance. Our guidance, which includes forward-looking statements, is based on projections prepared by our management. Neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. The principal reason that we have released, and would continue to release, guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying any guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of May 5, 2021, we had outstanding 61,340,937 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

We have also filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale.   Moreover, certain holders of our common stock and our limited common stock have rights, subject to specified conditions, to include their shares in registration statements that we may file for ourselves or other stockholders and may require us to file Form S-3 registration statements covering their shares.

We also have filed registration statements on Forms S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under the registration statement on Form S-8 are available for sale in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amended and Restated Director Compensation Policy	10-K	001-39206	10.7	3/4/2021
10.2	2021 Inducement Equity Incentive Plan	10-K	001-39206	10.38	3/4/2021
10.3	Nonstatutory Stock Option Agreement under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.39	3/4/2021
10.4	Restricted Stock Unit Agreement for U.S. Participants under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.40	3/4/2021
10.5	Restricted Stock Unit Agreement for Non-U.S. Participants under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.41	3/4/2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

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

Schrödinger, Inc.

Date: May 11, 2021	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Joel Lebowitz
Chief Financial Officer (Principal Financial Officer)