Form 10-Q
period 2021-06-30
Schrodinger, Inc.
filed 2021-08-12
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, the registrant had 61,574,088 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (Unaudited)	5
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021 and 2020 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2021 and 2020 (Unaudited)	7
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021 and 2020 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72

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

•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;

•	the potential advantages of our drug discovery programs;

•	the rate and degree of market acceptance of our software solutions;

•	the potential impact of the COVID-19 pandemic on our business, operations, liquidity and prospects;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our estimates regarding the potential market opportunity for our software solutions and any product candidate we or any of our collaborators may in the future develop;

•	our marketing capabilities and strategy;

•	our intellectual property position;

•	our ability to identify technologies with significant commercial potential that are consistent with our commercial objectives;

•	our expectations related to the use of our cash, cash equivalents, and marketable securities;

•	our expectations related to the key drivers of our performance;

•	the impact of government laws and regulations;

•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing products, technologies, or therapies that are or become available;

•	our ability to maintain and establish collaborations or obtain additional funding; and

•	our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel.

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

•

We may not be successful in our efforts to identify, discover or develop product candidates and may fail to capitalize on programs, collaborations, or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

Assets	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$117,699	$202,296
Restricted cash	3,000	500
Marketable securities	495,892	440,395
Accounts receivable, net of allowance for doubtful accounts of $110 and $60	21,359	31,423
Unbilled and other receivables, net for allowance for unbilled receivables of $20 and $0	4,545	3,955
Prepaid expenses	7,293	4,409
Total current assets	649,788	682,978
Property and equipment, net	6,985	5,140
Equity investments	49,713	45,664
Right of use assets	7,466	10,129
Other assets	3,382	2,352
Total assets	$717,334	$746,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,960	$8,398
Accrued payroll, taxes, and benefits	10,540	12,000
Deferred revenue	44,069	45,403
Lease liabilities	2,520	4,543
Other accrued liabilities	7,289	2,861
Total current liabilities	70,378	73,205
Deferred revenue, long-term	34,457	41,164
Lease liabilities, long-term	6,428	7,221
Other liabilities, long-term	300	654
Total liabilities	111,563	122,244
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 61,553,610 and 60,713,534 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	616	607
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	92	92
Additional paid-in capital	769,199	752,558
Accumulated deficit	(164,232)	(129,559)
Accumulated other comprehensive income	76	317
Total stockholders’ equity of Schrödinger stockholders	605,751	624,015
Noncontrolling interest	20	4
Total stockholders’ equity	605,771	624,019
Total liabilities and stockholders’ equity	$717,334	$746,263

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Software products and services	$24,052	$20,900	$50,392	$44,712
Drug discovery	5,732	2,192	11,519	4,554
Total revenues	29,784	23,092	61,911	49,266
Cost of revenues:
Software products and services	5,641	3,862	11,547	7,863
Drug discovery	12,163	5,647	22,220	12,195
Total cost of revenues	17,804	9,509	33,767	20,058
Gross profit	11,980	13,583	28,144	29,208
Operating expenses:
Research and development	21,092	16,657	42,540	30,357
Sales and marketing	5,380	4,362	10,619	9,151
General and administrative	15,850	9,651	29,239	18,587
Total operating expenses	42,322	30,670	82,398	58,095
Loss from operations	(30,342)	(17,087)	(54,254)	(28,887)
Other (expense) income:
Gain (loss) on equity investments	—	4,156	(1,781)	4,156
Change in fair value	(4,918)	8,359	19,906	5,280
Interest income	357	570	777	1,269
Total other (expense) income	(4,561)	13,085	18,902	10,705
Loss before income taxes	(34,903)	(4,002)	(35,352)	(18,182)
Income tax expense	67	64	141	155
Net loss	(34,970)	(4,066)	(35,493)	(18,337)
Net loss attributable to noncontrolling interest	(326)	(716)	(820)	(1,161)
Net loss attributable to Schrödinger common and limited common stockholders	$(34,644)	$(3,350)	$(34,673)	$(17,176)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.49)	$(0.05)	$(0.49)	$(0.33)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	70,582,062	63,296,366	70,328,254	51,981,647

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss attributable to Schrödinger common and limited common stockholders	$(34,644)	$(3,350)	$(34,673)	$(17,176)
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(1)	1,169	(241)	711
Comprehensive loss	$(34,645)	$(2,181)	$(34,914)	$(16,465)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

																	Accumulated		Total
	Series E preferred		Series D preferred		Series C preferred		Series B preferred		Series A preferred				Limited common		Additional		other	Non	stockholders’
	stock		stock		stock		stock		stock		Common stock		stock		paid-in	Accumulated	comprehensive	controlling	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	(deficit)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	60,713,534	$607	9,164,193	$92	$752,558	$(129,559)	$317	$4	$624,019
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(240)	—	(240)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	587,141	6	—	—	3,650	—	—	—	3,656
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,366	—	—	—	4,366
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	498	498
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(494)	(523)
Balance at March 31, 2021	—	—	—	—	—	—	—	—	—	—	61,300,675	613	9,164,193	92	760,574	(129,588)	77	8	631,776
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	252,935	3	—	—	1,609	—	—	—	1,612
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,016	—	—	—	7,016
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	338	338
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,644)	—	(326)	(34,970)
Balance at June 30, 2021	—	—	—	—	—	—	—	—	—	—	61,553,610	616	9,164,193	92	769,199	(164,232)	76	20	605,771

Balance at December 31, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	6,121,821	$61	—	$—	$11,655	$(105,096)	$16	$41	$(93,323)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(458)	—	(458)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	57,581	1	—	—	176	—	—	—	177
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,775	—	—	—	1,775
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	435	435
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,826)	—	(445)	(14,271)
Balance at March 31, 2020	—	—	—	—	—	—	—	—	—	—	50,122,938	501	13,164,193	132	414,248	(118,922)	(442)	31	295,548
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,169	—	1,169
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	16,701	—	—	—	55	—	—	—	55
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,729	—	—	—	2,729
Contributions by non-controlling interest											—	—	—	—	—	—	—	712	712
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,350)	—	(716)	(4,066)
Balance at June 30, 2020	—	—	—	—	—	—	—	—	—	—	50,139,639	501	13,164,193	132	417,032	(122,272)	727	27	296,147

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(35,493)	$(18,337)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss (gain) on equity investments	1,781	(4,156)
Noncash revenue from equity investments	(11)	(169)
Fair value adjustments	(19,906)	(5,280)
Depreciation	1,614	1,758
Stock-based compensation	11,382	4,504
Noncash research and development expenses	811	1,147
Noncash investment accretion	2,343	(205)
Loss on disposal of property and equipment	19	—
Decrease (increase) in assets:
Accounts receivable, net	10,064	4,827
Unbilled and other receivables	(925)	4,126
Reduction in the carrying amount of right of use assets	2,663	2,622
Prepaid expenses and other assets	(3,914)	(447)
Increase (decrease) in liabilities:
Accounts payable	(2,489)	1,999
Accrued payroll, taxes, and benefits	(1,460)	(1,277)
Deferred revenue	(8,030)	(1,973)
Lease liabilities	(2,816)	(2,634)
Other accrued liabilities	4,074	(1,334)
Net cash used in operating activities	(40,293)	(14,829)
Cash flows from investing activities:
Purchases of property and equipment	(3,427)	(1,327)
Purchases of equity investments	(1,700)	(2,869)
Distribution from equity investment	375	4,582
Proceeds from sale of equity investments	15,735	—
Purchases of marketable securities	(222,725)	(177,694)
Proceeds from maturity of marketable securities	164,645	64,808
Net cash used in investing activities	(47,097)	(112,500)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	—	211,491
Issuances of common stock upon stock option exercises	5,268	232
Contribution by noncontrolling interest	25	—
Net cash provided by financing activities	5,293	211,723
Net (decrease) increase in cash and cash equivalents and restricted cash	(82,097)	84,394
Cash and cash equivalents and restricted cash, beginning of period	202,796	26,486
Cash and cash equivalents and restricted cash, end of period	$120,699	$110,880

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$224	$149
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment	51	—
Acquisitions of right of use assets in exchange for lease obligations	—	1,778
Reclassification of deferred financing costs to additional paid in capital	—	1,858

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2021 and 2020

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

Restricted cash consists of letters of credit held with the Company’s financial institution related to facility leases and is classified as current in the Company’s balance sheets based on the maturity of the underlying letter of credit.
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

As of June 30, 2021, three customers accounted for 23%, 23% and 10% of total accounts receivable, respectively. As of December 31, 2020, two customers accounted for 17% and 14% of total accounts receivable, respectively. One customer accounted for 13% and 11% of total revenue during the three and six months ended June 30, 2021, respectively, and no customers accounted for more than 10% of total revenue during the three and six months ended June 30, 2020.
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

In the normal course of business, the Company has entered, and may continue to enter, into collaboration agreements with private companies to perform drug design services for such companies in exchange for equity ownership stakes in such companies. If it is determined that the Company has control over the investee, the investee is consolidated in the financial statements. If the investee is consolidated with the Company and less than 100% of the equity is owned by the Company, the Company will present non-controlling interest to represent the portion of the investee owned by other investors. If it is determined that the Company does not have control over the investee, the Company evaluates the investment for the ability to exercise significant influence.

Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with Accounting Standards Codification (“ASC”) Topic 323, Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost minus impairment in accordance with ASC Topic 321, Equity Securities.

For further information regarding the Company’s equity investments, see Note 4, Fair Value Measurements, Note 9, Noncontrolling Interest, and Note 11, Equity Investments.

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

For the calculation of diluted net loss, net income attributable to common and limited common stockholders for basic net loss is adjusted by the effect of dilutive securities, including awards under the Company’s equity compensation plans. Diluted net loss per share attributable to common and limited common stockholders is computed by dividing the resulting net loss attributable to common and limited common stockholders by the weighted-average number of fully diluted shares of common and limited common stock outstanding. For purposes of this calculation, stock options are considered common stock equivalents but have been excluded from the calculation of net loss per share attributable to common and limited stockholders as their effect is anti-dilutive. For the three and six months ended June 30, 2021 and 2020, the computation of basic and diluted net loss per share is presented on a combined basis for common stock and limited common stock because the results are identical.
(3)	Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time.

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Software products and services – point in time	51.9%	53.1%	53.0%	56.7%
Software products and services – over time	28.8	37.4	28.4	34.1
Drug Discovery – point in time	4.3	3.3	2.1	1.5
Drug Discovery – over time	15.0	6.2	16.5	7.7

(a)	Software Products and Services

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

The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
On-premise software	$14,452	$11,105	$31,807	$26,704
Hosted software	2,704	2,312	5,304	4,446
Software maintenance	4,176	3,551	8,281	7,088
Professional services	1,720	2,932	4,000	5,474
Revenue from contracts with customers	23,052	19,900	49,392	43,712
Contribution	1,000	1,000	1,000	1,000
Total software revenue	$24,052	$20,900	$50,392	$44,712

(b)	Contribution Revenue

The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company received $1,000 in connection with its entry into the agreement in the second quarter of 2020, and $1,000 in the second quarter of 2021 on the first anniversary of its entry into the agreement. The Company is also entitled to receive an additional $1,000 payment on or around the second anniversary of the agreement, subject to the Company providing certain progress reports to the Trustees of Columbia University in the City of New York. As of June 30, 2021, the Company had no deferred revenue balance related to this agreement.

(c)	Drug Discovery

Revenue from drug discovery and collaboration services contracts is recognized either over time, typically by using costs incurred or hours expended to measure progress, or at a point in time based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration and milestone payments. The Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. As of June 30, 2021 and 2020, milestones not yet achieved that were determined to be probable of achievement totaled zero and $750, respectively, and zero and $309 of those milestones were recognized as revenue for the six months ended June 30, 2021 and 2020.

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

Under the terms of the agreement, BMS paid the Company an initial upfront fee payment of $55,000. The Company also is entitled to receive up to $2,700,000 in total milestone payments across all potential targets, consisting of: a) up to $585,000 in milestone payments per oncology target, including $360,000 in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225,000 in the aggregate for the achievement of certain specified commercial milestones; and b) up to $482,000 in milestone payments per neurology and immunology target, including $257,000 in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225,000 in the aggregate for the achievement of certain specified commercial milestones.

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

During the three and six months ended June 30, 2021, the Company recognized $3,277 and $5,660, respectively, associated with the agreement based on the research activities performed subsequent to the contract start date. As of June 30, 2021, there was $48,352 of deferred revenue related to the agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed.

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

Contract balances were as follows:

	As of June 30,	As of December 31,
	2021	2020
Contract assets	$4,594	$3,589
Deferred revenue, short-term:
Software products and services	23,929	28,218
Drug discovery	20,140	17,185
Deferred revenue, long-term:
Software products and services	2,859	1,976
Drug discovery	31,598	39,188

For the three and six months ended June 30, 2021 and 2020, respectively, the Company recognized $14,780, $27,676, $10,619, and $18,639 of revenue that was included in deferred revenue at the end of the preceding period. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 56% of its June 30, 2021 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $25,197 as of June 30, 2021.

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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of June 30, 2021 and December 31, 2020. The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$495,892	$—	$495,892
Equity investments	47,919	—	—	47,919
Total	$47,919	$495,892	$—	$543,811

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$440,395	$—	$440,395
Equity investments	45,570	—	—	45,570
Total	$45,570	$440,395	$—	$485,965

Fair value of the Company’s investment in Nimbus Therapeutics, LLC (“Nimbus”), classified as Level 3 in the fair value hierarchy, was determined under the hypothetical liquidated book value method (“HLBV method”), as further described in Note 11, Equity Investments. Significant unobservable inputs used under the HLBV method include Nimbus’ annual financial statements and the Company’s respective liquidation priority. The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2019	$108
Cash contributions	2,869
Unrealized loss	(1,008)
As of March 31, 2020	1,969
Unrealized loss	(1,969)
As of December 31, 2020	$—

The carrying value of the Company’s equity investment in Nimbus was zero at June 30, 2021 and December 31, 2020.

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the six months ended June 30, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 11, Equity Investments, for further information.

(5)	Commitments and Contingencies
(a)	Leases

The Company leases office space under operating leases that expire at various dates through 2029. The Company has elected the package of practical expedients under the transition guidance of Topic 842, Leases, to exclude short-term leases from the balance sheet and to combine lease and non-lease components.

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

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of June 30, 2021, the remaining weighted average lease term was 4 years.

On April 5, 2021, the Company entered into an office lease agreement (the “Lease”) for approximately 108,849 square feet of office space located at 1540 Broadway, New York, New York for its corporate headquarters.

Under the terms of the Lease, subject to specified exceptions, including an initial 16 month rent abatement period (the “Rent Abatement Period”), the Company will pay an initial annual base rent of (i) $7,619, or $635 per month, for the first 60 months following the Rent Abatement Period, (ii) $8,273, or $689 per month, for months 61 through 120 following the Rent Abatement Period, and (iii) $8,926, or $744 per month, for months 121 through 180 following the Rent Abatement Period. In addition, the Company has agreed to pay its proportionate share of the landlord’s annual operating expenses associated with the premises in excess of certain base year thresholds, calculated as set forth in the Lease. The Company estimates that the lease commencement date will occur during the three months ending September 30, 2021.

The term of the Lease will continue until January 1, 2038, subject to specified adjustments.

On May 6, 2021, the Company entered into an amendment to its office lease in Portland, Oregon (the "Amendment") for 8,537 square feet of additional office space in Portland, Oregon. Under the terms of the Amendment, the Company will pay an additional base rent of approximately $23 per month with a 3% annual rental escalation. The term of the Amendment continues until September 30, 2026. The Company estimates that the lease commencement date will occur during the three months ending September 30, 2021.

Variable and short-term lease costs were immaterial for the six months ended June 30, 2021. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease costs	$1,417	$1,449	$2,887	$2,955
Cash paid for operating leases	1,518	1,518	2,914	2,960

Maturities of operating lease liabilities as of June 30, 2021 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2021	$1,674
2022	1,853
2023	1,721
2024	1,738
2025	1,320
Thereafter	954
Total future minimum lease payments	9,260
Less: imputed interest	(312)
Present value of future minimum lease payments	8,948
Less: current portion of operating leases payments	(2,520)
Lease liabilities, long-term	$6,428

(b)	Legal Matters

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

For the three and six months ended June 30, 2021 and 2020, the Company’s income tax expense was $67, $141, $64, and $155, respectively. For the three and six months ended June 30, 2021, the difference between the effective rate and the statutory rate is primarily attributed to the change in the valuation allowance against net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of June 30, 2021, the Company had $1,181 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At June 30, 2021, the Company’s statutes of limitations are open for all federal and state years filed after the year ended December 31, 2015 and 2014, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through March 31, 2021 and determined that such an ownership change has occurred. There was no material impact to the financial statements due to this ownership change.
(7)	Stockholders’ Equity
(a)	Common Stock

As of June 30, 2021, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.

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

As of June 30, 2021, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.

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

As of June 30, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)	Stock-Based Compensation

Stock Incentive Plans

As of June 30, 2021, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), and the 2021 Inducement Equity Incentive Plan (the "2021 Plan”) (together, the “Plans”). The 2020 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, consultants or advisors.

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

During the three and six months ended June 30, 2021 and 2020, 252,935, 840,076, 16,701, and 74,282 options under the Plans were exercised for total proceeds of $1,612, $5,268, $55, and $232 respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2021 and 2020 were calculated using an average of historical exercises. Estimated volatility for the six months ended June 30, 2021 and 2020 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

As of June 30, 2021 and December 31, 2020, there were 2,367,668 and 2,168,706 shares available for grant under the Plans. Following are the weighted average valuation assumptions used for options:

	Six Months Ended June 30,
	2021	2020
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	59%	60%
Expected term (years)	4.66	4.49
Risk-free interest rate	0.68%	1.44%

The following table presents classification of stock-based compensation expense within the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of sales	$1,120	$305	$1,776	$558
Research and development	1,925	822	3,153	1,330
Sales and marketing	362	116	580	208
General and administrative	3,609	1,486	5,873	2,408
Total stock-based compensation	$7,016	$2,729	$11,382	$4,504

The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2021 and 2020 was $35.57, $47.47, $22.22, and $8.59, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2021 and 2020 was $16,036, $59,113, $780, and $2,011, respectively.

As of June 30, 2021, there was $90,743 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 3.28 years. The fair value of shares vested during the three and six months ended June 30, 2021 and 2020 was $3,405, $12,867, $680, and $1,893, respectively.
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

In October 2018, Faxian Therapeutics, LLC (“Faxian”) was formed in the United States. In April 2019, upon consummation of the joint venture, the Company and WuXi AppTech ("WuXi"), each received a 50% equity interest in the entity in exchange for their contributions to the entity. The Company determined that Faxian was a VIE and concluded that it is the primary beneficiary of the VIE. As such, the Company has historically consolidated Faxian's results into the condensed consolidated financial statements and eliminated WuXi's ownership as a non-controlling interest.
(10)	Net Loss per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(34,644)	$(3,350)	$(34,673)	$(17,176)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	70,582,062	63,296,366	70,328,254	51,981,647
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.49)	$(0.05)	$(0.49)	$(0.33)

Since the Company was in a loss position for the three and six months ended June 30, 2021 and 2020, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares subject to outstanding common stock options	7,876,615	8,443,017	7,876,615	7,616,998

(11)	Equity Investments
(a)	Nimbus

The Company provides collaboration services for Nimbus under the terms of a master services agreement executed on May 18, 2010, as amended. Collaboration agreements are separate from the transaction that resulted in equity ownership and related fees are paid in cash to the Company. As Nimbus is a limited liability company and the Company is not a passive investor due to its collaboration with Nimbus on a number of drug discovery targets, the Company's management determined that it has significant influence over the entity and therefore accounts for the investment as an equity method investment.

The Company has concluded that the carrying value of its equity investment in Nimbus should reflect its contractual rights to substantive profits. The Company further determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in Nimbus.

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

The carrying value of the Nimbus investment was zero as of June 30, 2021 and December 31, 2020. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three and six months ended June 30, 2021, the Company reported no gain or loss on the Nimbus investment. For the three and six months ended June 30, 2020, the Company recorded losses of $1,969 and $2,977 on the Nimbus investment, respectively.

(b)	Morphic

The Company accounts for its investment in Morphic at fair value based on the share price of Morphic’s common stock at the measurement date.

For the three and six months ended June 30, 2021, the Company reported a loss of $4,918 and a gain of $19,906 on the Morphic investment, respectively. For the three and six months ended June 30, 2020, the Company reported gains of $10,329 and $8,258 on the Morphic investment, respectively. As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in Morphic was $47,919 and $28,013, respectively.

(c)	Petra

Prior to May 2020, the Company had concluded that its equity investment in Petra Pharma Corporation (“Petra”) should be valued as a non-marketable equity security as the Company did not exercise significant influence over Petra.

During May 2020, Petra entered into a merger agreement with a third party. In connection with the merger, the Company received $4,582 of merger consideration in exchange for the Company’s shares of Petra common stock and is eligible to receive potential earn-outs tied to the achievement of specified development, regulatory, and commercial milestones. The Company is also eligible to receive $361 in escrow payments. During the three months ended June 30, 2021, the Company received escrow payments of $335.

(d)	Ravenna

In connection with the Petra merger, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of June 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in Ravenna was $94.

(e)	Relay

In July 2020, Relay successfully completed an initial public offering. The Company accounts for its investment in Relay at fair value based on the share price of Relay’s common stock at the measurement date. In January 2021, the Company disposed of its equity stake in Relay for aggregate consideration of $15,735, resulting in a loss of $1,821 for the six months ended June 30, 2021. There was no gain or loss on the Relay investment for the three and six months ended June 30, 2020, as Relay was not a public company during this period. As of December 31, 2020, the carrying value of the Company’s investment in Relay was $17,556.

(f)	Ajax

During the three months ended June 30, 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of June 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in Ajax was $1,700 and zero, respectively.
(12)	Related Party Transactions
(a)	D. E. Shaw

For the three and six months ended June 30, 2021 and 2020, the Company licensed technology and purchased services for $1,180, $3,808, $1,485, and $3,207, respectively, from companies controlled by David E. Shaw and/or affiliates of companies controlled by David E. Shaw (the “D. E. Shaw entities”), stockholders of the Company. In addition, D. E. Shaw entities purchased certain products and services from, and provided cost reimbursements to, the Company totaling $20, $41, $20 and $48 for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had net payables of $2,887 and $3,464, respectively, to D.E. Shaw entities.

(b)	Board Member

For the three and six months ended June 30, 2021 and 2020, the Company paid consulting fees of $95, $190, $87, and $174, respectively, to a member of its board of directors.

(c)	Bill and Melinda Gates Foundation

For the three and six months ended June 30, 2021 and 2020, the Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $142, $872, $523 and $1,301 for the three and six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had net receivables of $21 and $543, respectively, due from the Bill & Melinda Gates Foundation.

The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, and $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of June 30, 2021 and December 31, 2020, the Company had net receivables of $1,000 and zero, respectively, due from Gates Ventures, LLC.
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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment revenues:
Software	$24,052	$20,900	$50,392	$44,712
Drug discovery	5,732	2,192	11,519	4,554
Total segment revenues	$29,784	$23,092	$61,911	$49,266
Segment gross profit:
Software	$18,411	$17,038	$38,845	$36,849
Drug discovery	(6,431)	(3,455)	(10,701)	(7,641)
Total segment gross profit	11,980	13,583	28,144	29,208
Unallocated:
Research and development	(21,092)	(16,657)	(42,540)	(30,357)
Sales and marketing	(5,380)	(4,362)	(10,619)	(9,151)
General and administrative	(15,850)	(9,651)	(29,239)	(18,587)
Gain (loss) on equity investments	—	4,156	(1,781)	4,156
Change in fair value	(4,918)	8,359	19,906	5,280
Interest income	357	570	777	1,269
Income tax expense	(67)	(64)	(141)	(155)
Consolidated net loss	$(34,970)	$(4,066)	$(35,493)	$(18,337)

The following table sets forth revenues by geographic area for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$19,676	$13,141	$36,581	$26,627
Europe	4,246	4,920	14,791	13,202
Japan	2,914	3,003	4,449	4,972
Rest of World	2,948	2,028	6,090	4,465
	$29,784	$23,092	$61,911	$49,266

(14)	Subsequent Events

On July 30, 2021, the Company invested $2,000 in cash in one of its existing equity investments.

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

We are using our computational platform for both collaborative and internal drug discovery programs. Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. Furthermore, in mid-2018, we launched a pipeline of internal, wholly-owned programs. We have recently advanced our first drug discovery program in the area of oncology, which is our MALT1 inhibitor program, into investigational new drug, or IND, enabling studies.

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

In August 2021, we entered into a global discovery, development and commercialization collaboration with Zai Lab Limited focused on a novel program in oncology targeting DNA damage response. Under the terms of the agreement, we are entitled to receive an upfront payment to help fund our share of research costs, and if we elect to co-fund clinical development of a product candidate under the collaboration, we will be entitled to receive 50% of any profits from the commercialization of an approved therapeutic in the United States. We are also eligible to receive up to approximately $338 million in preclinical, clinical, regulatory and sales-based milestone payments from Zai Lab Limited for any product candidate developed under the collaboration, and we are entitled to receive tiered royalties on net sales outside the United States.

We generated revenue of $29.8 million and $23.1 million during the three months ended June 30, 2021 and 2020, respectively, representing year-over-year growth of 29%. Our net loss attributable to Schrödinger common stockholders and limited common stockholders was $34.6 million and $3.4 million for the three months ended June 30, 2021 and 2020, respectively.

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

We did not see material impacts to our business from the COVID-19 pandemic during the six months ended June 30, 2021 and 2020. While we do not expect the COVID-19 pandemic to have future material impacts on our business, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the COVID-19 pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases. In addition, due to the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our drug discovery programs, the COVID-19 pandemic could delay the progress of certain programs, particularly ones that are in clinical studies or preparing to enter clinical studies. Delays in these programs could result in delays in achieving milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

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

Contribution. Contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC. The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement.  Revenue was recognized upon execution of the agreement and on the first anniversary of the agreement when invoiced, in accordance with Accounting Standard Codification, or ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction. Additional revenue is expected to be recognized on the second anniversary of the agreement.

Drug Discovery Revenue

We currently generate drug discovery revenue from discovery collaboration arrangements, including research funding payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from entering into collaborations or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $3.3 million and $5.7 million were included in our drug discovery revenue for the three and six months ended June 30, 2021, respectively. However, we expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

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

Research and Development Expense

Research and development expense accounts for a significant portion of our operating expenses. We recognize research and development expense as incurred. Research and development expense consists of internal drug discovery and development program costs and costs incurred for continuous development of the technology and science that supports our computational platform, primarily:

•	personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in research and development functions;
•	expenses incurred under agreements with third-party CROs and consultants involved in our internal discovery and development programs; and
•	allocated compute capacity on our internal discovery and development programs and overhead (facilities and information technology support) costs.

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

Gain (Loss) on Equity Investments

Gain (loss) on equity investments consists of realized gains in the form of cash distributions received from our equity investments offset by realized losses on the sale of equity.

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair value of our equity investments, including Nimbus Therapeutics, Inc., or Nimbus, Relay Therapeutics, Inc., or Relay, and Morphic Holding, Inc., or Morphic. We remeasure our investments at each period end.

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

Results of Operations

Comparison of the three and six months ended June 30, 2021 and 2020

The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)
Revenues:
Software products and services	$24,052	$20,900	$3,152	15%	$50,392	$44,712	$5,680	13%
Drug discovery	5,732	2,192	3,540	161%	11,519	4,554	6,965	153%
Total revenues	29,784	23,092	6,692	29%	61,911	49,266	12,645	26%
Cost of revenues:
Software products and services	5,641	3,862	1,779	46%	11,547	7,863	3,684	47%
Drug discovery	12,163	5,647	6,516	115%	22,220	12,195	10,025	82%
Total cost of revenues	17,804	9,509	8,295	87%	33,767	20,058	13,709	68%
Gross profit	11,980	13,583	(1,603)	-12%	28,144	29,208	(1,064)	-4%
Operating expenses:
Research and development	21,092	16,657	4,435	27%	42,540	30,357	12,183	40%
Sales and marketing	5,380	4,362	1,018	23%	10,619	9,151	1,468	16%
General and administrative	15,850	9,651	6,199	64%	29,239	18,587	10,652	57%
Total operating expenses	42,322	30,670	11,652	38%	82,398	58,095	24,303	42%
Loss from operations	(30,342)	(17,087)	(13,255)	78%	(54,254)	(28,887)	(25,367)	88%
Other (expense) income:
Gain (loss) on equity investments	—	4,156	(4,156)	N/M	(1,781)	4,156	(5,937)	N/M
Change in fair value	(4,918)	8,359	(13,277)	N/M	19,906	5,280	14,626	N/M
Interest income	357	570	(213)	N/M	777	1,269	(492)	N/M
Total other (expense) income	(4,561)	13,085	(17,646)	N/M	18,902	10,705	8,197	N/M
Loss before income taxes	(34,903)	(4,002)	(30,901)	N/M	(35,352)	(18,182)	(17,170)	N/M
Income tax expense	67	64	3	N/M	141	155	(14)	N/M
Net loss	(34,970)	(4,066)	(30,904)	N/M	(35,493)	(18,337)	(17,156)	N/M
Net loss attributable to noncontrolling interest	(326)	(716)	390	N/M	(820)	(1,161)	341	N/M
Net loss attributable to Schrödinger stockholders	$(34,644)	$(3,350)	$(31,294)	N/M	$(34,673)	$(17,176)	$(17,497)	N/M

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Revenues:
On-premise software	$14,452	$11,105	$3,347	30%	$31,807	$26,704	$5,103	19%
Hosted software	2,704	2,312	392	17%	5,304	4,446	858	19%
Software maintenance	4,176	3,551	625	18%	8,281	7,088	1,193	17%
Professional services	1,720	2,932	(1,212)	-41%	4,000	5,474	(1,474)	-27%
Revenue from contracts with customers	23,052	19,900	3,152	16%	49,392	43,712	5,680	13%
Contribution	1,000	1,000	—	0%	1,000	1,000	—	0%
Total software products and services	24,052	20,900	3,152	15%	50,392	44,712	5,680	13%
Drug discovery	5,732	2,192	3,540	161%	11,519	4,554	6,965	153%
Total revenues	$29,784	$23,092	$6,692	29%	$61,911	$49,266	$12,645	26%

On-premise software. The increase in revenues for on-premise software was primarily attributable to increased sales from new and existing customers, the timing of multi-year agreements, and timing of revenue for customer renewals during the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020.

Hosted software. The increase in hosted software revenues for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was due to increased spend from existing hosted customers, as well as new customers purchasing hosted software subscriptions, for which revenue is recognized over time.

Software maintenance. The increase in revenues for software maintenance for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily due to the increase in on-premise software sales during prior periods, for which software maintenance revenue is recognized over time.

Professional services. The decrease in revenues from professional services for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was primarily due to timing of technology and modeling services, for which revenue is recognized as services are performed.

Contributions. Contribution revenue for the three and six months ended June 30, 2021 and for the three and six months ended June 30, 2020 was due to funds received under an agreement with Gates Ventures, LLC, which began in June 2020.

Drug discovery. The increase in revenues for drug discovery was primarily due to the BMS collaboration services that began in November 2020, the timing and amount of collaboration milestones achieved, as well as research funding received during the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$5,641	$3,862	$1,779	46%	$11,547	$7,863	$3,684	47%
Gross margin	77%	82%			77%	82%
Drug discovery	12,163	5,647	6,516	115%	22,220	12,195	10,025	82%

Software products and services. The increase in cost of revenues for software products and services during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was attributable to increases of approximately $1.5 million in personnel-related expenses, approximately $0.2 million in cloud computing expenses, and approximately $0.1 million in royalty expenses.

The increase in cost of revenues for software products and services during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was attributable to increases of approximately $3.1 million in personnel-related expenses, approximately $0.4 million in cloud computing expenses, and approximately $0.2 million in royalty expenses.

Software products and services gross margin. The decrease in software gross margin during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 reflects our investment to support the rollout of large-scale deployments of our platform.

Drug discovery. The increase in cost of revenues for drug discovery during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was due to an approximately $4.0 million increase in CRO costs associated with the expansion and progression of collaboration drug discovery programs, an approximately $2.3 million increase in personnel-related expenses, and an approximately $0.2 million increase in royalty expenses.

The increase in cost of revenues for drug discovery during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to an approximately $6.3 million increase in CRO costs associated with the expansion and progression of collaboration drug discovery programs, an approximately $3.6 million increase in personnel-related expenses, and an approximately $0.3 million increase in cloud computing expenses, which was offset by decreases of approximately $0.2 million in other expenses.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Research and development	$21,092	$16,657	$4,435	27%	$42,540	$30,357	$12,183	40%

The increase in research and development expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was due to an approximately $3.5 million increase in personnel-related expenses, an approximately $0.9 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, and an approximately $0.4 million increase in cloud computing expenses, which was offset by decreases of approximately $0.4 million in other expenses.

The increase in research and development expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was due to an approximately $7.6 million increase in personnel-related expenses, an approximately $4.2 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, and an approximately $0.8 million increase in cloud computing expenses, which was offset by decreases of approximately $0.4 million in other expenses.

Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Sales and marketing	$5,380	$4,362	$1,018	23%	$10,619	$9,151	$1,468	16%

The increase in sales and marketing expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was attributable to an approximately $0.8 million increase in personnel-related expenses and an approximately $0.2 million increase in travel and marketing expense.

The increase in sales and marketing expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was attributable to an approximately $1.9 million increase in personnel-related expenses, offset by an approximately $0.4 million decrease in travel and marketing expense due to COVID-19.

General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
General and administrative	$15,850	$9,651	$6,199	64%	$29,239	$18,587	$10,652	57%

The increase in general and administrative expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was attributable to an increase of approximately $4.5 million in personnel-related expenses and an increase of approximately $1.2 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure, and approximately $0.5 million of non-comparable costs related to the disposal of our equity stake in Relay.

The increase in general and administrative expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was attributable to an increase of approximately $8.0 million in personnel-related expenses and an increase of approximately $2.2 million in other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure, and approximately $0.5 million of non-comparable costs related to the disposal of our equity stake in Relay.

Gain (Loss) on Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Gain (loss) on equity investments	$-	$4,156	$(4,156)	$(1,781)	$4,156	$(5,937)

The loss on equity investments during the six months ended June 30, 2021 was primarily due to the realized loss on the disposal of our equity stake in Relay.

The gain on equity investments during the three and six months ended June 30, 2020 represents realized gains in the form of a cash distribution received from the Petra Pharma Corporation, or Petra, merger on account of our equity stake in Petra.

Change in Fair Value

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Change in fair value	$(4,918)	$8,359	$(13,277)	$19,906	$5,280	$14,626

The change in fair value during the three months ended June 30, 2021 was due to a loss on our investment in Morphic of $4.9 million. The change in fair value during the three months ended June 30, 2020 was due to a gain on our investment in Morphic of $10.3 million, offset by a loss in our investment in Nimbus of $2.0 million.

The change in fair value during the six months ended June 30, 2021 was due to a gain on our investment in Morphic of $19.9 million. The change in fair value during the six months ended June 30, 2020 was due to a gain on our investment in Morphic of $8.3 million offset by a loss on our investment of Nimbus of $3.0 million.

Interest Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest income	$357	$570	$(213)	$777	$1,269	$(492)

Interest income decreased during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 primarily due to a significant reduction in interest rates as well as a decrease in the cash invested in marketable securities.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Income tax expense	$67	$64	$3	$141	$155	$(14)

Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense primarily represents our income tax obligations in certain foreign jurisdictions in which we conduct business.

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference into this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the six months ended June 30, 2021.

Liquidity and Capital Resources

Historically we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future. We have not maintained profitability and may never become profitable in the future. As of June 30, 2021, we had an accumulated deficit of $164.2 million. Our operating cash flows are impacted by the magnitude and timing of our software sales and by the magnitude and timing of our drug discovery milestone achievements and research funding fees. Our primary use of cash is to fund operating expenses, which consist of research and development, sales and marketing, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay operating expenses to vendors and collect amounts due from customers and collaborators, which is reflected in changes in our operating assets and liabilities, including accounts payable, accrued expenses, prepaid expenses, deferred revenue, and accounts receivable.

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

On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of June 30, 2021, no securities have been sold under the Form S-3.

As of June 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $616.6 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards capital preservation and liquidity.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(40,293)	$(14,829)
Net cash used in investing activities	(47,097)	(112,500)
Net cash provided by financing activities	5,293	211,723
Net (decrease) increase in cash and cash equivalents and restricted cash	$(82,097)	$84,394

Operating activities

During the six months ended June 30, 2021, operating activities used approximately $40.3 million of cash, primarily due to a net loss of $35.5 million, which included $19.9 million non-cash gain from changes in fair value and $16.1 million of non-cash operating expenses, including depreciation and stock-based compensation costs, and $1.8 million of non-cash loss on equity investments. Changes in our operating assets and liabilities used cash of approximately $2.8 million.

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

Investing activities

During the six months ended June 30, 2021, investing activities used approximately $47.1 million of cash, consisting of $58.1 million used for purchases of marketable securities, net of maturities, $3.4 million used for purchases of property and equipment and $1.7 million used to purchase an equity investment in Ajax Therapeutics, Inc., partially offset by $15.7 million provided by the sale of our equity stake in Relay and $0.4 million provided by the distribution of funds from Petra in connection with the Petra merger.

During the six months ended June 30, 2020, investing activities used approximately $112.5 million of cash, consisting of $112.9 million used for purchases of marketable securities, net of maturities, $2.9 million used for the purchase of additional shares of Nimbus, and $1.3 million used for purchases of property and equipment, partially offset by a $4.6 million cash distribution received from our investment in Petra.

Financing activities

During the six months ended June 30, 2021, financing activities provided approximately $5.3 million of cash primarily attributable to proceeds received upon stock option exercises.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$9,260	$2,560	$5,099	$1,588	$13

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

In April 2021, we entered into an office lease agreement, or the Lease, with SPUSV5 1540 Broadway, LLC, or the Landlord, pursuant to which we will lease approximately 108,849 square feet of office space located at 1540 Broadway, New York, New York for our corporate headquarters. Under the terms of the Lease, subject to specified exceptions, including an initial 16 month rent abatement period, or the Rent Abatement Period, we will pay an initial annual base rent of (i) $7.6 million, or $0.6 million per month, for the first 60 months following the Rent Abatement Period, (ii) $8.3 million, or $0.7 million per month, for months 61 through 120 following the Rent Abatement Period, and (iii) $8.9 million, or $0.7 million per month, for months 121 through 180 following the Rent Abatement Period. In addition, we have agreed to pay our proportionate share of the Landlord’s annual operating expenses associated with the premises in excess of certain base year thresholds, calculated as set forth in the Lease. The term of the Lease will continue until January 1, 2038, subject to specified adjustments. These amounts are not included in the table above as the Lease term commences subsequent to June 30, 2021.

In May 2021, we entered into an amendment to our office lease in Portland, Oregon, or the Amendment, for 8,537 square feet of additional office space. Under the terms of the Amendment, we will pay an additional base rent of approximately $23 thousand per month with a 3% annual rental escalation. The term of the Amendment continues until September 30, 2026. These amounts are not included in the table above as the Amendment lease term commences subsequent to June 30, 2021.

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

Emerging Growth Company Status

We currently qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act. An emerging growth company may take advantage of reduced reporting requirements that are not otherwise applicable to public companies. These provisions include, but are not limited to:

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

Based on the market value of our common stock and limited common stock held by non-affiliates as of June 30, 2021, we will cease to qualify as an emerging growth company, effective as of December 31, 2021, and as such, we will no longer be allowed to take advantage of the reduced reporting requirements that are applicable to emerging growth companies.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of significant operating losses. Our net loss attributable to Schrödinger common stockholders and limited common stockholders for the three and six months ended June 30, 2021 and 2020 was $34.6 million, $34.7 million, $3.4 million, and $17.2 million, respectively. Our net losses for the years ended December 31, 2020 and December 31, 2019 were $26.6 million and $25.7 million, respectively. As of June 30, 2021, we had an accumulated deficit of $164.2 million.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We have only recently advanced our first drug discovery program, which is our MALT1 inhibitor program, into investigational new drug, or IND, enabling studies, and we have not yet advanced any of our own drug discovery programs into human clinical trials. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 26% from $49.3 million in the six months ended June 30, 2020 to $61.9 million in the six months ended June 30, 2021, and increased by 26% from $85.5 million in the fiscal year ended December 31, 2019 to $108.1 million in the fiscal year ended December 31, 2020. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our internal drug discovery programs, initiate or progress preclinical and IND-enabling studies and invest in the further development of our platform. In addition, if we determine to advance any of our drug discovery programs into clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company.

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

As of June 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $616.6 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We may not be successful in our efforts to identify, discover or develop product candidates and may fail to capitalize on programs, collaborations, or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have only recently selected our first development candidate, which is for our MALT1 inhibitor program, and advanced the program into IND-enabling studies. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.

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

We rely on contract research organizations to synthesize any molecules with therapeutic potential that we discover. If such organizations do not meet our supply requirements, or if such organizations do not otherwise perform satisfactorily, development of any product candidate we may develop may be delayed.

We expect to rely on third parties to synthesize any molecules with therapeutic potential that we discover. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for investigational new drug, or IND, submissions and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. These facilities may also be affected by natural disasters, such as floods or fire, or geopolitical developments or public health pandemics, such as COVID-19, or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.

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

We only began conducting our own internal drug discovery efforts in mid-2018. We have only recently selected our first development candidate, which is for our MALT1 inhibitor program, and advanced the program into IND-enabling studies. As a company, we do not have any experience in clinical development and have not advanced any product candidates into clinical development. Our lack of experience in conducting clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions you make about the future success or viability of our internal drug discovery programs may not be as accurate as they could be if we had a history of conducting clinical trials and developing our own product candidates.

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

For the three and six months ended June 30, 2021 and the year ended December 31, 2020, sales to customers outside of the United States accounted for approximately 34%, 41%, and 44% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Additionally, we could face heightened risks as a result of the recent withdrawal of the United Kingdom from the European Union on January 31, 2020, commonly referred to as Brexit. On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement, which sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit and the Trade and Cooperation Agreement could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom.

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

The full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the pandemic on the global economy. For instance, if certain of our customers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they may decrease their spending, which may result in decreased software revenue. Furthermore, as a result of the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events has been hampered.

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

In addition, under Section 382 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through March 31, 2021 and determined that such an ownership change has occurred. As a result of such ownership change or future ownership changes, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.

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

As of August 6, 2021, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 29.8% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 38.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price has been, and is likely to continue to be volatile. Since our initial public offering in February 2020 and through August 6, 2021, the intraday price of our common stock has fluctuated from a low of $25.50 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of August 6, 2021, we had outstanding 61,574,088 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

We will no longer qualify as an “emerging growth company;” as of December 31, 2021 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting and disclosure requirements.

We are currently an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

Based on the market value of our common stock and limited common stock held by non-affiliates as of June 30, 2021, we will cease to qualify as an EGC, effective as of December 31, 2021. As such, we will no longer be able to take advantage of any of the exemptions from various reporting requirements that are applicable to EGCs as described above, and we will no longer be able to use the extended transition period for complying with new or revised accounting standards.  We expect that the loss of our EGC status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. However, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our annual report required to be filed with the SEC for the fiscal year ending December 31, 2021. At such time as we are required to obtain auditor attestation, if we then have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered accounting firm.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Office Lease Agreement, dated April 5, 2021, by and between the Registrant and SPUSV5 1540 Broadway, LLC	8-K	001-39206	10.1	4/8/2021
10.2	Office Lease Amendment, dated May 6, 2021, by and between Registrant and MADISON-OFC ONE MAIN PLACE OR LLC					X
10.3	Amended and Restated Executive Severance and Change in Control Benefits Plan					X
10.4	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X

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

Schrödinger, Inc.

Date: August 12, 2021	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Joel Lebowitz
Chief Financial Officer (Principal Financial Officer)