Form 10-Q
period 2021-09-30
Schrodinger, Inc.
filed 2021-11-10
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-39206

Schrodinger, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	95-4284541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1540 Broadway, 24th Floor New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 295-5800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	SDGR	The Nasdaq Stock Market LLC

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

As of November 4, 2021, the registrant had 61,731,520 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	5
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	7
	Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited)	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	39
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	73

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

•	the potential advantages of our physics-based computational platform;

•	our strategic plans to accelerate the growth of our software business;

•	our research and development efforts for our internal drug discovery programs and our computational platform;

•	the initiation, timing, progress, and results of our internal drug discovery programs or the drug discovery programs of our collaborators;

•	our plans to submit investigational new drug applications to the U.S. Food and Drug Administration for our internal drug discovery programs;

•	our plans to discover and develop product candidates and to maximize their commercial potential by advancing such product candidates ourselves or in collaboration with others;

•	our plans to leverage the synergies between our businesses;

•	the timing of, the ability to submit applications for and the ability to obtain and maintain regulatory approvals for any product candidates we or one of our collaborators may develop;

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

Assets	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$160,879	$202,296
Restricted cash	3,000	500
Marketable securities	436,307	440,395
Accounts receivable, net of allowance for doubtful accounts of $108 and $60	11,352	31,423
Unbilled and other receivables, net for allowance for unbilled receivables of $20 and $0	4,978	3,955
Prepaid expenses	5,509	4,409
Total current assets	622,025	682,978
Property and equipment, net	9,074	5,140
Equity investments	51,087	45,664
Right of use assets	76,459	10,129
Other assets	3,972	2,352
Total assets	$762,617	$746,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,228	$8,398
Accrued payroll, taxes, and benefits	14,010	12,000
Deferred revenue	43,874	45,403
Lease liabilities	1,978	4,543
Other accrued liabilities	4,826	2,861
Total current liabilities	72,916	73,205
Deferred revenue, long-term	32,444	41,164
Lease liabilities, long-term	77,135	7,221
Other liabilities, long-term	300	654
Total liabilities	182,795	122,244
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 61,703,441 and 60,713,534 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	617	607
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	92	92
Additional paid-in capital	778,292	752,558
Accumulated deficit	(199,239)	(129,559)
Accumulated other comprehensive income	44	317
Total stockholders’ equity of Schrödinger stockholders	579,806	624,015
Noncontrolling interest	16	4
Total stockholders’ equity	579,822	624,019
Total liabilities and stockholders’ equity	$762,617	$746,263

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Software products and services	$24,280	$22,861	$74,672	$67,573
Drug discovery	5,570	2,936	17,089	7,490
Total revenues	29,850	25,797	91,761	75,063
Cost of revenues:
Software products and services	6,611	4,334	18,158	12,197
Drug discovery	12,124	6,191	34,344	18,386
Total cost of revenues	18,735	10,525	52,502	30,583
Gross profit	11,115	15,272	39,259	44,480
Operating expenses:
Research and development	23,219	17,019	65,759	47,376
Sales and marketing	5,556	3,969	16,175	13,120
General and administrative	17,014	9,729	46,253	28,316
Total operating expenses	45,789	30,717	128,187	88,812
Loss from operations	(34,674)	(15,445)	(88,928)	(44,332)
Other (expense) income:
(Loss) gain on equity investments	—	—	(1,781)	4,156
Change in fair value	(627)	18,233	19,279	23,513
Interest income	286	463	1,063	1,732
Total other (expense) income	(341)	18,696	18,561	29,401
(Loss) income before income taxes	(35,015)	3,251	(70,367)	(14,931)
Income tax (benefit) expense	(4)	(35)	137	120
Net (loss) income	(35,011)	3,286	(70,504)	(15,051)
Net loss attributable to noncontrolling interest	(4)	(566)	(824)	(1,727)
Net (loss) income attributable to Schrödinger common and limited common stockholders	$(35,007)	$3,852	$(69,680)	$(13,324)
Net (loss) income per share attributable to Schrödinger common and limited common stockholders, basic:	$(0.49)	$0.06	$(0.99)	$(0.23)
Weighted average shares used to compute net (loss) income per share attributable to Schrödinger common and limited common stockholders, basic:	70,784,184	66,339,570	70,481,901	56,802,567

Net (loss) income per share attributable to Schrödinger common and limited common stockholders, diluted:	$(0.49)	$0.05	$(0.99)	$(0.23)
Weighted average shares used to compute net (loss) income per share attributable to Schrödinger common and limited common stockholders, diluted:	70,784,184	72,693,173	70,481,901	56,802,567

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income attributable to Schrödinger common and limited common stockholders	$(35,007)	$3,852	$(69,680)	$(13,324)
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(32)	(247)	(273)	464
Comprehensive (loss) income	$(35,039)	$3,605	$(69,953)	$(12,860)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited)

(in thousands, except for share amounts)

																	Accumulated		Total
	Series E preferred stock		Series D preferred stock		Series C preferred stock		Series B preferred stock		Series A preferred stock		Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	(deficit)
Balance at December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	60,713,534	$607	9,164,193	$92	$752,558	$(129,559)	$317	$4	$624,019
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(240)	—	(240)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	587,141	6	—	—	3,650	—	—	—	3,656
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,366	—	—	—	4,366
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	498	498
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(29)	—	(494)	(523)
Balance at March 31, 2021	—	—	—	—	—	—	—	—	—	—	61,300,675	613	9,164,193	92	760,574	(129,588)	77	8	631,776
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1)	—	(1)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	252,935	3	—	—	1,609	—	—	—	1,612
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,016	—	—	—	7,016
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	338	338
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(34,644)	—	(326)	(34,970)
Balance at June 30, 2021	—	—	—	—	—	—	—	—	—	—	61,553,610	616	9,164,193	92	769,199	(164,232)	76	20	605,771
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(32)	—	(32)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	149,831	1	—	—	1,441	—	—	—	1,442
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	7,652	—	—	—	7,652
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(35,007)	—	(4)	(35,011)
Balance at September 30, 2021	—	—	—	—	—	—	—	—	—	—	61,703,441	617	9,164,193	92	778,292	(199,239)	44	16	579,822

Balance at December 31, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	6,121,821	$61	—	$—	$11,655	$(105,096)	$16	$41	$(93,323)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(458)	—	(458)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	57,581	1	—	—	176	—	—	—	177
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,775	—	—	—	1,775
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	435	435
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(13,826)	—	(445)	(14,271)
Balance at March 31, 2020	—	—	—	—	—	—	—	—	—	—	50,122,938	501	13,164,193	132	414,248	(118,922)	(442)	31	295,548
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,169	—	1,169
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	16,701	—	—	—	55	—	—	—	55
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,729	—	—	—	2,729
Contributions by non-controlling interest											—	—	—	—	—	—	—	712	712
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,350)	—	(716)	(4,066)
Balance at June 30, 2020	—	—	—	—	—	—	—	—	—	—	50,139,639	501	13,164,193	132	417,032	(122,272)	727	27	296,147
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(247)	—	(247)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	908,577	9	—	—	2,506	—	—	—	2,515
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,038	—	—	—	3,038
Issuances of common stock upon follow-on offering, net of issuance costs of $20,901	—	—	—	—	—	—	—	—	—	—	5,250,000	53	—	—	325,547	—	—	—	325,600
Contributions by non-controlling interest											—	—	—	—	—	—	—	547	547
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,852	—	(566)	3,286
Balance at September 30, 2020	—	—	—	—	—	—	—	—	—	—	56,298,216	563	13,164,193	132	748,123	(118,420)	480	8	630,886

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(70,504)	$(15,051)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss (gain) on equity investments	1,781	(4,156)
Noncash revenue from equity investments	(59)	(342)
Fair value adjustments	(19,279)	(23,513)
Depreciation	2,195	2,648
Stock-based compensation	19,034	7,542
Noncash research and development expenses	811	1,694
Noncash investment accretion	4,736	359
Loss on disposal of property and equipment	140	—
Decrease (increase) in assets:
Accounts receivable, net	20,071	6,386
Unbilled and other receivables	(1,358)	2,580
Reduction in the carrying amount of right of use assets	4,724	3,957
Prepaid expenses and other assets	(2,720)	290
(Decrease) increase in liabilities:
Accounts payable	(229)	1,254
Accrued payroll, taxes, and benefits	2,010	668
Deferred revenue	(10,190)	(5,258)
Lease liabilities	(3,705)	(3,997)
Other accrued liabilities	1,611	(1,922)
Net cash used in operating activities	(50,931)	(26,861)
Cash flows from investing activities:
Purchases of property and equipment	(6,210)	(1,652)
Purchases of equity investments	(3,700)	(2,869)
Distribution from equity investment	375	4,582
Proceeds from sale of equity investments	15,735	—
Purchases of marketable securities	(340,509)	(446,816)
Proceeds from maturity of marketable securities	339,588	118,272
Net cash provided by (used in) investing activities	5,279	(328,483)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	—	211,491
Issuances of common stock upon follow-on public offering, net	—	325,610
Issuances of common stock upon stock option exercises	6,710	2,747
Contribution by noncontrolling interest	25	—
Net cash provided by financing activities	6,735	539,848
Net (decrease) increase in cash and cash equivalents and restricted cash	(38,917)	184,504
Cash and cash equivalents and restricted cash, beginning of period	202,796	26,486
Cash and cash equivalents and restricted cash, end of period	$163,879	$210,990

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$236	$225
Supplemental disclosure of non-cash investing and financing activities
Accrued deferred offering costs	—	10
Purchases of property and equipment in accounts payable	59	24
Acquisitions of right of use assets in exchange for lease obligations	71,054	1,778
Reclassification of deferred financing costs to additional paid in capital	—	1,858

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and nine months ended September 30, 2021 and 2020

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
(a)	Recently Issued Accounting Pronouncements

In January 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) —Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies the accounting related to equity investments and derivatives. This guidance was effective for the Company in the first quarter of 2021 on a prospective basis, and early adoption was permitted. The Company adopted this new standard effective January 1, 2021, and the adoption did not have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Topic 350) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021, with early adoption permitted. The Company has not yet adopted ASU 2018-15 and does not expect the adoption to have a significant impact on its consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes result in earlier recognition of credit losses. The Company adopted this new standard effective January 1, 2021 with no material impact on its consolidated financial statements.
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

Restricted cash consists of letters of credit held with the Company’s financial institution related to facility leases and is classified as current in the Company’s balance sheets based on the maturity of the underlying letters of credit.
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

As of September 30, 2021, two customers accounted for 19% and 10% of total accounts receivable, respectively. As of December 31, 2020, two customers accounted for 17% and 14% of total accounts receivable, respectively. Three customers accounted for 17%, 12%, and 10% of total revenue, respectively, during the three months ended September 30, 2021, and one customer accounted for 11% of total revenue during the three months ended September 30, 2020. One customer accounted for 13% of total revenue during the nine months ended September 30, 2021, and no customers accounted for more than 10% of total revenue during the nine months ended September 30, 2020.
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

(h)	Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders

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

Undistributed earnings allocated to the participating securities are subtracted from net income in determining net (loss) income attributable to common and limited common stockholders. Basic net (loss) income per share is computed by dividing net (loss) income attributable to common and limited common stockholders by the weighted-average number of shares of common and limited common stock outstanding during the period.

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

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Software products and services – point in time	51.9%	58.5%	52.7%	57.3%
Software products and services – over time	29.4	30.1	28.7	32.7
Drug Discovery – point in time	-	2.9	1.4	2.0
Drug Discovery – over time	18.7	8.5	17.2	8.0

(a)	Software Products and Services

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

Professional services. Professional services, such as training, technical support, installation, or assisting customers with modeling, generally are not related to the core functionality of the Company’s software and are recognized as revenue when resources are consumed. The Company has historically estimated project status with relative accuracy, although a number of internal and external factors can affect such estimates, including labor rates, utilization and efficiency variances. Payments for services are due in advance or upon consumption of resources.

Contribution. Contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC. The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement. Revenue was recognized upon execution of the agreement and on the first anniversary of the agreement when invoiced in accordance with ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.

The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
On-premise software	$15,496	$15,064	$47,303	$41,768
Hosted software	2,684	2,374	7,988	6,820
Software maintenance	4,401	3,536	12,682	10,624
Professional services	1,699	1,887	5,699	7,361
Revenue from contracts with customers	24,280	22,861	73,672	66,573
Contribution	—	—	1,000	1,000
Total software revenue	$24,280	$22,861	$74,672	$67,573

(b)	Contribution Revenue

The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company received $1,000 in connection with its entry into the agreement in the second quarter of 2020, and $1,000 in the second quarter of 2021 on the first anniversary of its entry into the agreement. The Company is also entitled to receive an additional $1,000 payment on or around the second anniversary of the agreement, subject to the Company providing certain progress reports to the

Trustees of Columbia University in the City of New York. As of September 30, 2021, the Company had no deferred revenue balance related to this agreement.

(c)	Drug Discovery

Revenue from drug discovery and collaboration services contracts is recognized either over time, typically by using costs incurred or hours expended to measure progress, or at a point in time based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration and milestone payments. The Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. As of September 30, 2021 and 2020, milestones not yet achieved that were determined to be probable of achievement totaled zero and $1,200, respectively, and zero and $1,183 of those milestones were recognized as revenue for the nine months ended September 30, 2021 and 2020.

(d)	Collaboration and License Agreement

On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS have agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. The Company will be responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1/KRAS, which were two of the Company’s internal programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense.

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

During the three and nine months ended September 30, 2021 the Company recognized $4,404 and $10,064, respectively, associated with the agreement based on the research activities performed. As of September 30, 2021, there was $43,948 of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed.

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

The Company’s estimates related to revenue recognition require significant judgment and a change in these estimates could have an effect on the Company’s results of operations during the periods involved.

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

Contract balances were as follows:

	As of September 30,	As of December 31,
	2021	2020
Contract assets	$4,995	$3,589
Deferred revenue, short-term:
Software products and services	22,305	28,218
Drug discovery	21,569	17,185
Deferred revenue, long-term:
Software products and services	2,583	1,976
Drug discovery	29,861	39,188

For the three and nine months ended September 30, 2021 and 2020, respectively, the Company recognized $17,026, $36,403, $12,346, and $22,603 of revenue that was included in deferred revenue at June 30, 2021, December 31, 2020, June 30, 2020, and December 31, 2019, respectively. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 57% of its September 30, 2021 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $27,179 as of September 30, 2021.

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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of September 30, 2021 and December 31, 2020. The following table presents information about the Company’s assets and liabilities measured at fair value as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$436,307	$—	$436,307
Equity investments	47,293	—	2,000	49,293
Total	$47,293	$436,307	$2,000	$485,600

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$440,395	$—	$440,395
Equity investments	45,570	—	—	45,570
Total	$45,570	$440,395	$—	$485,965

Fair value of the Company’s investments in Nimbus Therapeutics, LLC (“Nimbus”) and ShouTi Inc. (“ShouTi”), classified as Level 3 in the fair value hierarchy, was determined under the hypothetical liquidated book value method (“HLBV method”), as further described in Note 11, Equity Investments. Significant unobservable inputs used under the HLBV method include Nimbus’ and ShouTi’s annual financial statements and the Company’s respective liquidation priorities. The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2019	$108
Cash contributions	2,869
Unrealized loss	(2,977)
As of December 31, 2020	-
Cash contributions	2,000
As of September 30, 2021	$2,000

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the nine months ended September 30, 2021 and the year ended December 31, 2020 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 11, Equity Investments, for further information.

(5)	Commitments and Contingencies
(a)	Leases

The Company leases office space under operating leases that expire at various dates through 2037. The Company has elected the package of practical expedients under the transition guidance of ASC Topic 842, Leases, to exclude short-term leases from the balance sheet and to combine lease and non-lease components.

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

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of September 30, 2021, the remaining weighted average lease term was 15 years.

During the quarter ended September 30, 2021, the accounting commencement began for two new leases, which increased the right-of-use (“ROU”) assets and lease liabilities by $71,054. ROU assets and lease liabilities were equal as no lease costs or incentives were associated with acquiring the leases.

Variable and short-term lease costs were immaterial for the nine months ended September 30, 2021. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$2,382	$1,465	$5,269	$4,420
Cash paid for operating leases	1,608	1,534	4,112	4,494

Maturities of operating lease liabilities as of September 30, 2021 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2021	$472
2022	2,105
2023	8,826
2024	9,649
2025	9,245
Thereafter	102,418
Total future minimum lease payments	132,715
Less: imputed interest	(53,602)
Present value of future minimum lease payments	79,113
Less: current portion of operating leases payments	(1,978)
Lease liabilities, long-term	$77,135
(b)	Legal Matters

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

For the three and nine months ended September 30, 2021 and 2020, the Company’s income tax (benefit) expense was $(4), $137, $(35), and $120, respectively. For the three and nine months ended September 30, 2021, the difference between the effective rate and the statutory rate was primarily attributed to the change in the valuation allowance against net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of September 30, 2021, the Company had $1,745 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At September 30, 2021, the Company’s statutes of limitations are open for all federal and state years filed after the year ended December 31, 2015 and 2014, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

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
(7)	Stockholders’ Equity (Deficit)
(a)	Common Stock

As of September 30, 2021, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.

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

As of September 30, 2021, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.

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

As of September 30, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

(8)	Stock-Based Compensation

Stock Incentive Plans

As of September 30, 2021, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), and the 2021 Inducement Equity Incentive Plan (the "2021 Plan”) (together, the “Plans”). The 2020 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, consultants or advisors.

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

During the three and nine months ended September 30, 2021 and 2020, 149,831, 989,907, 908,577, and 982,859 options under the Plans were exercised for total proceeds of $1,442, $6,710, $2,515, and $2,747 respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2021 and 2020 were calculated using an average of historical exercises. Estimated volatility for the nine months ended September 30, 2021 and 2020 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

As of September 30, 2021 and December 31, 2020, there were 2,302,572 and 2,168,706 shares available for grant under the Plans. Following are the weighted average valuation assumptions used for options:

	Nine Months Ended September 30,
	2021	2020
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	59%	60%
Expected term (years)	4.66	4.49
Risk-free interest rate	0.69%	1.41%

The following table presents classification of stock-based compensation expense within the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of sales	$1,065	$399	$2,841	$957
Research and development	2,130	857	5,283	2,187
Sales and marketing	370	165	950	373
General and administrative	4,087	1,617	9,960	4,025
Total stock-based compensation	$7,652	$3,038	$19,034	$7,542

The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2021 and 2020 was $30.05, $46.33, $36.45, and $9.20, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2021 and 2020 was $7,726, $66,839, $60,283, and $62,294, respectively.

As of September 30, 2021, there was $85,683 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 3.07 years. The fair value of shares vested during the three and nine months ended September 30, 2021 and 2020 was $3,050, $15,917, $655, and $2,578, respectively.
(9)	Noncontrolling Interest

The Company reviews each legal entity formed by parties related to the Company to determine whether or not the Company has a variable interest in the entity and whether or not the entity would meet the definition of a variable interest entity (“VIE”) in accordance with ASC Topic 810, Consolidation. If the entity is a VIE, the Company assesses whether or not the Company is the primary beneficiary of that VIE based on a number of factors, including (i) which party has the power to direct the activities that most significantly affect the VIE’s economic performance, (ii) the parties’ contractual rights and responsibilities pursuant to any contractual agreements and (iii) which party has the obligation to absorb losses or the right to receive benefits from the VIE. If the Company determines it is the primary beneficiary of a VIE, the Company consolidates the financial statements of the VIE into the Company’s consolidated financial statements at the time that determination is made. The Company evaluates whether it continues to be the primary beneficiary of any consolidated VIEs on a quarterly basis. If the Company were to determine that it is no longer the primary beneficiary of a consolidated VIE, or no longer has a variable interest in the VIE, it would deconsolidate the VIE in the period that the determination is made.

If the Company determines it is the primary beneficiary of a VIE that meets the definition of a business, the Company measures the assets, liabilities and noncontrolling interests of the newly consolidated entity at fair value in accordance with ASC Topic 805, Business Combinations at the date the reporting entity first becomes the primary beneficiary.

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

(10)	Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net (loss) income per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income attributable to Schrödinger common and limited common stockholders	$(35,007)	$3,852	$(69,680)	$(13,324)
Denominator:
Weighted average shares used to compute net (loss) income per share attributable to Schrödinger common and limited common stockholders, basic:	70,784,184	66,339,570	70,481,901	56,802,567
Net (loss) income per share attributable to Schrödinger common and limited common stockholders, basic:	$(0.49)	$0.06	$(0.99)	$(0.23)

Weighted average shares used to compute net (loss) income per share attributable to Schrödinger common and limited common stockholders, diluted:	70,784,184	72,693,173	70,481,901	56,802,567
Net (loss) income per share attributable to Schrödinger common and limited common stockholders, diluted:	$(0.49)	$0.05	$(0.99)	$(0.23)

Since the Company was in a loss position for the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. For the three months ended September 30, 2020, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities including awards under the Company’s Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares subject to outstanding common stock options	7,791,880	62,802	7,791,880	7,739,413

(11)	Equity Investments
(a)	Nimbus

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

The carrying value of the Nimbus investment was zero as of September 30, 2021 and December 31, 2020. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three and nine months ended September 30, 2021, the Company reported no gain or loss on the Nimbus investment. For the three and nine months ended September 30, 2020, the Company recorded losses of zero and $2,977 on the Nimbus investment, respectively.

(b)	Morphic

The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.

For the three and nine months ended September 30, 2021, the Company reported a loss of $626 and a gain of $19,279 on the Morphic investment, respectively. For the three and nine months ended September 30, 2020, the Company reported gains of $242 and $8,500 on the Morphic investment, respectively. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in Morphic was $47,293 and $28,013, respectively.

(c)	Petra

Prior to May 2020, the Company had concluded that its equity investment in Petra Pharma Corporation (“Petra”) should be valued as a non-marketable equity security as the Company did not exercise significant influence over Petra.

During May 2020, Petra entered into a merger agreement with a third party. In connection with the merger, the Company received $4,582 of merger consideration in exchange for the Company’s shares of Petra common stock and is eligible to receive potential earn-outs tied to the achievement of specified development, regulatory, and commercial milestones. The Company is also eligible to receive $361 in escrow payments. During the nine months ended September 30, 2021, the Company received escrow payments of $335.

(d)	Ravenna

In connection with the Petra merger, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of September 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in Ravenna was $94.

(e)	Relay

In July 2020, Relay successfully completed an initial public offering. The Company accounts for its investment in Relay at fair value based on the share price of Relay’s common stock at the measurement date. In January 2021, the Company disposed of its equity stake in Relay for aggregate consideration of $15,735, resulting in a loss of $1,821 for the nine months ended September 30, 2021. There was no gain or loss on the Relay investment for the three and nine months ended September 30, 2020, as Relay was not a public company during this period. As of December 31, 2020, the carrying value of the Company’s investment in Relay was $17,556.

(f)	Ajax

In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of September 30, 2021 and December 31, 2020, the carrying value of the Company’s investment in Ajax was $1,700 and zero, respectively.

(g)	ShouTi

During the three months ended September 30, 2021, the Company purchased 494,035 shares of Series B preferred stock of ShouTi for $2,000 in cash. As ShouTi is structured as a company limited by shares, incorporated under the laws of the Cayman Islands and the Company is not a passive investor due to its collaboration with ShouTi on a number of drug discovery targets, the Company’s management determined that it has significant influence over the entity and therefore accounts for the investment as an equity method investment.

The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in ShouTi. The carrying value of ShouTi was $2,000 and zero as of September 30, 2021 and December 31, 2020, respectively. The Company has no obligation to fund ShouTi losses in excess of its initial investment. For the three and nine months ended September 30, 2021 and 2020 the Company recorded no gain or loss on the ShouTi investment.

(12)	Related Party Transactions
(a)	D. E. Shaw

For the three and nine months ended September 30, 2021 and 2020, the Company licensed technology and purchased services for $2,409, $5,467, $1,296, and $4,471, respectively, from companies controlled by David E. Shaw and/or affiliates of companies controlled by David E. Shaw (the “D. E. Shaw entities”), stockholders of the Company. In addition, D. E. Shaw entities purchased certain products and services from, and provided cost reimbursements to, the Company totaling $212, $253, $158 and $206 for the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had net payables of $2,136 and $3,464, respectively, to D.E. Shaw entities.

(b)	Board Member

For the three and nine months ended September 30, 2021 and 2020, the Company paid consulting fees of $100, $290, $95, and $269, respectively, to a member of its board of directors.

(c)	Bill and Melinda Gates Foundation

For the three and nine months ended September 30, 2021 and 2020, the Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $133, $1,005, $486 and $1,788 for the three and nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had net receivables of $94 and $543, respectively, due from the Bill & Melinda Gates Foundation.

The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, and $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of September 30, 2021 and December 31, 2020, the Company had no net receivables due from Gates Ventures, LLC.

(d)	ShouTi

During the three months ended September 30, 2021, the Company entered into a software agreement with ShouTi for approximately $300. Additionally, the Company entered into a software sales agreement with a ShouTi subsidiary for approximately $300. The Company recognized revenue of approximately $30 in the aggregate related to these agreements during the three months ended September 30, 2021.
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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment revenues:
Software	$24,280	$22,861	$74,672	$67,573
Drug discovery	5,570	2,936	17,089	7,490
Total segment revenues	$29,850	$25,797	$91,761	$75,063
Segment gross profit (loss):
Software	$17,669	$18,527	$56,514	$55,376
Drug discovery	(6,554)	(3,255)	(17,255)	(10,896)
Total segment gross profit	11,115	15,272	39,259	44,480
Unallocated:
Research and development	(23,219)	(17,019)	(65,759)	(47,376)
Sales and marketing	(5,556)	(3,969)	(16,175)	(13,120)
General and administrative	(17,014)	(9,729)	(46,253)	(28,316)
(Loss) gain on equity investments	—	—	(1,781)	4,156
Change in fair value	(627)	18,233	19,279	23,513
Interest income	286	463	1,063	1,732
Income tax benefit (expense)	4	35	(137)	(120)
Consolidated net (loss) income	$(35,011)	$3,286	$(70,504)	$(15,051)

The following table sets forth revenues by geographic area for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$21,824	$17,769	$58,405	$44,396
Europe	3,566	3,283	18,357	16,485
Japan	1,923	2,896	6,372	7,868
Rest of World	2,537	1,849	8,627	6,314
	$29,850	$25,797	$91,761	$75,063

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

We are using our computational platform for both collaborative and internal drug discovery programs. Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. Furthermore, in mid-2018, we launched a pipeline of internal, wholly-owned programs. We have recently advanced our first drug discovery programs in the area of oncology, which are our MALT1 and CDC7 inhibitor programs, into investigational new drug, or IND, enabling studies, and we plan to submit an IND application to the U.S. Food and Drug Administration for our MALT1 program in the first half of 2022.

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

We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding payments and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our internal pipeline programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. Under the terms of the agreement, we received an upfront payment of $55.0 million, and we are eligible to receive up to $2.7 billion in total milestone payments across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Collaboration and License Agreement” in Note 3 to our condensed consolidated financial statements for additional information relating to this agreement.

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

We generated revenue of $29.9 million and $25.8 million during the three months ended September 30, 2021 and 2020, respectively, representing year-over-year growth of 16%. Our net loss attributable to Schrödinger common stockholders and limited common stockholders was $35.0 million for the three months ended September 30, 2021. Our net income attributable to Schrödinger common stockholders and limited common stockholders was $3.9 million for the three months ended September 30, 2020.

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

We did not see material impacts to our business from the COVID-19 pandemic during the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020. While we do not expect the COVID-19 pandemic to have future material impacts on our business, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the COVID-19 pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases. In addition, due to the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our drug discovery programs, the COVID-19 pandemic could delay the progress of certain programs, particularly ones that are in clinical studies or preparing to enter clinical studies. Delays in these programs could result in delays in achieving milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

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

Professional services. Professional services, such as training, technical setup, installation or modeling services, where we use our software to perform tasks such as virtual screening and homology modeling on behalf of our customers, generally are not related to the core functionality of our software and are recognized as revenue when resources are consumed. Since each professional services agreement represents a unique, ad hoc engagement, professional services revenue may fluctuate from period to period.

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

Drug Discovery Revenue

We currently generate drug discovery revenue from discovery collaboration arrangements, including research funding payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from entering into collaborations or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $4.4 million and $10.1 million were included in our drug discovery revenue for the three and nine months ended September 30, 2021, respectively. However, we expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

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

(Loss) Gain on Equity Investments

(Loss) Gain on equity investments consists of realized gains in the form of cash distributions received from our equity investments offset by realized losses on the sale of equity.

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair value of our equity investments, including Nimbus Therapeutics, Inc., or Nimbus, ShouTi Inc., or ShouTi, Relay Therapeutics, Inc., or Relay, and Morphic Holding, Inc., or Morphic. We remeasure our investments at each period end.

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

Results of Operations

Comparison of the three and nine months ended September 30, 2021 and 2020

The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)
Revenues:
Software products and services	$24,280	$22,861	$1,419	6%	$74,672	$67,573	$7,099	11%
Drug discovery	5,570	2,936	2,634	90%	17,089	7,490	9,599	128%
Total revenues	29,850	25,797	4,053	16%	91,761	75,063	16,698	22%
Cost of revenues:
Software products and services	6,611	4,334	2,277	53%	18,158	12,197	5,961	49%
Drug discovery	12,124	6,191	5,933	96%	34,344	18,386	15,958	87%
Total cost of revenues	18,735	10,525	8,210	78%	52,502	30,583	21,919	72%
Gross profit	11,115	15,272	(4,157)	-27%	39,259	44,480	(5,221)	-12%
Operating expenses:
Research and development	23,219	17,019	6,200	36%	65,759	47,376	18,383	39%
Sales and marketing	5,556	3,969	1,587	40%	16,175	13,120	3,055	23%
General and administrative	17,014	9,729	7,285	75%	46,253	28,316	17,937	63%
Total operating expenses	45,789	30,717	15,072	49%	128,187	88,812	39,375	44%
Loss from operations	(34,674)	(15,445)	(19,229)	124%	(88,928)	(44,332)	(44,596)	101%
Other (expense) income:
(Loss) gain on equity investments	—	—	—	N/M	(1,781)	4,156	(5,937)	N/M
Change in fair value	(627)	18,233	(18,860)	N/M	19,279	23,513	(4,234)	N/M
Interest income	286	463	(177)	N/M	1,063	1,732	(669)	N/M
Total other (expense) income	(341)	18,696	(19,037)	N/M	18,561	29,401	(10,840)	N/M
(Loss) Income before income taxes	(35,015)	3,251	(38,266)	N/M	(70,367)	(14,931)	(55,436)	N/M
Income tax (benefit) expense	(4)	(35)	31	N/M	137	120	17	N/M
Net (loss) income	(35,011)	3,286	(38,297)	N/M	(70,504)	(15,051)	(55,453)	N/M
Net loss attributable to noncontrolling interest	(4)	(566)	562	N/M	(824)	(1,727)	903	N/M
Net (loss) income attributable to Schrödinger stockholders	$(35,007)	$3,852	$(38,859)	N/M	$(69,680)	$(13,324)	$(56,356)	N/M

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Revenues:
On-premise software	$15,496	$15,064	$432	3%	$47,303	$41,768	$5,535	13%
Hosted software	2,684	2,374	310	13%	7,988	6,820	1,168	17%
Software maintenance	4,401	3,536	865	24%	12,682	10,624	2,058	19%
Professional services	1,699	1,887	(188)	-10%	5,699	7,361	(1,662)	-23%
Revenue from contracts with customers	24,280	22,861	1,419	6%	73,672	66,573	7,099	11%
Contribution	—	—	—	0%	1,000	1,000	—	0%
Total software products and services	24,280	22,861	1,419	6%	74,672	67,573	7,099	11%
Drug discovery	5,570	2,936	2,634	90%	17,089	7,490	9,599	128%
Total revenues	$29,850	$25,797	$4,053	16%	$91,761	$75,063	$16,698	22%

On-premise software. The increase to on-premise software revenue was primarily attributable to the timing of multi-year agreements, increased sales from new and existing customers, and timing of revenue for customer renewals during the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020.

Hosted software. The increase in hosted software revenues for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was due to increased spend from existing hosted customers, as well as new customers purchasing hosted software subscriptions, for which revenue is recognized over time.

Software maintenance. The increase in revenues for software maintenance for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily due to the increase in on-premise software sales during prior periods, for which software maintenance revenue is recognized over time, partially offset by the revenue from one multi-year contract that was recognized in the third quarter of 2020.

Professional services. The decrease in revenues from professional services for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily due to the completion of a significant platform related service project in 2020 that resulted in an increase to recurring on-premise software revenue upon renewal, as well as the timing of technology and modeling service projects.

Contributions. Contribution revenue for the nine months ended September 30, 2021 and 2020 was due to funds received under an agreement with Gates Ventures, LLC, which began in June 2020.

Drug discovery. The increase in revenues for drug discovery was primarily due to the BMS collaboration services that began in November 2020, the timing and amount of collaboration milestones achieved, as well as research funding received during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$6,611	$4,334	$2,277	53%	$18,158	$12,197	$5,961	49%
Gross margin	73%	81%			76%	82%
Drug discovery	12,124	6,191	5,933	96%	34,344	18,386	15,958	87%

Software products and services. The increase in cost of revenues for software products and services during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was attributable to increases of approximately $1.3 million in personnel-related expenses, approximately $0.8 million in royalty expenses, and approximately $0.2 million in cloud computing expenses.

The increase in cost of revenues for software products and services during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to increases of approximately $4.4 million in personnel-related expenses, approximately $1.0 million in royalty expenses, and approximately $0.6 million in cloud computing expenses.

Software products and services gross margin. The decrease in software gross margin during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 reflects our investment to support the rollout of large-scale deployments of our platform, as well as an increase in royalty fees.

Drug discovery. The increase in cost of revenues for drug discovery during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was due to an approximately $3.4 million increase in CRO costs associated with the expansion and progression of collaboration drug discovery programs, an approximately $1.8 million increase in personnel-related expenses, an approximately $0.4 million increase in cloud computing expenses, and an approximately $0.3 million increase in royalty expenses.

The increase in cost of revenues for drug discovery during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to an approximately $9.7 million increase in CRO costs associated with the expansion and progression of collaboration drug discovery programs, an approximately $5.4 million increase in personnel-related expenses, an approximately $0.6 million increase in cloud computing expenses, and an approximately $0.3 million increase in royalty expenses, which was offset by decreases of approximately $0.1 million in other expenses.

Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Research and development	$23,219	$17,019	$6,200	36%	$65,759	$47,376	$18,383	39%

The increase in research and development expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, was due to an approximately $4.2 million increase in personnel-related expenses, an approximately $1.0 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, an approximately $0.5 million increase in cloud computing expenses, and an approximately $0.5 million increase in other expenses.

The increase in research and development expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was due to an approximately $11.8 million increase in personnel-related expenses, an approximately $5.2 million increase in CRO costs associated with the expansion and progression of internal drug discovery programs, an approximately $1.3 million increase in cloud computing expenses, and an approximately $0.1 million increase in other expenses.

Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
Sales and marketing	$5,556	$3,969	$1,587	40%	$16,175	$13,120	$3,055	23%

The increase in sales and marketing expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was attributable to an approximately $0.9 million increase in personnel-related expenses, an approximately $0.6 million increase in travel and marketing expense, and an approximately $0.1 million increase in other expenses.

The increase in sales and marketing expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to an approximately $2.8 million increase in personnel-related expenses, an approximately $0.2 million increase in travel and marketing expense, and an approximately $0.1 million increase in other expenses.

General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands)				(in thousands)
General and administrative	$17,014	$9,729	$7,285	75%	$46,253	$28,316	$17,937	63%

The increase in general and administrative expense during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was attributable to an increase of approximately $4.6 million in personnel-related expenses and an increase of approximately $2.6 million in other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure.

The increase in general and administrative expense during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was attributable to an increase of approximately $12.6 million in personnel-related expenses, an increase of approximately $4.8 million in other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure, and an increase of approximately $0.5 million of non-comparable costs related to the disposal of our equity stake in Relay.

(Loss) Gain on Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
(Loss) gain on equity investments	$-	$-	$-	$(1,781)	$4,156	$(5,937)

The loss on equity investments during the nine months ended September 30, 2021 was primarily due to the realized loss on the disposal of our equity stake in Relay. The gain on equity investments during the nine months ended September 30, 2020 represents realized gains in the form of a cash distribution received from the Petra Pharma Corporation, or Petra, merger on account of our equity stake in Petra.

Change in Fair Value

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Change in fair value	$(627)	$18,233	$(18,860)	$19,279	$23,513	$(4,234)

The change in fair value during the three months ended September 30, 2021 was due to a loss on our investment in Morphic of $0.6 million. The change in fair value during the three months ended September 30, 2020  was due to a gain on our investment in Relay of $18.0 million and a gain on our investment in Morphic of $0.2 million.

The change in fair value during the nine months ended September 30, 2021 was due to a gain on our investment in Morphic of $19.3 million. The change in fair value during the nine months ended September 30, 2020 was due to a gain on our investment in Relay of $18.0 million and a gain on our investment in Morphic of $8.5 million, offset by a loss on our investment in Nimbus of $3.0 million.

Interest Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Interest income	$286	$463	$(177)	$1,063	$1,732	$(669)

Interest income decreased during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 primarily due to a significant reduction in interest rates.

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$(4)	$(35)	$31	$137	$120	$17

Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense primarily represents our income tax obligations in certain foreign jurisdictions in which we conduct business.

Critical Accounting Policies and Significant Judgments and Estimates

Detailed information about our critical accounting policies and estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference into this Quarterly Report on Form 10-Q. There have been no significant changes to these policies during the nine months ended September 30, 2021.

Liquidity and Capital Resources

Historically we have incurred substantial operating losses and expect to continue to incur significant operating losses for the foreseeable future. We have not maintained profitability and may never become profitable in the future. As of September 30, 2021, we had an accumulated deficit of $199.2 million. Our operating cash flows are impacted by the magnitude and timing of our software sales and by the magnitude and timing of our drug discovery milestone achievements and research funding fees. Our primary use of cash is to fund operating expenses, which consist of research and development, sales and marketing, and general and administrative expenditures. Cash used to fund operating expenses is impacted by the timing of when we pay operating expenses to vendors and collect amounts due from customers and collaborators, which is reflected in changes in our operating assets and liabilities, including accounts payable, accrued expenses, prepaid expenses, deferred revenue, and accounts receivable.

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

On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of September 30, 2021, no securities have been sold under the Form S-3.

As of September 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $600.2 million. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view towards capital preservation and liquidity.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(50,931)	$(26,861)
Net cash provided by (used in) investing activities	5,279	(328,483)
Net cash provided by financing activities	6,735	539,848
Net (decrease) increase in cash and cash equivalents and restricted cash	$(38,917)	$184,504

Operating activities

During the nine months ended September 30, 2021, operating activities used approximately $50.9 million of cash, primarily due to a net loss of $70.5 million, which included a $19.3 million non-cash gain from changes in fair value, partially offset by $26.9 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation costs, and $1.8 million of non-cash loss on equity investments. Changes in our operating assets and liabilities used cash of approximately $10.2 million.

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

Investing activities

During the nine months ended September 30, 2021, investing activities provided approximately $5.3 million of cash, consisting of $0.9 million used for purchases of marketable securities, net of maturities, $6.2 million used for purchases of property and equipment and $3.7 million used to make equity investments in Ajax Therapeutics, Inc. and ShouTi, partially offset by $15.7 million provided by the sale of our equity stake in Relay and $0.4 million provided by the distribution of funds from Petra in connection with the Petra merger.

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

Financing activities

During the nine months ended September 30, 2021, financing activities provided approximately $6.7 million of cash primarily attributable to proceeds received upon stock option exercises.

During the nine months ended September 30, 2020, financing activities provided approximately $539.8 million of cash, primarily attributable to proceeds from our initial public offering of our common stock.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$132,715	$2,023	$25,968	$24,930	$79,794

(1)

Operating lease obligations consist of our continuing rent obligations through December 2037, primarily for our principal offices located in New York, New York and Portland, Oregon, which expire in December 2037 and September 2026, respectively.

In December 2020, we entered a five-year agreement with a third-party cloud provider for compute power. The agreement contains a minimum payment obligation, which totals $60 million over the five years after the date we entered into the new agreement. These amounts are not included in the table above because there is not an annual commitment.

In October 2021, we entered into a lease in Cambridge, Massachusetts for 16,727 square feet of office space. Under the terms of the lease, we will pay base rent of approximately $135 thousand per month with a 3% annual rental escalation. The term of the lease continues until April 1, 2032. These amounts are not included in the table above as the lease term commenced subsequent to September 30, 2021.

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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of significant operating losses. Our net loss attributable to Schrödinger common stockholders and limited common stockholders for the nine months ended September 30, 2021 and 2020 was $69.7 million and $13.3 million, respectively. Our net losses for the years ended December 31, 2020 and December 31, 2019 were $26.6 million and $25.7 million, respectively. As of September 30, 2021, we had an accumulated deficit of $199.2 million.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We have only recently advanced our first drug discovery programs, which are our MALT1 and CDC7 inhibitor programs, into investigational new drug, or IND, enabling studies, and we have not yet advanced any of our own drug discovery programs into human clinical trials. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 22% from $75.1 million in the nine months ended September 30, 2020 to $91.8 million in the nine months ended September 30, 2021, and increased by 26% from $85.5 million in the fiscal year ended December 31, 2019 to $108.1 million in the fiscal year ended December 31, 2020. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

As of September 30, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $600.2 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operations and capital expenditure requirements for at least the next 12 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have only recently selected our first development candidates, which are for our MALT1 and CDC7 inhibitor programs, and advanced the programs into IND-enabling studies. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.

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

We expect to rely on third parties to synthesize any molecules with therapeutic potential that we discover. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for IND, submissions and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. These facilities may also be affected by natural disasters, such as floods or fire, or geopolitical developments or public health pandemics, such as COVID-19, or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.

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

We only began conducting our own internal drug discovery efforts in mid-2018. We have only recently selected our first development candidates, which are for our MALT1 and CDC7 inhibitor programs, and advanced the programs into IND-enabling studies. As a company, we do not have any experience in clinical development and have not advanced any product candidates into clinical development. Our lack of experience in conducting clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions you make about the future success or viability of our internal drug discovery programs may not be as accurate as they could be if we had a history of conducting clinical trials and developing our own product candidates.

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

For the three and nine months ended September 30, 2021 and the year ended December 31, 2020, sales to customers outside of the United States accounted for approximately 27%, 36%, and 44% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

As of November 4, 2021, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 29.7% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 38.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price has been, and is likely to continue to be volatile. Since our initial public offering in February 2020 and through November 4, 2021, the intraday price of our common stock has fluctuated from a low of $25.50 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of November 4, 2021, we had outstanding 61,731,520 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

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

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. Any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.

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

Schrödinger, Inc.

Date: November 10, 2021	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Joel Lebowitz
Chief Financial Officer (Principal Financial Officer)