Form 10-K
period 2021-12-31
Schrodinger, Inc.
filed 2022-02-24
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $3,519,898,945 based upon the closing sale price of the registrant’s common stock on that date.

As of February 18, 2022, the registrant had 61,873,343 shares of common stock and 9,164,193 shares of limited common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2022 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2021. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Portland, OR

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

•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•	the potential advantages of our drug discovery programs;
•	the rate and degree of market acceptance of our software solutions;
•	the potential continued impact of the COVID-19 pandemic on our business, operations, liquidity and prospects;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our software solutions and any product candidate we or any of our collaborators may in the future develop;
•	our marketing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify technologies with significant commercial potential that are consistent with our commercial objectives;
•	our expectations related to the use of our cash, cash equivalents, and marketable securities;
•	our expectations related to the key drivers of our performance;
•	the impact of government laws and regulations;
•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing products, technologies, or therapies that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel.

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

•	As a company, we do not have any experience in clinical development and have not advanced any product candidate into clinical development.
•

We may not be successful in our efforts to identify, discover or develop product candidates and may fail to capitalize on programs, collaborations, or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

•	Conducting successful clinical trials requires the enrollment of a sufficient number of patients, and suitable patients may be difficult to identify and recruit.
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

•	Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to influence all matters submitted to stockholders for approval.
•	Our actual operating results may differ significantly from our guidance.

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

Over the past several decades and with the concerted efforts of hundreds of our scientists and software engineers, we have developed a physics-based computational platform that is capable of predicting critical properties of molecules with a high degree of accuracy. This key capability enables drug discovery teams to design and selectively synthesize molecules with more optimal properties, reducing the average time and costs required to identify a development candidate and increasing the probability that a drug discovery program will enter clinical development. Furthermore, we believe that development candidates with more optimized property profiles will have a higher probability of success in clinical development. Additionally, since the physics underlying the properties of drug molecules and materials is the same, we have been able to extend our computational platform to materials science applications in fields such as aerospace, energy, semiconductors, and electronic displays.

We offer our customers a variety of software solutions that accelerate all stages of molecule discovery, design, and optimization. In 2021, all of the top 20 pharmaceutical companies, measured by 2020 revenue, licensed our solutions, accounting for $42.0 million, or 37%, of our software revenue in 2021. The widespread adoption of our software, supported by our global team of sales, technical, and scientific personnel, has driven steady growth in our software revenue. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an annual contract value, or ACV, in excess of $100,000. We had 190, 153, and 131 such customers, which represented 80%, 79%, and 78% of our total ACV, for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, our customer retention rate for our customers with an ACV over $100,000 for the year ended December 31, 2021 was 98% and was 96% or higher for each of the previous eight fiscal years. We believe the growth in the number of our customers demonstrates that companies are increasingly recognizing the power and efficiency of our platform while the retention in this group is indicative of the continued value of our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” for additional information regarding ACV and customer retention rate.

We also leverage our platform and capabilities across a portfolio of collaborative and internal drug discovery programs spanning a wide range of disease targets and indications. Our drug discovery group is comprised of a multidisciplinary team of over 100 experts in protein science, biochemistry, biophysics, medicinal and computational chemistry, and discovery scientists with expertise in preclinical and early clinical development. During the year ended December 31, 2021, we collaborated on more than 20 drug discovery programs with more than ten different biopharmaceutical companies. These collaborations generate drug discovery revenue, including upfront payments, research funding payments, and discovery and development milestones, and have the potential to produce additional milestone payments, option fees, and future royalties.

Furthermore, in mid-2018, we launched a pipeline of internal, wholly-owned programs with the goal of rapidly advancing the discovery of best-in-class and first-in-class therapies. Our initial programs are focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. We continue to advance multiple internal programs through investigational new drug, or IND, -enabling studies. We expect to submit an IND application to the U.S. Food and Drug Administration, or FDA, for our MALT1 program in the first half of 2022, and subject to receiving regulatory clearance, we expect to initiate a Phase 1 clinical trial of our MALT1 inhibitor in patients with relapsed and resistant lymphoma in the second half of 2022. We also plan to submit IND applications to the FDA for our CDC7 program in early 2023 and our WEE1 program in 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in 2023, subject to receipt of regulatory clearance. While our revenue-generating collaborations are an important component of our business, our strategy is to pursue an increasing number of wholly-owned programs and strategically evaluate on a program-by-program basis entering into clinical development ourselves, entering into collaborations, or out-licensing programs to maximize commercial opportunities.

As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our internal pipeline programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. Under the terms of the agreement, we received a $55.0 million upfront payment from BMS, and we are eligible to receive up to $2.7 billion in total milestones from BMS across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.

We generated revenue of $137.9 million, $108.1 million, and $85.5 million in 2021, 2020, and 2019, respectively, representing year-over-year growth of 28% and 26%, respectively. Our net loss was $101.2 million, $26.6 million, and $25.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

•

Growing and expanding our software business: We have experienced steady growth in our software revenues, achieving $113.2 million in revenue in 2021, an increase of 22% compared to 2020, primarily driven by broad adoption of our software solutions by the biopharmaceutical industry and the expansion of our materials science business.

▪

Life science software business: In 2021, all of the top 20 pharmaceutical companies, measured by 2020 revenue, licensed our solutions, accounting for $42.0 million, or 37%, of our software revenue in 2021. However, we estimate that many of our largest customers are currently purchasing only enough software to optimally enable only a small portion of their drug discovery projects, which typically represents a small fraction of their drug discovery projects. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV of over $100,000. We had 190, 153, and 131 such customers for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, we had 15, 16, and 10 customers for the years ended December 31, 2021, 2020, and 2019, respectively, with an ACV of over $1.0 million. We intend to leverage our existing relationships with our customers to drive larger-scale adoption of our solutions. Further, we believe there remains a large opportunity for growth as there are thousands of biopharmaceutical companies that could benefit from our solutions.

▪

Materials science software business: Beyond drug discovery, our solutions can be leveraged for broad application to address industrial challenges in molecule design, including in the fields of aerospace, energy, semiconductors and electronic displays. We intend to continue growing this business through increased brand awareness and a build-out of industry-specific functionality.

•

Accelerating growth of our drug discovery business: We also apply our computational platform across a diversified portfolio of drug discovery programs through collaborations with biopharmaceutical companies, and through our own efforts on internal programs. Our collaborations generate revenues through upfront payments, research funding, preclinical and clinical milestones as well as the potential for option fees, commercial milestones, and future royalties. We also benefit from equity positions in certain of our collaborators

▪	We are actively working with our collaborators to discover novel therapies. We also intend to add new collaborations that offer scientific synergies and favorable economic terms.

▪

We plan to progress our existing internal programs, including our MALT1, CDC7 and WEE1 inhibitor programs, and continue to add new programs that leverage our computational platform. As we progress these programs, we will strategically evaluate on a program-by-program basis entering into preclinical and clinical development ourselves, entering into collaborations, or out-licensing programs to maximize commercial opportunities.

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

The traditional approach to drug discovery takes too long, is too prone to failure, and is too costly. Successfully reaching an IND application filing requires on average five to six years, and the average success rates suggest two out of three projects will fail. Accounting for such failures, the industry average cost to complete a successful IND filing is $35 million.

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

Our Platform

Over the past several decades and with the concerted effort of hundreds of our scientists and software engineers, we have developed a computational platform that is capable of predicting critical properties of molecules with a high degree of accuracy. We have built our platform on a foundation of rigorous, physics-based methods, combined with the rapid data processing and scaling advantages of machine learning, that together provide a significant advantage over traditional methods. We believe that physics-based simulation is at a strategic inflection point as a result of the increased availability of massive computing power, combined with a more sophisticated understanding of models and algorithms and the growing availability of high-resolution protein structures.

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
•

Scale. Our platform can explicitly evaluate billions of molecules per day, whereas traditionally operated discovery projects only synthesize approximately one thousand molecules per year, thereby increasing the probability that we find a novel molecule with the desired property profile.

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

•

Large-Scale Molecule Evaluation: the ability to scale our calculations of key drug properties to ultra-large idea sets of billions of molecules to enable more rapid and successful identification of high-quality drug candidate molecules; and

•

Integrated Data Management and Visualization: the ability to generate, access, and analyze the data derived from complex calculations integrated with assay data through a powerful and user-friendly graphical interface.

Recognition of our scientific advances has come through customer adoption, and in citations of publications in peer reviewed journals. For example, the initial paper describing our ligand-protein docking program, Glide, published in 2004 is one of the most cited papers in the history of the Journal of Medicinal Chemistry, a premier journal in its field. Glide continues to be broadly used as a hit-finding technology throughout the biopharmaceutical industry by our customers. We have made many similar scientific advances in fields including druggability assessment, affinity calculation, protein structure refinement, and molecule ideation and design. These advances were achieved by our team of hundreds of Ph.D.-level scientists and software engineers with extensive input from our Scientific Advisory Board, or SAB, which includes thought leaders in computational chemistry, physics-based simulations, statistical mechanics, and machine learning.

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

Software Business

Overview

We are the leading provider of computational software solutions for drug discovery to the biopharmaceutical industry. In 2021, all of the top 20 pharmaceutical companies, measured by 2020 revenue, licensed our solutions, accounting for $42.0 million, or 37%, of our software revenue in 2021. Additionally, in 2021, our software was used by researchers around the world at more than 1,710 academic institutions. The widespread adoption of our software is supported by an approximately 150-person global team of sales, technical, and scientific personnel. Our direct sales operations span across the United States, Europe, Japan, India, and South Korea, and we have sales distributors in other important markets, including China.

We have a diverse and large existing customer base, ranging from startup biotechnology companies to the largest global pharmaceutical companies as well as an increasing number of materials science customers. Our ten largest software customers represented approximately 33% of our software revenue in 2021, including one customer that makes up 14% of total revenue. We continue to expand our customer base as we promote the education and recognition of the potential of our computational platform across industries. As of December 31, 2021, we had 1,647 active customers, which we define as the number of customers who had an ACV of at least $1,000 in a given fiscal year.

We believe there is a significant opportunity to expand the adoption of our platform within our growing customer base. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV over $100,000. We had 190, 153, and 131 such customers for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, we had 15, 16, and 10 customers for the years ended December 31, 2021, 2020, and 2019, respectively, with an ACV of over $1.0 million. For the year ended December 31, 2021, our top 10 customers, measured by ACV, accounted for $34.1 million of our total ACV compared to $28.5 million for the year ended December 31, 2020. We believe biopharmaceutical companies are increasingly recognizing and applying the power and efficiency of our platform.

Furthermore, we believe our sales and marketing approach and the quality of our software solutions help us cultivate long-standing relationships and reoccurring sales. This is demonstrated by the length of our key relationships, with the average tenure of our 10 largest customers in 2021 being over 17 years. Furthermore, our ability to expand our customer relationships over time is exemplified by our ability to retain our customers with an ACV over $100,000. For the year ended December 31, 2021, our year-over-year customer retention rate for our customers with an ACV over $100,000 was 98% and was 96% or higher for each of the previous eight fiscal years. We believe the continued expansion of our customer base coupled with our ability to expand our customers’ use of our software will continue to drive revenue growth. The figure below shows the different ways in which we are accelerating our growth.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” for additional information regarding ACV and customer retention rate.

Our Software Solutions for Drug Discovery

We offer our customers a variety of software solutions that accelerate all stages of molecule discovery, design, and optimization pursuant to agreements with terms typically for one year. Our licenses give our customers the ability to execute a certain number of calculations across specified software solutions. Certain of our key software solutions are highlighted below, along with the particular stage of drug discovery in which they are employed.

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
o

FEP+ is our free energy calculation software. In hit discovery, this software can be used to replace the central core of earlier known tight binding molecules to identify novel, highly potent molecules unavailable in library collections. Often these molecules have much higher binding affinity and have a better property profile than typical hit molecules. FEP+ can also be used to calculate absolute binding affinities, which enables the software to evaluate and triage diverse molecules sharing no common peripheral features in a hit discovery context.

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
o

Induced Fit Docking can computationally predict the binding mode of molecules to a binding site of a protein, including predicting how the conformation of the protein binding site may reorganize upon binding the molecule.

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

Furthermore, in January 2022, we acquired XTAL BioStructures, Inc., a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which we believe will expand our offerings to include an advanced and differentiated service that provides customers access to protein structures that have been computationally validated and are ready for structure-based virtual screening and lead optimization.

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

The figures below show the number of collaborative programs we have worked on in each given year, as well as the amount of drug discovery revenue we have generated for the periods presented. While our revenue-generating collaborations are an important component of our business, our strategy is also to pursue an increasing number of internal programs and strategically evaluate on a program-by-program basis entering into preclinical and clinical development ourselves, entering into collaboration, or out-licensing programs to maximize commercial opportunities. As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and clinical development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. Furthermore, in August 2021, we entered into a global discovery, development and commercialization collaboration with Zai Lab Limited focused on a novel program in oncology targeting DNA damage response. These programs are not included in the number of collaborative programs described below. See “—Our Pipeline” for a further discussion of these programs.

Furthermore, collaborative programs which we did not actively work on in a given year, but for which we are still eligible to receive potential milestone payments and royalties, are not included in the number of collaborative programs below. For the year ended December 31, 2021, we had seven such programs compared to nine and two for the years ended December 31, 2020, and 2019, respectively.

Our drug discovery revenue consists of revenue generated from collaborations through the combination of upfront payments, research funding payments, discovery and development milestones, and other fees, as well as any revenue generated from our pipeline of internal drug discovery programs, including revenue generated from our collaboration with BMS. As part of the BMS collaboration in November 2020, we received an upfront payment of $55.0 million. Approximately $13.7 million and $1.0 million of the upfront payment were included in our drug discovery revenue for the years ended December 31, 2021 and 2020, with the remainder recorded as deferred revenue as of December 31, 2021.

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

•	Access to massive compute power: Ability to run our computational software at scale, thereby avoiding the time and cost needed to build such computational infrastructure on their own.
•	Early access to cutting-edge functionality: Real-time access to emerging solutions as they are being developed.
•

Target exclusivity: Under our collaboration agreements, we agree to design drugs for a particular protein target or targets using our computational platform and knowhow exclusively for the collaborator.

Collaboration Agreements

We have entered into a number of collaborations with biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutics areas, including without limitation, various programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immune-oncology, cardiopulmonary disease and tuberculosis. Our current collaborators include Ajax Therapeutics, Inc., Bright Angel Therapeutics Inc., Morphic Holding, Inc., or Morphic, Nimbus Therapeutics, LLC, Sanofi S.A., ShouTi Inc., TB Alliance and Takeda Pharmaceuticals Company Limited, or Takeda. With the exception of Takeda, where we retain all intellectual property rights until Takeda exercises its option to acquire a program, all of the programs being pursued under these collaborations are fully owned and controlled by each respective collaborator. Our opportunity to receive potential revenues from any of these programs is generally limited to research funding payments, development, regulatory, and commercial milestones, option fees to license projects and royalties on commercial sales, if any. We are not responsible for advancing their preclinical or clinical development or their commercialization, if approved.

Equity Stakes. We have received equity consideration in certain of our collaborators, and from time to time, we have also made additional equity investments in certain of these collaborators. As noted above, all of these programs are fully owned and controlled by each respective collaborator, with the exception of Faxian, which is a 50/50 joint venture. The following table presents our equity stakes on an issued and outstanding basis as of December 31, 2021:

Company	Ownership %
Ajax Therapeutics, Inc.	6.3%
Bright Angel Therapeutics Inc.	33.3%
Faxian Therapeutics, LLC (JV)	50.0%
Morphic Holding, Inc. (1)	2.3%
Nimbus Therapeutics, LLC (2)	5.5%
Ravenna Pharmaceuticals, Inc.	3.1%
ShouTi, Inc.	4.5%

(1)

Based on the number of shares of common stock outstanding as of November 1, 2021, as reported on Morphic’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, as filed with the SEC on November 4, 2021.

(2)	On a fully diluted basis

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

Many of our collaborative programs are currently still in the discovery stages. Generally, the size of the payments we are eligible to receive from a collaborative program increases as the program advances. As a result of the broader validation of our platform, we intend to pursue an increasing number of wholly-owned programs, and we will continue evaluating new collaborative programs that fit our selection criteria and where the collaborator’s particular expertise has the potential to create substantial value. Importantly, our current collaboration agreements typically also contemplate additional program targets being added, allowing our collaborators to potentially increase the number of programs under our current collaboration agreements.

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

How We Work with Our Collaborators. Generally, our existing collaboration agreements provide that we agree to design drugs for a particular target or targets using our computational platform and knowhow exclusively for the collaborator. With the exception of Takeda, where we retain all intellectual property rights until Takeda exercises its option to acquire a program, the collaborator retains the intellectual property related to any molecules developed under the collaboration. Generally, our collaborators are not contractually required to provide us with, nor do we expect generally to receive, access to nonpublic information regarding key developments related to the advancement of these collaboration programs, such as clinical trial results, including safety and efficacy data, regulatory communications, or commercialization plans and strategies. To the extent we do receive such information, our collaboration agreements generally require us to maintain the confidentiality of information we receive under the collaboration.

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

Our Pipeline

In mid-2018, we launched a pipeline of internal, wholly-owned programs with the goal of rapidly advancing the discovery of best-in-class and first-in-class therapies. Our initial programs are focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. We continue to advance multiple internal programs through investigational new drug, or IND, -enabling studies. We expect to submit an IND application to the FDA for our MALT1 program in the first half of 2022, and subject to receiving regulatory clearance, we expect to initiate a Phase 1 clinical trial of our MALT1 inhibitor in patients with relapsed and resistant lymphoma in the second half of 2022. We also plan to submit IND applications to the FDA for our CDC7 program in early 2023 and our WEE1 program in 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in 2023, subject to receipt of regulatory clearance. Our strategy is to pursue an increasing number of wholly-owned programs and strategically evaluate on a program-by-program basis entering into preclinical and clinical development ourselves, entering into collaborations, or out-licensing programs to maximize commercial opportunities.

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

Furthermore, in August 2021, we entered into a global discovery, development and commercialization collaboration with Zai Lab Limited focused on a novel program in oncology targeting DNA damage response. Under the terms of the agreement, we are entitled to receive an upfront payment, and if we elect to co-fund clinical development of a product candidate under the collaboration, we will be entitled to receive 50% of any profits from the commercialization of an approved therapeutic in the United States. We are also eligible to receive up to approximately $338 million in preclinical, clinical, regulatory and sales-based milestone payments from Zai Lab Limited for any product candidate developed under the collaboration, and we are entitled to receive tiered royalties on net sales outside the United States.

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

MALT1 Inhibitor Program

We are developing novel MALT1 inhibitors for the treatment of patients with non-Hodgkin’s lymphoma and chronic lymphocytic leukemia who are resistant to or have relapsed on Bruton’s tyrosine kinase, or BTK, inhibitors, a currently-approved therapy for lymphoma patients. Constant activation of nuclear factor-kappa B, or NF-κB, a key signaling molecule in B cells, is a hallmark of several subtypes of lymphoma. MALT1 is a key mediator of the NF-κB signaling pathway, the main driver of a subset of B-cell lymphomas and functions by forming a complex with CARMA1 (Caspase recruitment domain-containing protein 11 also known as CARD-containing MAGUK protein 1) and BCL10 (B-cell lymphoma/leukemia 10) to mediate antigen receptor-induced lymphocyte activation. MALT1 is considered a potential therapeutic target for several subtypes of non-Hodgkin’s lymphomas.

Activated B-cell, or ABC, a subtype of diffuse large B-cell lymphoma, or ABC-DLBCL, is the most common type of aggressive non-Hodgkin’s B-cell lymphoma. ABC-DLBCL is associated with a number of mutations that trigger a constitutively active NF-κB signaling pathway, which often is mediated by increased MALT1 protease activity. Among these mutations is a gain of function mutation or amplification of MALT1, which has also been identified in ABC-DLBCL patients.

Our program utilizes our physics-based software platform to enable the identification and advancement of multiple novel series from hit finding to lead optimization. Combining multi-parameter optimization, FEP+, and machine learning, we were able to prioritize tight-binding compounds with drug-like properties, and identify multiple novel and distinct chemical series which showed strong anti-tumor activity, ultimately enabling development candidate selections in our MALT1 inhibitor program in under two years.

As shown in the figures below, in preclinical studies, one of our MALT1 inhibitors, Compound 1, showed anti-tumor activity in a MALT1 enzymatic assay and strong anti-proliferative effect in cell viability in a BTK inhibitor resistant OCI-LY3 B-cell non-Hodgkin’s lymphoma cell line, when compared to ibrutinib, a covalent BTK inhibitor.

As shown in the figures below, in preclinical studies, Compound 1 also demonstrated strong anti-tumor activities as a single agent in BTK inhibitor resistant OCI-LY3 cells and in BTK sensitive OCI-LY10 B-cell non-Hodgkin’s lymphoma in vivo cell-line derived xenograft (CDX) models.

TPGS = D-alpha-tocopheryl polyethylene glycol succinate, a solvent used in co-administration for drug dosing in animals; TID = three times a day dosing; SDD = spray dried dispersion

In addition, Compound 1 demonstrated strong anti-tumor activities in combination with ibrutinib in the BTK inhibitor sensitive in vivo models, such as the ABC-DLBCL patient-derived xenograft (PDX) model LY2298 and the OCI-LY10 CDX model.

Beyond ABC-DLBCL disease models, Compound 1 also demonstrated single agent anti-tumor activity in an in vivo mantle cell lymphoma REC-1 CDX model. Compound 1 also showed strong combination effects with venetoclax (an inhibitor of the anti-apoptotic protein B-cell lymphoma 2 (BCL2)) on inhibition of cancer cell viability in the OCI-LY10 CDX model.

QD = once per day dosing; BID = twice a day dosing

These data suggest that targeting MALT1 may expand therapeutic options for patients with selected B-cell lymphomas, such as ABC-DLBCL, with the possibility of expanding into other B-cell lymphomas such as mantle cell lymphoma. Furthermore, these small molecule MALT1 inhibitors demonstrated potential in combination with BTK inhibitors to overcome drug-induced resistance to BTK inhibitors in patients with relapsed/refractory B-cell lymphomas. Taken together, we believe the data present an opportunity to move a potential best-in-class MALT1 inhibitor into clinical trials, subject to the submission of our IND application and clearance from the FDA, and strongly underscore the therapeutic potential of our MALT1 inhibitors. We expect to submit an IND application to the FDA for our MALT1 program in the first half of 2022, and subject to receiving regulatory clearance, we expect to initiate a Phase 1 clinical trial of our MALT1 inhibitor in patients with relapsed and resistant lymphoma in the second half of 2022.

CDC7 Kinase Inhibitor Program

We are developing tight-binding, selective, novel small molecule inhibitors of CDC7 for the treatment of advanced solid and liquid tumors. CDC7 is a serine/threonine protein kinase that has been shown to play important roles in DNA replication initiation and in response to replication stress and DNA damage. CDC7 levels are high in certain tumors, and are thought to be linked to these cancer cells’ proliferative capacity and ability to bypass normal DNA damage responses.

CDC7 phosphorylates and activates the enzymes responsible for DNA replication initiation and proteins involved in replication stress response. Disruption of CDC7 activity in cancer cells leads to delayed DNA replication, increased replication stress, cell cycle abnormalities, and cell death.

The antiproliferative potential of CDC7 inhibition was validated by a third party in Phase 1 clinical trials of a CDC7 inhibitor in which responses were observed in patients, including those with bladder and pancreatic cancer. Prior to this positive result, existing CDC7 inhibitors were not sufficiently tight-binding, lacked selectivity, and demonstrated poor pharmacokinetic properties.

In order to maximize the anti-cancer activities of CDC7 inhibitors, very tight-binding inhibitors are required to achieve durable clinical impact as monotherapy or in the context of clinical combinations. Using our computational platform, we have identified multiple tight-binding, selective, and novel CDC7 inhibitor series.

As shown in the figures below, our advanced preclinical molecules, compound 1 (Cpd-1) and compound 2 (Cpd-2), demonstrated inhibition of recombinant human CDC7 in a biochemical kinase assay and inhibition of the phosphorylation of the serine in position 53, or S53, of the protein MCM2, or pMCM2, a downstream substrate of CDC7, in a Colo205 colorectal cancer cell line.

Dose-dependent inhibition of CDC7 by Compound-1 (Cpd-1)

or Cpd-2 in a biochemical kinase (ADP-Glo) assay

Inhibition of phosphorylation of MCM2 (CDC7 substrate) at S53 by CDC7 inhibitors in Colo205 cells measured by MSD (Meso Scale Discovery) assay

Furthermore, Cpd-1 showed tumor growth inhibition resulting in tumor regression in the Colo205 colorectal cancer CDX model at doses that did not result in significant body weight loss. Cpd-1 also showed a dose-dependent increase in plasma drug concentration and a dose-dependent decrease in intratumoral pMCM2 in the Colo205 CDX model. In mouse models of acute myeloid leukemia, Cpd-1 also showed strong anti-tumor activity at doses that did not result in significant body weight loss.

As also shown in the figures below, a combination of our advanced preclinical molecule, compound 4 (Cpd-4), with venetoclax (an inhibitor of the anti-apoptotic protein B-cell lymphoma 2 (BCL2)), olaparib (an FDA-approved PARP inhibitor marketed as LYNPARZA by AstraZeneca), ceralasertib (an ataxia telangiectasia and RAD-3relate, or ATR, inhibitor), or adavosertib (a WEE1 inhibitor) showed synergistic effect on inhibition of cancer cell viability in the indicated cancer cell lines, which are the acute myeloid leukemia cell line, or MV-4-11, the lung cancer cell line, or H460, and the Colo205 colorectal cancer cell line.

All competitor data is internally generated by contract research organizations, using commercially available tools or synthesized by third-party research chemists using publicly available structure information.

WEE1 Kinase Inhibitor Program

WEE1 is a gatekeeper checkpoint kinase that prevents cellular progression through the cell cycle allowing time for DNA repair before cell division takes place. Inhibition of WEE1 allows for accumulation of DNA damage, triggering DNA breakage and apoptosis in tumor cells. We are therefore developing tight-binding, selective WEE1 inhibitors with optimized physicochemical properties that we believe will be well suited for combinations with DNA damage response inhibitors such as PARP and ATR inhibitors and other targeted therapies for the treatment of ovarian, colorectal, breast, and other solid tumors.

A WEE1 inhibitor currently being investigated in Phase 2 clinical trials by a third party has shown clinically meaningful tumor regression with partial responses and stable disease in ovarian and uterine cancer, and is being studied in combinations with chemotherapy, PARP inhibitors, and immunotherapy.

A prior third party WEE1 inhibitor that has advanced to clinical trials may have off-target effects resulting from inhibition of other kinases, and inactivation of a liver enzyme, CYP3A4, which is responsible for elimination of drug and drug metabolites from the body, making dosing and combinations more challenging. We believe our computational platform can be used to identify tight-binding molecules with optimized drug-like properties that exhibit neither of these liabilities.

As shown in the figure below, we have identified WEE1 inhibitor lead molecules that are tight-binding and highly selective, and have exhibited a favorable drug-like property profile, including no observable inactivation of CYP3A4. We have benchmarked our compounds against AZD-1775, a WEE1 inhibitor being advanced by AstraZeneca, and Zn-C3, a WEE1 inhibitor being advanced by Zentalis Pharmaceuticals, and our lead molecules have shown comparable binding affinity against WEE1, as measured by Kd, a measure of binding affinity.

Our compounds have also shown comparable effects on the viability of the A427 non-small cell lung cancer cell line and the OVCAR3 high grade serous ovarian cancer cell line.  The selectivity of our WEE1 inhibitors was evaluated by profiling one of our lead compounds at 1 uM across a panel of over 450 kinases.  Our WEE1 inhibitor showed high selectivity for WEE1 in this assay panel, binding significantly, with a greater than 90% inhibition relative to control, to only eight other kinases.

Furthermore, time-dependent inhibition, or TDI, of the enzyme CYP3A4 often results in clinically significant drug-drug interactions, or DDI.  In vitro, our compound showed no measurable TDI of CYP3A4, which we believe might lead to a lower potential liability for DDI if our WEE1 inhibitors were used in combination with other agents. We are pursuing in vitro and in vivo WEE1 and PARP inhibitor combination studies and studies in patient-derived tumor mouse models and other combinations, which we believe may have implications for future clinical combination trials.

All competitor data is internally generated by contract research organizations, using commercially available tools or synthesized by third-party research chemists using publicly available structure information.

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

Other and Future Programs

We have identified a large number of protein targets that we believe are amenable to our computational platform, which creates a large and growing inventory of targets that we can potentially advance into discovery programs. Our drug discovery group also intends to pursue targets with strong biological validation and therapeutic potential that currently lack protein structures of sufficient quality to permit the use of our computational platform for drug discovery. We are actively pursuing strategic alliances with collaborators that have the ability to generate high-quality protein structures for these targets, which will enable us to initiate discovery efforts. For example, as part of these efforts, in 2020 we entered into strategic partnerships with Viva Biotech to access new x-ray crystal structures as well as with Thermo Fisher Scientific to obtain structures of protein complexes leveraging cryo-EM technology. Furthermore, in January 2022, we acquired XTAL BioStructures, Inc., a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which we believe will augment our ability to produce high quality target structures for our drug discovery programs.

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

In addition to our programs highlighted above, we are also progressing a number of undisclosed programs in the areas of oncology, immunology, and neurology. We are pursuing certain of these programs on our own and certain of these programs are being advanced in collaboration with BMS pursuant to our collaboration agreement described above, as well as under a separate collaboration agreement with BMS that we entered into in August 2021 to discover, develop and commercialize bifunctional protein degraders. All of these programs are currently in the discovery stage, and we have not yet identified a development candidate for any of these programs.

Technical Details of Our Key Technologies

Calculation of key drug properties using physics-based methods

Over the past several decades and with the concerted effort of hundreds of our scientists and software engineers, we have developed a physics-based computational platform that is capable of predicting the binding affinity of a drug molecule with a high degree of accuracy. The binding affinity of a drug molecule to a target protein is the key driving force of its in vivo efficacy. Specifically, when a drug binds to a target protein, the affinity with which it binds directly affects the extent to which it will modulate the function of the protein. Therefore, the ability to predict the binding affinity of a drug molecule to a target protein with a high degree of accuracy can significantly accelerate discovery of new efficacious medicines.

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

We have developed a solution to consistently assess all of these contributions to binding with a high degree of accuracy, building on a method called “free energy perturbation.” Free energy perturbation perturbs, or transforms, an initial molecule into another molecule of interest and evaluates how that transformation changes binding affinity to a particular protein target. Our solution for conducting these calculations is called FEP+. FEP+ is enabled by the following differentiated constituent technologies:

•	classical molecular mechanics force field with broad coverage of drug-like molecules with a high degree of accuracy;
•	an automated workflow allowing for force field coverage to be extended on the fly utilizing our accurate quantum mechanics software;
•	computationally efficient molecular dynamics engine that runs on graphic processing units;
•	efficient, enhanced sampling methods that allow the calculation to be converged with reduced simulation times;
•	automated atom-mapping and interaction-mapping assignment; and
•	ability to scale these calculations to leverage large cloud computing environments.

All of these constituent technologies are necessary to achieve the accuracy, scalability and applicability of our free energy perturbation implementation.

In a notable peer-reviewed study including approximately 3,000 molecules across approximately 90 distinct projects, FEP+ exhibited an error profile that indicates its affinity predictions approach the accuracy of running a laboratory experiment. FEP+ is also able to perform these computations more rapidly than experimental assays. Computational assessment of a molecule utilizing FEP+ requires approximately only a few hours. In comparison, it often takes weeks to synthesize a drug-like molecule and assay its binding affinity for the target of interest in a laboratory. As a result, our FEP+ solution can be used to explore very large numbers of molecules to identify drug candidates much more rapidly than would be possible solely using experimental approaches.

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

Enumeration of extremely large libraries of molecules

We have developed methods to enumerate extremely large libraries of molecules with our PathFinder software solution, thereby allowing our software customers, our drug discovery collaborators, and our internal drug discovery team to explore a much larger portion of chemical space than is possible through manual design. The chemical enumeration technology we have developed incorporates the most commonly used chemical reactions and can, in a fully automated fashion, computationally explore billions of alterations of a molecule of interest.

Scaling accurate physics-based calculations to extremely large libraries of molecules

Although FEP+ calculations have been shown to be accurate, it is not possible to apply these calculations to billions of molecules given the current availability of computing resources. To address this problem, we developed an approach that leverages the accuracy of FEP+, but allows for exploration of billions of molecules rapidly by leveraging machine learning. We have succeeded in integrating our physics-based molecule scoring with highly computationally efficient modern machine-learning methods. This combined approach allows us to apply our physics-based calculations to much larger sets of molecules than would otherwise be computationally tractable. This allows us to both increase the speed and likelihood of identifying clinically viable molecules.

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

In developing FEP+, we were able to resolve deficiencies in early attempts to develop physics-based methods. FEP+ calculations are much more accurate than either conventional machine learning or modern machine learning when scoring molecules structurally distinct from the training set data. In addition, by integrating FEP+ with our machine learning implementation, which we refer to as AutoQSAR/DeepChem, we developed a solution that we refer to as Active Learning FEP+. Active Learning FEP+ combines the accuracy of free energy calculations with the speed of machine learning calculations and can be used to explore up to billions of molecules within a day. By further combining this functionality with our ability to enumerate large sets of molecules provided by PathFinder and our ability to build and manage complex workflows utilizing cloud resources, we are able to deploy these capabilities at scale to advance projects.

Active Learning FEP+ is depicted in the figure below.

FEP+ is used to build a local model for a large library of molecules instead of relying on experimental data to provide the training set for the machine learning model. That machine learning model is then used to filter the large library of molecules down to a number that is small enough to be able to prioritize with FEP+. The result is that we can prioritize one billion molecules in as little as a day, rather than one million days.

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

AutoQSAR/DeepChem is trained to find known active molecules in a search through a molecule library and operates solely on the two-dimensional structure of the molecule. From this training process, AutoQSAR/DeepChem learns to identify substructures in the molecules that may lead to activity. Then when applied to large libraries of molecules, these methods can identify molecules with measurable activity against the target protein. These methods are highly efficient and can be used to screen billions of molecules in less than one day. However, one significant limitation is that machine learning methods cannot extrapolate into chemical space that differs from the training set and therefore, this method tends to identify molecules similar to already known molecules.

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

Glide and WScore use knowledge of three-dimensional structure of the binding site of the protein of interest, rather than the structure of active molecules, to evaluate the likelihood of a small molecule to bind a protein target. Glide and WScore evaluate molecules based on the number and kind of contacts made between the molecule and protein. These methods are much more computationally expensive than AutoQSAR/DeepChem or Shape. However, they can be more readily applied to targets for which there is little or no earlier reported active molecules.

The fourth computational method we routinely use to identify hit molecules to initiate drug discovery programs is the FEP+ solution described above. When used in this context, FEP+ can be used to completely replace the core moiety of an earlier known molecule to yield a novel molecule with similar binding potency. This approach is much more computationally intensive than previous methods, but is also much more accurate. Utilizing this approach on multiple programs, we have been able to identify novel nanomolar or picomolar inhibitors in the first few months of project chemistry that have property profiles typical of molecules only observed in the later hit-to-lead phases of drug discovery.  Our FEP+ solution also supports the calculation of absolute binding affinities, which enables the software to evaluate and triage diverse molecules sharing no common peripheral features in a hit discovery context.

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

Software Business

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

Our software solutions face competition from commercial competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, OpenEye Scientific Software, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., and Simulations Plus, Inc.

We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., ChemAxon, PerkinElmer, Inc., and Dotmatics, Inc. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In life sciences, the most prominent academic simulation packages include AMBER, CHARMm, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent for commercialization.

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

Drug Discovery Business

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and strong emphasis on proprietary and novel products and product candidates. While we believe that our computational platform, technology, knowledge, experience, and scientific resources provide us with competitive advantages, our drug discovery business faces potential competition from many sources, including major pharmaceutical, specialty biopharmaceutical companies, technology companies, academic institutions and government agencies, and public and private research institutions. Any product candidates that we or one of our collaborators successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

The key competitive factors affecting the success of the product candidates we develop, if approved, are likely to be their efficacy, safety, convenience and price, the level of generic competition and the availability of coverage and adequate reimbursement from third-party payors. If any of our product candidates are approved and successfully commercialized, it is likely that we will face increased competition as a result of other companies pursuing development of products to address similar diseases.

In particular, there is intense competition in the fields of oncology we are pursuing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying new product candidates.

Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

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

Under the agreement, during a limited research term, we will be responsible, at our own cost and expense, for the discovery of small molecule compounds (other than protein-degrader compounds) directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our early-stage programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. Once we have discovered or identified a compound for a target that meets specified, mutually-agreed criteria or upon BMS selection of a compound as a development candidate, BMS will be solely responsible for the further preclinical and clinical development, manufacturing and commercialization of such candidate at its own cost and expense. The research term will end on the earlier of four years or until we have delivered a candidate for each specified target. We may elect to extend the research term for a limited period of time to deliver a candidate for a given target. In addition, the parties may mutually agree to extend the initial research term for an additional year. Under the agreement, BMS has agreed to use commercially reasonable efforts to develop, seek and obtain regulatory approval for, and commercialize at least one product that contains a licensed compound for each target in each of the United States, Japan and the European Union. The research component of the collaboration will be overseen by a joint steering committee comprised of an equal number of representatives from each of us and BMS. In addition to the initial specified targets, the parties have also agreed on a list of four reserved targets. BMS may replace one of the initial specified targets with a reserved target during a limited substitution period in the research term.

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

The agreement excludes any activities relating to protein-degrader compounds. However, under the terms of the agreement, for a limited period of time after the execution of the agreement, we and BMS agreed to negotiate a separate definitive agreement pursuant to which we will agree to license to BMS the right to conduct research, development and commercialization activities with respect to degrader compounds for the targets under the agreement. In August 2021, we and BMS entered into a definitive agreement to discover, develop and commercialize bifunctional protein degraders consistent with the terms and conditions described in the initial collaboration agreement.

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

For a description of the royalties payable by us to Columbia University in connection with our services agreements, see “—Services Royalty Amendment” below.

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

As consideration for entering into the 1994 Columbia Agreement, we have agreed to pay royalties to Columbia University in the low-single digit to low-double digit percentages based upon the contribution of Columbia University generated code to the applicable PS-GVB v1.0 software program on our, and our affiliates’, gross revenues from the sale, licensing, or renting of the PS-GVB v1.0 software program, including any improvements and modifications thereto, regardless of whether such improvement or modification is marketed as a new version, new release, or new product, excluding any sales to Columbia University and any revenue generated under services agreements.

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

As consideration for entering into the 1998 Columbia Agreement, we have agreed to pay royalties to Columbia University in the low-single digit to low-double digit percentages based upon the contribution of Columbia University generated code to the applicable IMPACT software program on our, and our affiliates’, gross revenues from the sale, licensing, or renting of the IMPACT software program, including any improvements and modifications thereto and any new versions and new releases thereof, excluding any sales to Columbia University and revenue generated under services agreements.

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

As consideration for entering into the 2001 Columbia Agreement, we paid Columbia University a one-time, nominal license fee. In addition, we have paid royalties to Columbia University in low-single digit to low-double digit percentages based upon the contribution of Columbia University generated code to the applicable product, software program, or code on our, and our affiliates’, gross revenues from the sale, licensing, or renting of any commercial product, software program, or code incorporating the Licensed Folding Code Software, excluding any sales to Columbia University and revenues generated under services agreements. Our obligation to pay any royalty under the 2001 Columbia Agreement, including any royalty paid pursuant to the Royalty Amendment, terminated with the expiration of the last to expire patent licensed under the 2001 Columbia Agreement in January 2014.

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

As consideration for entering into the 2003 Columbia Agreement, we paid Columbia University a one-time, nominal license fee. In addition, we have agreed to pay royalties to Columbia University in low-single digit to low-double digit percentages based upon the contribution of Columbia University generated code to the applicable product, software program, or code on our, and our affiliates’, gross revenues from the sale, licensing, leasing, or renting any commercial product, software program, or code incorporating the PLOP Code or any PLOP Improvements, excluding any sales to Columbia University or the University of California and revenues generated under services agreements. Our obligation to pay any royalty under the 2003 Columbia Agreement, including any royalty paid pursuant to the Royalty Amendment, will terminate on June 19, 2023.

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

As consideration for entering into the 2008 Columbia Agreement, we paid Columbia University a one-time, nominal license fee. In addition, we have agreed to pay royalties to Columbia University in low-double digit percentages on our, and our affiliates’, gross revenues from the sale, licensing, leasing, or renting of any Water Site Product, excluding any sales to Columbia University and revenues generated under services agreement. The royalties under the 2008 Columbia Agreement are paid on a product-by-product basis and vary based on whether or not the gross revenues are generated in countries of manufacture or sale in which the Water Site Product is covered by a Water Site Patent. In the event that there are multiple royalties payable on a single product, we are required to (i) pay the higher of the two royalties, if there are no more than two royalties payable on the particular Water Site Product or

(ii) negotiate in good faith with Columbia University on a single royalty, if there are more than two royalties payable on the particular Water Site Product. In the event that we take action against Columbia University with respect to the validity or enforceability of any Water Site Patents, excluding any defensive actions or claims, the royalties paid under the 2008 Columbia Agreement will increase by a specified amount. Our obligation to pay any royalty under the 2008 Columbia Agreement, including any royalty paid pursuant to the Royalty Amendment, will terminate on May 27, 2028.

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

Our strategy is to file patent applications directed to our key software and our key programs in an effort to secure our intellectual property positions vis-a-vis this software and these programs. The patent portfolio for our software business includes at least 12 published patent families. As of February 4, 2022, we owned or held exclusive license rights to approximately 55 patents and patent applications, including at least eight issued or allowed U.S. cases, five pending U.S. non-provisional patent applications, 11 issued or allowed non-U.S. cases, including six granted European patents which have been validated among multiple individual European Patent Convention nations and five non-European patents, and nine pending foreign patent applications relating to our computational platform. While we believe that the specific and generic claims contained in our wholly-owned and licensed pending U.S. and non-U.S. applications provide protection for various aspects of our computational platform, third parties may nevertheless challenge such claims. Any patents that are issued or that may issue from these families are expected to expire between 2026 and 2038, absent any adjustments or extensions.

As of February 4, 2022, there were two published patent families related to our internal drug discovery business, and several of our drug discovery collaborators have filed patent applications related to our collaborations that include employees of ours as inventors, including over 100 compound patents and patent applications since 2010. We do not own any intellectual property rights related to these inventions. As of February 4, 2022, there are six pending wholly-owned provisional applications, six pending international patent applications, and two pending non-U.S. patent applications related to our internal drug discovery business.

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

In addition to patent protection, as of February 4, 2022, we had approximately 49 copyright registrations covering our proprietary software code, and we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, service providers, employees, and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

We also own numerous trademarks registered in the United States and foreign jurisdictions, including “Schrödinger” and “LiveDesign”. We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position.

Sales and Marketing

Software Business

We commercialize our software solutions in various jurisdictions around the world through our software sales organization. We have sales operations in the United States, Europe, Japan, India, and South Korea and we also have established distribution channels in other important markets, including China. These efforts are led by our approximately 150 person global team of sales, technical, and scientific personnel. Our marketing strategy leverages our strong base of scientific publications to support the continued growth of our computational platform into computational chemistry markets across industries and academia worldwide.

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

Manufacturing

We do not own or operate manufacturing facilities for the production of any product candidates, nor do we have plans to develop our own manufacturing operations. We rely and expect to continue to rely on third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for the preclinical and clinical development of any development candidates we develop ourselves.

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

Approval and Regulation of Drugs in the United States

In the United States, drug products are approved and regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval, and/or administrative or judicial sanctions.

A sponsor seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

•

preclinical testing including laboratory tests, animal studies, and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

•	design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage, including in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. Preclinical tests include laboratory evaluations of product chemistry, formulation, and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and long-term toxicity studies may continue after the IND is submitted.

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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In these cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials, or parts of the trial, can begin.

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

Expanded Access

Expanded access, sometimes called “compassionate use,” is the use of investigational new products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational product for the requested treatment will not interfere with the initiation, conduct or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health.  In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

Pediatric Studies

Under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial Pediatric Study Plan within 60 days of an end-of-phase 2 meeting or as may be agreed between the sponsor and the FDA. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation.

Expedited Review Programs

The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.

•

Fast Track designation. The sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND.  Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

•

Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.

•

Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.

•

Accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.

•

Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

Filing and Review of an NDA

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Biologic License Applications, or BLAs, are submitted for licensure of biologic products under the Public Health Service Act. Under federal law, the submission of most NDAs is subject to an application user fee. The sponsor of an approved NDA is also subject to an annual program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

The FDA conducts a preliminary review of the application within 60 calendar days of its receipt, and must inform the sponsor within that period of time whether the application is sufficiently complete to permit substantive review. In the event that FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept the application for filing and, the application may be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for Priority Review are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is being or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data in the application.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. A REMS uses risk-minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, the seriousness of the disease, the expected benefit of the product, the expected duration of treatment, the seriousness of known or potential adverse events, and whether the product is a new molecular entity.

The FDA may also refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that review, evaluate and provide a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but the FDA considers such recommendations carefully when making decisions.

The FDA’s Decision on an NDA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence.  The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard.  Ultimately, the FDA will determine whether the expected benefits of the drug product outweigh its potential risks to patients, and the agency will issue either a complete response letter, or CRL, or an approval letter.

A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trials and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond.

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

Post-Approval Requirements

Following approval of a new prescription product, the manufacturer, the approved product and the product’s manufacturing locations are subject to pervasive and continuing regulation by the FDA, governing, among other things, monitoring and record-keeping activities, reporting of adverse experiences with the product and product problems to the FDA, product sampling and distribution, manufacturing and promotion and advertising. Although physicians may prescribe legally available products for unapproved uses or patient populations (i.e., “off-label uses”), manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

If a company is found to have promoted off-label uses, it may become subject to administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes products, as well as adverse public relations and reputational harm. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch- Waxman Act, which permits a patent restoration of up to five years for patent term lost during the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of the IND and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it, may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

Healthcare Compliance

In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry.  Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to healthcare providers and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:

•

federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•

federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;

•

federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by certain healthcare providers and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

laws and regulations prohibiting bribery and corruption such as the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.

Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid.  Ensuring compliance is time consuming and costly.  Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.]

Privacy Requirements

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

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Specifically, however, the process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EudraCT website: https://eudract.ema.europa.eu.

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

Marketing Authorization

To obtain a marketing authorization for a product under European Union regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, sponsors have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the European Union as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the sponsor also be used in certain other cases.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of European Union law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use, or the Standing Committee. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•	the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
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

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need, and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

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

Regulatory Data Protection in the European Union

In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests, and clinical trials.

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

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products.

Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.

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

General Data Protection Regulation

Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The collection, use, disclosure, transfer, or other processing of personal data, including personal health data, regarding individuals who are located in the EEA, and the processing of personal data that takes place in the EEA, is subject to the GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, and it imposes heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States.  The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.  Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR.

Human Capital

As of February 14, 2022, we had 664 full-time employees, including a total of 289 employees with Ph.D. degrees. Of these full-time employees, 477 of these employees are located in the United States and 187 of these employees are located in our offices outside of the United States. Additionally, as of February 14, 2022, 32% of our full-time employees self-identified as female or non-binary, or chose not to disclose their gender and 38% of our executive team self-identified as female, and 37% of our new hires since January 1, 2021 self-identify as female or non-binary, or have chosen not to disclose their gender. Our employees are our greatest asset and we strive to create a work environment that is inclusive, challenging and rewarding.

We are committed to embedding a long-term, formal Environmental, Social and Governance, or ESG, strategy within our business, and we recently created a new leadership role dedicated to Corporate Sustainability and ESG. We expect to complete a formal sustainability materiality assessment in the first half of 2022, serving as the foundation of our comprehensive, long-term, Corporate Sustainability strategy.

Further, our vision for Diversity, Equity and Inclusion, or DEI, is focused on developing a culture of transparency and accountability, active inclusion, and a growth mindset. We have focused our recruiting efforts on diversifying our candidate pipeline by participating in conferences and engaging with student networks that promote racial and gender diversity in the science and technology industries. Further, we utilize a structured interviewing model when assessing candidates to provide for consistency and equity in the hiring process across candidates and to help reduce unconscious bias.

Given our DEI aspirations, in 2021 we created our first DEI Council, a cross functional learning and listening body that allows our executive leadership team, employee volunteers, and Employee Resource Group, or ERG, leaders to listen to feedback from all levels of the company. ERG membership directly engages one third of our employees, however, these forums provide an environment for community support, professional development, and educational opportunities for our entire employee population. Through our ERG leadership program, ERG leaders are paired with an executive sponsor to guide them throughout their tenure, they have the opportunity to hone skills such as negotiation, influence, and public speaking. Our commitment to offering employee programs also extends to our investments in learning and development, or L&D, and in 2022, we launched a global L&D initiative with the Neuroleadership Institute designed to build active listening and bias mitigation skills.

We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects. Though the biotechnology industry is historically competitive for talent, we have maintained high employee retention rates. For the year ended December 31, 2021, our employee retention rate was 96.5%.

Given our financial resources, our industry-leading position in the field of physics-based computational drug discovery and materials science research and our developing internal drug discovery programs, we believe that we will continue to be able to fill positions and grow our headcount in support of our software, drug discovery and materials science businesses.

We are committed to providing our employees with compensation that meets the expectations of the market and industry norms. We monitor our compensation programs closely using comprehensive industry surveys and data to guide us, and we provide what we consider to be a competitive mix of incentives, including competitive salaries and bonuses, a 401(k) retirement plan with an employer matching contribution, health and welfare benefits and participation in our equity programs. We routinely review our compensation practices and analyze the equity of our compensation decisions for all employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

We believe our company culture is one that aims to support each individual fully, not just their contribution as an employee. The COVID-19 pandemic has resulted in the creation of a more fluid and flexible work environment to allow individuals to meet their needs and those of their family members while contributing to our success. In the current virtual world, we have moved from regular onsite wellness activities to those that can be enjoyed virtually, including meditation, yoga and other fitness classes, as well as art classes for employees and their families.

Our company culture also encourages engagement, both among our employees and within the communities we live and work. In the advancement of these efforts, internally, we have established a new mentorship program, updated our management training programs to include mental health and wellness trainings, and refreshed our annual review process to encourage more real-time feedback between employees and managers to set and achieve personal performance goals. In engaging with our external community, we host a student internship program, including in partnership with a non-profit educational group that supports underserved local high school students who have demonstrated the knowledge, character, and skills to achieve their aspirations. In addition, our ERGs sponsor a summer camp for a local non-profit organization dedicated to providing underserved students with hands-on science and engineering educational and mentorship experiences. To further our community engagement efforts, each of our U.S.-based employees is provided with a paid full day each year to volunteer in their local community.

The health and safety of our onsite employees has been an even greater focus for us since the onset of the COVID-19 pandemic. In early March 2020, we issued a global work from home policy to ensure the health of our employees and local communities while continuing to advance our business objectives. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. Our office re-openings are being conducted on a limited basis and are voluntary for all of our employees. We believe we are well-equipped to work remotely, engage with our customers and continue to advance our business

Our Corporate Information

Our principal executive offices are located at 1540 Broadway, 24th Floor, New York, New York 10036, and our telephone number is (212) 295-5800. Our website address is http://www.schrodinger.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any reference to our website address is intended to be an inactive textual reference only.

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

We have a history of significant operating losses. Our net loss for the years ended December 31, 2021, 2020, and 2019 was $101.2 million, $26.6 million, and $25.7 million, respectively. As of December 31, 2021, we had an accumulated deficit of $230.0 million.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We continue to advance multiple internal programs through investigational new drug, or IND, -enabling studies, and we expect to submit an IND application to the U.S. Food and Drug Administration, or FDA, for our MALT1 program in the first half of 2022, and subject to receiving regulatory clearance, we expect to initiate a Phase 1 clinical trial of our MALT1 inhibitor in patients with relapsed and resistant lymphoma in the second half of 2022. We also plan to submit IND applications to the FDA for our CDC7 program in early 2023 and our WEE1 program in 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in 2023, subject to receipt of regulatory clearance. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue to invest in and develop our computational platform and software solutions;
•	continue our research and development efforts for our internal drug discovery programs;
•	conduct preclinical studies and initiate and conduct clinical trials for any of our product candidates;
•	maintain, expand, enforce, defend, and protect our intellectual property;
•	hire additional software engineers, programmers, sales and marketing, and other personnel to support our software business;
•	hire additional clinical, quality control, and other scientific personnel; and
•	add operational, financial, and management information systems and personnel to support our operations as a public company.

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 28% from $108.1 million in the fiscal year ended December 31, 2020 to $137.9 million in the fiscal year ended December 31, 2021, and by 26% from $85.5 million in the fiscal year ended December 31, 2019 to $108.1 million in the fiscal year ended December 31, 2020. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

•	changes in the fair value of or receipt of distributions or proceeds on account of the equity interests we hold in our drug discovery collaborators, such as Morphic Holding, Inc.;
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

We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our internal drug discovery programs, initiate or progress preclinical and IND-enabling studies, submit IND applications, initiate and progress clinical trials and invest in the further development of our platform. In addition, if we determine to complete clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company, as compared to when we were a private company.

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

As of December 31, 2021, we had cash, cash equivalents, restricted cash, and marketable securities of $579.5 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the growth of our software revenue;
•	the timing and extent of spending to support research and development efforts;
•	the continued expansion of software sales and marketing activities;
•	the timing and receipt of payments from our collaborations as well as spending to support, advance, and broaden our internal drug discovery programs; and
•	the timing and receipt of any distributions or proceeds we may receive from our equity stakes in our drug discovery collaborators and partners.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date, and the expected stock price volatility and the calculation of expected term of the award estimates used in the calculation of stock-based compensation.

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

We expect to continue to derive a significant portion of our software revenues from renewal of existing license agreements. As a result, maintaining the renewal rate of our existing customers and selling additional software solutions to them is critical to our future operating results. Factors that may affect the renewal rate for our customers and our ability to sell additional solutions to them include:

•	the price, performance, and functionality of our software solutions;
•	the availability, price, performance, and functionality of competing software solutions;
•	the effectiveness of our professional services;
•	our ability to develop or acquire complementary software solutions, applications, and services;
•	the success of competitive products or technologies;
•	the stability, performance, and security of our technological infrastructure; and
•	the business environment of our customers.

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

The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer focus. Our software solutions face competition from commercial competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, OpenEye Scientific Software, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos; XtalPi Inc., and Simulations Plus, Inc.

We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., ChemAxon; PerkinElmer, Inc., and Dotmatics, Inc. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In life sciences, the most prominent academic simulation packages include AMBER, CHARMm, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent for commercialization.

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

Many of our competitors are able to devote greater resources to the development, promotion, and sale of their software solutions and services. It is possible that our focus on internal drug discovery will result in loss of management focus and resources relating to our software business, thereby resulting in decreasing revenues from our software business. Furthermore, third parties with greater available resources and the ability to initiate or withstand substantial price competition could acquire our current or potential competitors. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services, or technologies become more accepted than our solutions, if our competitors are successful in bringing their products or services to market earlier than ours, if our competitors are able to respond more quickly and effectively to new or changing opportunities, technologies, or customer requirements, or if their products or services are more technologically capable than ours, then our software revenues could be adversely affected.

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

We use our computational platform to provide drug discovery services to collaborators who are engaged in drug discovery and development. These collaborators include start-up companies, pre-commercial biotechnology companies, and large-scale pharmaceutical companies. When we engage in drug discovery with these collaborators, we typically provide access to our platform and platform experts who assist the drug discovery collaborator in identifying molecules that have activity against one or more specified protein targets. We historically have not received significant initial cash consideration for these services, except for the upfront payment of $55.0 million we received from BMS upon entry into our collaboration agreement with BMS. However, we have received equity consideration in certain of our collaborators and/or the right to receive option fees, cash milestone payments upon the achievement of specified development, regulatory, and commercial sales milestones for the drug discovery targets, and potential royalties. From time to time, we have also made additional equity investments in our drug discovery collaborators.

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

Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have selected our first development candidates, which are for our MALT1 and CDC7 inhibitor programs, and advanced the programs into IND-enabling studies. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.

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

Our research programs may show initial promise in identifying potential product candidates internally or with collaborators, yet fail to yield product candidates for clinical development for a number of reasons, including:

•	our research methodology or that of any collaborator may be unsuccessful in identifying potential product candidates that are successful in clinical development;
•	potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the product candidates unmarketable or unlikely to receive marketing approval;
•	our current or future collaborators may change their development profiles for potential product candidates or abandon a therapeutic area; or
•	new competitive developments may render our product candidates obsolete or noncompetitive.

If any of these events occur, we may be forced to abandon our development efforts for a program or programs, which would have a material adverse effect on our business.

We rely on contract research organizations to synthesize any molecules with therapeutic potential that we discover. If such organizations do not meet our supply requirements, or if such organizations do not otherwise perform satisfactorily, development of any product candidate we may develop may be delayed.

We rely and expect to continue to rely on third parties to synthesize any molecules with therapeutic potential that we discover. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for IND, submissions and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. These facilities may also be affected by natural disasters, such as floods or fire, or geopolitical developments or public health pandemics, such as COVID-19, or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-

party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.

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

We expect to rely on future collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize the commercial value of the product candidate. We face significant competition in seeking appropriate collaborators for these activities, and a number of more established companies may also be pursuing such collaborations. These established companies may have a competitive advantage over us due to their size, financial resources, and greater clinical development and commercialization expertise. Whether we reach a definitive agreement for such collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large biopharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We only began conducting our own internal drug discovery efforts in mid-2018. We have selected our first development candidates, which are for our MALT1 and CDC7 inhibitor programs, and advanced the programs into IND-enabling studies. As a company, we do not have any experience in clinical development and have not advanced any product candidates into clinical development. We expect to submit an investigational new drug, or IND, application to the FDA, for our MALT1 program in the first half of 2022, and subject to receiving regulatory clearance, we expect to initiate our first clinical trial in the second half of 2022. We also plan to submit IND applications to the FDA for our CDC7 program in early 2023 and our WEE1 program in 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in 2023, subject to receipt of regulatory clearance. Our lack of experience in conducting clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions you make about the future success or viability of our internal drug discovery programs may not be as accurate as they could be if we had a history of conducting clinical trials and developing our own product candidates.

In addition, as our internal drug discovery business grows, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Our internal drug discovery business may need to transition to a business capable of supporting clinical development activities. We may not be successful in such a transition.

Conducting successful clinical trials requires the enrollment of a sufficient number of patients, and suitable patients may be difficult to identify and recruit.

Conducting successful clinical trials requires the enrollment of a sufficient number of patients, and suitable patients may be difficult to identify and recruit. Identifying and qualifying patients to participate in future clinical trials for any other product candidate we develop is critical to our success. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the severity of disease; size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of clinical trial investigators with appropriate competencies and experience; support staff; the number of ongoing clinical trials in the same indication that compete for the same patients; proximity of patients to clinical sites; availability of trial sites; ability to comply with the eligibility and exclusion criteria for participation in the clinical trial; ability to obtain and maintain patient consents; patient compliance; the ability to monitor patients during and after treatment; and the impact of the ongoing COVID-19 pandemic. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products.

Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

We plan to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business.

We plan to rely on third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our future clinical trials. These contract research organizations and other third parties will play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, third parties on whom we rely may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-going clinical, nonclinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

If we and any current or future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any product candidates, or experience delays in doing so, our business may be materially harmed.

We are early in our development efforts. Our most advanced development candidates are in IND-enabling studies, and we have not advanced any product candidate into clinical development. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our and any current or future collaborators’ development and commercialization programs will depend on several factors, including the following:

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

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do, thus rendering our products non-competitive, obsolete or reducing the size of our market.

We face competition with respect to our and our collaborators’ product candidates from biopharmaceutical and biotechnology companies. The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates and processes competitive with our product candidates. Any product candidates that we successfully develop and commercialize, internally or with our collaborators, will compete with existing therapies and new therapies that may become available in the future.

In particular, there is intense competition in the fields of oncology we are pursuing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We will also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying new product candidates.

Large pharmaceutical and biotechnology companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and manufacturing biotechnology products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

Risks Related to Our Operations

Doing business internationally creates operational and financial risks for our business.

For the fiscal year ended December 31, 2021, sales to customers outside of the United States accounted for approximately 34% of our total revenues. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

•	adverse tax consequences, including the potential for required withholding taxes;
•	global health pandemics, such as COVID-19; and
•	unstable regional, economic and political conditions.

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

Additionally, we could face heightened risks as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear.

A widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs.

Our business and operations could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, impacting the markets and industries in which we and our customers and collaborators operate.

The COVID-19 pandemic has been declared a national emergency. In response to the COVID-19 pandemic, state, local, federal, and foreign governments have put in place, and others in the future may put in place, quarantines, executive orders, shelter-in-place orders, and similar government orders and restrictions in order to control the spread of the disease. Such orders or restrictions, or the perception that such orders or restrictions could occur, have resulted in business closures, work stoppages, slowdowns and delays, work-from-home policies, travel restrictions, and cancellation or postponement of events, among other effects that could negatively impact productivity and disrupt our operations and those of our customers and collaborators. In early March 2020, we implemented a work-from-home policy for all of our employees. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. Our re-openings are being conducted on a limited basis and are voluntary for all of our employees. We have continued to phase-in the re-opening of our offices as our management and federal, state, or local authorities advise, and we may take further actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will continue to be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential or current customers and collaborators, or other decreases in productivity that could seriously harm our business.

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

In addition, as a result of the COVID-19 pandemic, we may experience delays in the progress of certain of our and our collaborators’ drug discovery and development programs, particularly those that are in preclinical studies and clinical trials or that are preparing to enter clinical trials. Such delays may result in disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and have experienced delays in executing preclinical studies, including our IND-enabling studies for our CDC7 program. We now expect to submit the IND application to the FDA for our CDC7 program in early 2023 and to initiate a Phase 1 clinical trial in 2023. These reductions and delays may persist in the future, and we, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could delay our achievement of milestones and related revenue.

Inadequate funding or disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

Changes in tax law may adversely affect our business or financial condition.  The Tax Cuts and Jobs Act, or the 2017 Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses, or NOLs, to 80% of current-year taxable income and elimination of NOL carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely and such NOLs arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the 2017 Tax Act and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may be enacted; any such additional legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act and additional tax legislation.

Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2021, we had federal NOLs of approximately $283.3 million and state NOLs of approximately $148.1 million, which, if not utilized, generally begin to expire in 2022. As of December 31, 2021, we also had federal research and development tax credit carryforwards of approximately $15.5 million and state research and development tax credit carryforwards of approximately $1.0 million. Unused credits began to expire in 2021 and generally expire over time if they remain unused. These NOLs and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Germany, Japan, India and South Korea. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.

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

We have recently acquired, and we may again in the future acquire, companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.

We have recently acquired, and we may again in the future seek to acquire or invest in, businesses, solutions, or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in January 2022, we acquired XTAL BioStructures, Inc., or XTAL, a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which will augment our ability to produce high quality target structures for our drug discovery programs. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

In addition, other than our acquisition of XTAL, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, effectively manage the combined business following the acquisition or preserve the operational synergies between our business units that we believe currently exist. We cannot assure you that following any acquisition we would achieve the expected synergies to justify the transaction, due to a number of factors, including:

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

The patent position of software and biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of non-U.S. countries may not protect our rights to the same extent as the laws of the United States or vice versa. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we, our collaborators, and our licensor are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights or prior art potentially relating to our computational platform, technology, and any product candidates we may develop. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing of the priority application, or in some cases not published at all. Therefore, neither we nor our collaborators, or our licensor can know with certainty whether either we, our collaborators, or our licensor were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we, our collaborators, or our licensor were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability, and commercial value of our owned, co-owned, and in-licensed patent rights are highly uncertain. Moreover, our owned, co-owned, and in-licensed pending and future patent applications may not result in patents being issued that protect our technology and product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our owned, co-owned, or in-licensed current or future patents and our ability to obtain, protect, maintain, defend, and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value of, or narrow the scope of, our patent rights. For example, recent Supreme Court decisions have served to curtail the scope of subject matter eligible for patent protection in the United States, and many software patents have since been invalidated on the basis that they are directed to abstract ideas.

In order to pursue protection based on our pending provisional patent applications, we will need to file Patent Cooperation Treaty applications, non-U.S. applications, and/or U.S. non-provisional patent applications prior to applicable deadlines. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage.

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

Competitors and other third parties may infringe, misappropriate, or otherwise violate our, our prior, current and future collaborators’, or our current and future licensors’ issued patents or other intellectual property. As a result, we, our prior, current, or future collaborators, or our current or future licensor may need to file infringement, misappropriation, or other intellectual property related claims, which can be expensive and time-consuming. Any claims we assert against perceived infringers could provoke such parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their intellectual property. In addition, in a patent infringement proceeding, such parties could assert that the patents we, our collaborators, or our licensors have asserted are invalid or unenforceable. In patent litigation in the United States, defenses alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, during prosecution. Third parties may institute such claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in non-U.S. jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and unenforceability is unpredictable.

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

Interference or derivation proceedings provoked by third parties, or brought by us or by our collaborators or licensor, or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to conduct clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us bring any product candidates to market.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators and licensor to develop, manufacture, market and sell any product candidates we may develop and for our collaborators, licensor, customers and partners to use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the software, pharmaceutical, and biotechnology industries. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in non-U.S. jurisdictions such as oppositions before the European Patent Office. Numerous U.S. and non-U.S. issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize the product candidates that we may identify. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products, be forced to indemnify our customers, licensor, or collaborators or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

Risks Related to Regulatory and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. As a result, we cannot predict when or if, and in which territories, we will obtain marketing approval to commercialize a product candidate.

The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.

The process of obtaining marketing approvals, both in the United States and abroad, is lengthy, expensive and uncertain. It may take many years, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. The FDA or other regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use.

In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

In order to market and sell our products in the European Union and other foreign jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The marketing approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may file for marketing approvals but not receive necessary approvals to commercialize our products in any market.

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the US, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective.

We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.

These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

In the EU, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

While we have not experienced any significant system failure, accident, or security breach to date, and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our services and technologies could be delayed. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Further, sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of sensitive information, including trade secrets. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.

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

Currently, we are pursuing multiple business strategies simultaneously, including activities in research and development, software sales, and collaborative and internal drug discovery. We believe pursuing these multiple business strategies offers financial and operational synergies, but these diversified operations place increased demands on our limited resources. Furthermore, we have recently experienced, and we expect to continue to experience, significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical and regulatory affairs. To manage our multiple business units and our ongoing and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our management team’s limited attention and limited experience in managing a company with such ongoing and anticipated growth, we may not be able to effectively manage our multiple business units and the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations has led to and may continue to lead to significant costs and may divert our management and business development resources. In addition, in order to meet our obligations as a public company and to support our anticipated long-term growth, we will need to increase our general and administrative capabilities. Our management, personnel, and systems may not be adequate to support this future growth. Any inability to manage our multiple business units and growth could delay the execution of our business plans or disrupt our operations and the synergies we believe currently exist between our business units. In addition, adverse developments in one of these business units may disrupt these synergies.

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

Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to influence all matters submitted to stockholders for approval.

As of February 18, 2022, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 19.8% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 30.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price has been, and is likely to continue to be volatile. Since our initial public offering in February 2020 and through February 18, 2022, the intraday price of our common stock has fluctuated from a low of $24.37 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of February 18, 2022, we had outstanding 61,873,343 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, which we expect to further increase now that we are no longer an emerging growth company. The Exchange Act, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time and resources to these compliance initiatives, potentially at the expense of other business concerns, which could harm our business, financial condition, results of operations, and prospects. Moreover, these rules and regulations will increase our legal and financial compliance costs, and will make some activities more time-consuming and costly compared to when we were a private company.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Pursuant to Section 404, we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis beginning with this Annual Report.

During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, if we have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal facilities consist of office space. We occupy approximately 109,000 square feet of office space in New York, New York under a lease that currently expires in December 2037. We also occupy approximately 35,000 square feet of office space in Portland, Oregon under a lease that currently expires in September 2026, and we lease additional office space at our other office locations around the world. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

Performance Graph

The following performance graph related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq composite and the Nasdaq Biotechnology Index from February 6, 2020 (the first date that shares of our common stock were publicly traded on the Nasdaq Global Select Market) through December 31, 2021. The graph assumes an investment of $100 on February 6, 2020, in each of the foregoing indices and in our common stock. Data for each of the indices and our common stock assumes that all dividends were reinvested on the day of issuance, if any. The comparisons are not intended to forecast or be indicative of future performance of our common stock.

Holders of Record

As of February 18, 2022, there were approximately 120 holders of record of our common stock and one holder of record of our limited common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Risk Factors” of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Annual Report.

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

We are using our computational platform for both collaborative and internal drug discovery programs. Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. Furthermore, in mid-2018, we launched a pipeline of internal, wholly-owned programs. We continue to advance multiple internal programs through investigational new drug, or IND, -enabling studies. We expect to submit an IND application to the U.S. Food and Drug Administration, or FDA, for our MALT1 program in the first half of 2022, subject to receiving regulatory clearance, we expect to initiate a Phase 1 clinical trial of our MALT1 inhibitor in patients with relapsed and resistant lymphoma in the second half of 2022. We also plan to submit IND applications to the FDA for our CDC7 program in early 2023 and our WEE1 program in 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in 2023, subject to receipt of regulatory clearance.

We have funded our operations to date principally from the sale of our equity securities, including our initial public offering and our follow-on public offering, and to a lesser extent, from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators.

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

We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding payments and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our internal pipeline programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. Under the terms of the agreement, we received an upfront payment of $55.0 million, and we are eligible to receive up to $2.7 billion in total milestone payments across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Business—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.

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

We generated revenue of $137.9 million, $108.1 million, and $85.5 million in 2021, 2020, and 2019, respectively, representing year-over-year growth of 28% and 26%, respectively. Our net loss was $101.2 million, $26.6 million, and $25.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

We did not see material impacts to our business from the COVID-19 pandemic during 2021. While we do not expect the COVID-19 pandemic to have future material impacts on our business, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the COVID-19 pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases. In addition, due to the restrictions related to COVID-19, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic could delay the progress of certain programs, particularly ones that are in preclinical studies and clinical trials. Such COVID-19-related delays may result in disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and delays in executing some preclinical studies, including our IND-enabling studies for our CDC7 program. We now expect to submit the IND application to the FDA for our CDC7 program in early 2023 and to initiate a Phase 1 clinical trial in 2023. Such reductions could cause disruptions related to our current and future IND-enabling studies and clinical trials arising from delays in preclinical studies, manufacturing disruptions, and the ability to obtain necessary institutional review board, or IRB, institutional biosafety committee, or IBC, or other necessary site approvals, as well as other delays at clinical trial sites. We, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could delay our achievement of milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

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

Key Factors Affecting Our Performance

Ability to drive additional revenue from our software solutions from existing customers

Our large existing base of customers represents a significant opportunity for us to expand our revenue through increased utilization of our software. The revenue that we generate through our software solutions from each of our customers varies depending on the number of licenses for each software solution that each customer purchases from us. Accordingly, we work with our customers to improve their experience and increase the utility of our platform in order to expand the scale at which they deploy our platform in their business. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an annual contract value, or ACV, of over $100,000. We had 190, 153, and 131 of these customers for the years ended December 31, 2021, 2020, and 2019, respectively. This subset of customers represented approximately 80%, 79%, and 78% of our total ACV for the years ended December 31, 2021, 2020, and 2019, respectively. In addition, we had 15, 16, and 10 customers with an ACV of over $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term. ACV should be viewed independently of revenue and does not represent revenue calculated in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, on an annualized basis, as it is an operating metric that can be impacted by contract execution start and end dates and renewal rates. ACV is not intended to be a replacement for, or forecast of, revenue. Our ACV was $112.1 million, $92.1 million, and $75.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Another important driver of our ability to expand our customer relationships is the retention of our customers with an ACV over $100,000. For the year ended December 31, 2021, our year-over-year customer retention rate for such customers was 98% and was 96% or higher for each of the previous eight fiscal years. We calculate year-over-year customer retention for our customers with an ACV over $100,000 by starting with the number of such customers we had in the previous fiscal year. We then calculate how many of these customers were active customers in the current fiscal year. We then divide this number by the number of customers with an ACV over $100,000 we had in the previous fiscal year to arrive at the year-over-year customer retention rate for such customers. We intend to leverage our existing relationships with our customers to drive larger-scale adoption of our software solutions. If we are unable to continue to increase revenue from existing customers, our financial performance will be adversely impacted.

Ability to increase our customer base for our software solutions

We believe that we have significant opportunity to continue to increase the number of customers who use our solutions. We had 1,647, 1,463, and 1,266 active customers for the years ended December 31, 2021, 2020, and 2019, respectively. We define the number of active customers as the number of customers who had an ACV of at least $1,000 in the fiscal year. We use $1,000 as a threshold for defining our active customers as this amount will generally exclude customers who only license our PyMOL software, which is our open-source molecular visualization system broadly available at low cost.

While we have significantly penetrated the pharmaceutical industry, with all of the top 20 pharmaceutical companies, measured by 2020 revenue, licensing our software in 2021, our strategy is to grow our customer base. We believe there remains a large opportunity for growth as there are thousands of biopharmaceutical companies that could benefit from our solutions. Additionally, since the physics underlying the properties of drug molecules and materials is the same, we have been able to extend our computational platform to materials science applications in fields such as aerospace, energy, semiconductors, and electronic displays.

We sell our software solutions to a growing number of materials science customers, and we believe materials science industries are only beginning to recognize the potential of computational methods. We continue to promote the education and recognition of our computational platform across industries. As part of our strategy, we have driven the adoption of our software by researchers, and we had more than 1,714 academic institutions across the world using our software in 2021. We believe that by introducing the benefits of our computational software at the academic stage, we will drive brand awareness and expand the use of our platform to industries that have historically relied on traditional methods for discovery of molecules. Our ability to continue to grow our customer base is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and the ongoing enhancement of our software solutions.

Advancement of our collaborations

We have entered into a number of collaborations with various biopharmaceutical companies to advance drug discovery. We will seek to enter into additional collaboration agreements, driven by the synergies we expect to achieve between our platform and the capabilities and expertise of our potential collaborators. We believe that our collaborations will be a significant driver of value for us in the form of equity stakes, research fees, preclinical, clinical, and commercial milestone payments, and option fees, as well as royalties on any potential future sales of products, if approved. We continue to work with our current collaborators to advance existing programs through discovery research stages and initiate additional programs. However, we do not generally exercise control over the development programs of our collaborators and often rely on decisions of the management of such companies with respect to clinical development and commercialization. Our ability to continue to derive value from our collaborations will be driven by both our capability to make progress in these programs as well as whether our collaborators successfully advance such programs beyond the discovery stage.

Ability to develop and expand our internal proprietary drug discovery pipeline

We are advancing our pipeline of internal drug discovery programs through extensive application of our software platform. Our initial programs are focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. We continue to advance multiple internal programs through investigational new drug, or IND, -enabling studies. We expect to submit an IND application for our MALT1 program in the first half of 2022, and subject to receiving regulatory clearance, we expect to initiate a Phase 1 clinical trial of our MALT1 inhibitor in patients with relapsed and resistant lymphoma in the second half of 2022. We also plan to submit IND applications to the FDA for our CDC7 program in early 2023 and our WEE1 program in 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in 2023, subject to receipt of regulatory clearance. As we progress these programs, we will strategically evaluate on a program-by-program basis entering into preclinical and clinical development ourselves, entering into collaborations, or out-licensing programs to maximize commercial opportunities. As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. Furthermore, in August 2021, we entered into a global discovery, development and commercialization collaboration with Zai Lab Limited focused on a novel program in oncology targeting DNA damage response. We will need to continue to devote substantial resources to develop and expand our internal pipeline. Our ability to advance and build value in our internal drug discovery programs will impact our financial performance, especially as we increasingly shift our focus to these programs.

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

Software contribution revenue. Contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC entered into June 2020. The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement. Revenue was recognized upon execution of the agreement and on the first anniversary of the agreement when invoiced, in accordance with Accounting Standard Codification, or ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction. Additional revenue is expected to be recognized on the second anniversary of the agreement.

Drug Discovery Revenue

Drug discovery services. We currently generate drug discovery revenue from discovery collaboration arrangements, including research funding payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from entering into collaborations or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $13.7 million and $1.0 million were included in our drug discovery revenue for the years ended December 31, 2021 and 2020, respectively. However, we expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Drug discovery contribution revenue. Contribution revenue consists of funds received under an agreement with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities.

Cost of Revenues

Software products and services. Cost of revenues for software includes personnel-related expenses (comprised of salaries, benefits, and stock-based compensation) for employees directly involved in the delivery of software solutions, maintenance and professional services, royalties paid for products sold and services performed using third-party licensed software functionality, and allocated overhead (facilities and information technology support) costs. Pursuant to various third-party arrangements, we license technology that is used in our software. These arrangements require us to pay royalties based on sales volume, and such royalty payments represented 7.1%, 6.3%, and 6.7% of software revenues in the years ended December 31, 2021, 2020, and 2019, respectively.

Drug discovery. Costs of revenue for drug discovery includes personnel-related expenses and costs of third-party contract research organizations, or CROs, that support discovery activities in our collaborations, royalties paid for services performed using third-party licensed software functionality, and allocated compute capacity and overhead costs. While we have incurred costs associated with discovery efforts since late 2017, we have recognized and expect to continue to recognize revenues in the future if and when milestones are achieved. Generally, drug discovery costs of revenue for collaborations are incurred in advance of the revenue milestone achievement.

Royalty payments to third-parties represented 4.6%, 11.2%, and 6.7% of drug discovery revenues in the years ended December 31, 2021, 2020, and 2019, respectively. We expect our drug discovery costs of revenue to trend higher over time as our discovery collaborations advance.

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

We expect our research and development expense to increase substantially in absolute dollars for the foreseeable future as we continue to invest in activities related to discovery and development of our internal drug discovery programs, in advancing our platform, and as we incur expenses associated with hiring additional personnel directly involved in such efforts. At this time, we do not know, nor can we reasonably estimate, the nature, timing, or costs of the efforts that will be necessary to complete the development of any of our internal drug discovery programs. Since our internal drug discovery efforts are in the early stages, currently we do not track research and development expense on a program-by-program basis.

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

We expect that fair value gains and losses will fluctuate significantly in future periods.

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

Results of Operations

Comparison of the years ended December 31, 2021, 2020, and 2019

The following table summarizes our results of operations data for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
	2021	2020	Change	%	2019	Change	%
	(in thousands)
Revenues:
Software products and services	$113,236	$92,530	$20,706	22%	$66,735	$25,795	39%
Drug discovery	24,695	15,565	9,130	59%	18,808	(3,243)	-17%
Total revenues	137,931	108,095	29,836	28%	85,543	22,552	26%
Cost of revenues:
Software products and services	26,495	18,003	8,492	47%	13,646	4,357	32%
Drug discovery	45,816	26,620	19,196	72%	22,804	3,816	17%
Total cost of revenues	72,311	44,623	27,688	62%	36,450	8,173	22%
Gross profit	65,620	63,472	2,148	3%	49,093	14,379	29%
Operating expenses:
Research and development	90,904	64,695	26,209	41%	39,404	25,291	64%
Sales and marketing	22,150	17,795	4,355	24%	21,364	(3,569)	-17%
General and administrative	64,009	41,898	22,111	53%	27,040	14,858	55%
Total operating expenses	177,063	124,388	52,675	42%	87,808	36,580	42%
Loss from operations	(111,443)	(60,916)	(50,527)	83%	(38,715)	(22,201)	57%
Other income:
(Loss) gain on equity investments	(1,781)	4,108	(5,889)		943	3,165
Change in fair value	11,359	28,263	(16,904)		9,922	18,341
Interest income	1,057	2,253	(1,196)		1,878	375
Total other income	10,635	34,624	(23,989)		12,743	21,881
Loss before income taxes	(100,808)	(26,292)	(74,516)		(25,972)	(320)
Income tax expense (benefit)	411	345	66		(291)	636
Net loss	(101,219)	(26,637)	(74,582)		(25,681)	(956)
Net loss attributable to noncontrolling interest	(826)	(2,174)	1,348		(1,110)	(1,064)
Net loss attributable to Schrödinger stockholders	$(100,393)	$(24,463)	$(75,930)		$(24,571)	$108

Revenues

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
	2021	2020	Change	%	2019	Change	%
	(in thousands)
Revenues:
Software
On-premise software	$74,598	$58,311	$16,287	28%	$42,647	$15,664	37%
Hosted software	11,076	9,192	1,884	20%	7,418	1,774	24%
Software maintenance	17,294	14,465	2,829	20%	11,643	2,822	24%
Professional services	9,268	9,562	(294)	-3%	5,027	4,535	90%
Software contribution	1,000	1,000	—	0%	—	1,000	—
Total software products and services	113,236	92,530	20,706	22%	66,735	25,795	39%
Drug Discovery
Drug discovery services	24,584	15,565	9,019	58%	18,808	(3,243)	-17%
Drug discovery contribution	111	-	111	—	—	—	—
Total drug discovery	24,695	15,565	9,130	59%	18,808	(3,243)	-17%
Total revenues	$137,931	$108,095	$29,836	28%	$85,543	$22,552	26%

Software Products and Services Revenue

On-premise software. The increase in revenues for on-premise software was primarily attributable to existing and new customer growth, and an increase in multi-year arrangements during the year ended December 31, 2021 as compared to the year ended December 31, 2020 and during the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Hosted software. The increase in revenues for hosted software was primarily due to increased spend from existing hosted customers, as well as new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.

Software maintenance. The increase in revenues for software maintenance was primarily due to the increase in on-premise software sales in current and previous years. Software maintenance revenue is recognized over time.

Professional services. The decrease in revenues from professional services during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to the completion of a significant technology service project in 2020 that resulted in an increase to recurring on-premise software revenue upon renewal, as well as the timing of technology and modeling service projects.

The increase in revenues from professional services during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to revenue from significant technology service projects that began in late 2019, as well as an increased number of modeling service contracts.

Software contribution revenue. Contribution revenue during the year ended December 31, 2021 and the year ended December 31, 2020 was due to funds received under an agreement with Gates Ventures, LLC, which began in June 2020.

Drug Discovery Revenue

Drug discovery services. The increase in revenues for drug discovery services during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to the BMS collaboration services that began in November 2020, the timing and amount of collaboration milestones achieved, as well as research funding received during 2021 as compared to 2020. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

The decrease in revenues for drug discovery services during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to the timing and amount of collaboration milestones achieved during 2020 as compared to 2019.

Drug discovery contribution revenue. Contribution revenue during the year ended December 31, 2021 was due to services performed under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.

Cost of Revenues

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
	2021	2020	Change	%	2019	Change	%
	(in thousands)
Cost of revenues:
Software products and services	$26,495	$18,003	$8,492	47%	$13,646	$4,357	32%
Gross margin	77%	81%			80%
Drug discovery	45,816	26,620	19,196	72%	22,804	3,816	17%

Software products and services. The increase in cost of revenues for software products and services during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was attributable to increases of approximately $5.5 million in personnel-related expense, approximately $2.3 million in royalty expense due to higher sales levels, and approximately $0.7 million in other expenses.

The increase in cost of revenues for software products and services during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was attributable to increases of approximately $2.6 million in personnel-related expense, approximately $1.5 million in royalty expense due to higher sales levels, and approximately $0.4 million in other expenses, offset by a decrease of approximately $0.2 million in travel and entertainment expense due to COVID-19.

Software products and services gross margin. The decrease in software gross margin during the year ended December 31, 2021 as compared to the year ended December 31, 2020 reflects our investment to support the rollout of large-scale deployments of our platform, as well as an increase in royalty fees. The increase in software gross margin during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to sales mix.

Drug discovery. The increase in cost of revenues for drug discovery during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was attributable to increases of approximately $12.6 million in third-party CRO costs associated with the expansion and progression of collaboration drug discovery programs, including the BMS collaboration, approximately $6.7 million in personnel-related expense, and approximately $0.3 million in royalty expense, offset by a decrease of approximately $0.3 million in cloud computing expenses and approximately $0.1 million in other expenses.

The increase in cost of revenues for drug discovery during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was attributable to increases of approximately $3.3 million in personnel-related expense, approximately $0.7 million in cloud computing expenses, and approximately $0.4 million in royalty expense, offset by a decrease of approximately $0.6 million in third-party CRO costs to support collaborations.

Research and Development Expense

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
	2021	2020	Change	%	2019	Change	%
	(in thousands)
Research and development	$90,904	$64,695	$26,209	41%	$39,404	$25,291	64%

The increase in research and development expense during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was attributable to increases of approximately $16.3 million in personnel-related expense, approximately $6.0 million in CRO costs associated with the expansion and progression of internal drug discovery programs, approximately $3.0 million in cloud computing expenses, and approximately $0.9 million in other expenses.

The increase in research and development expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was attributable to increases of approximately $11.7 million in personnel-related expense, approximately $10.1 million in CRO costs associated with the expansion and progression of internal drug discovery programs, approximately $2.3 million in cloud computing expenses, and approximately $1.1 million in other expenses.

Sales and Marketing Expense

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
	2021	2020	Change	%	2019	Change	%
	(in thousands)
Sales and marketing	$22,150	$17,795	$4,355	24%	$21,364	$(3,569)	-17%

The increase in sales and marketing expense during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was attributable to increases of approximately $3.6 million in personnel-related expense, approximately $0.4 million in travel and entertainment expenses, and approximately $0.4 million in other expenses.

The decrease in sales and marketing expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was attributable to a decrease of approximately $2.7 million in personnel-related expense and a decrease of approximately $1.2 million in travel and entertainment expenses due to COVID-19, partially offset by an increase of $0.3 million in other expenses.

General and Administrative Expense

	Year Ended December 31,
			2021 vs. 2020			2020 vs. 2019
	2021	2020	Change	%	2019	Change	%
	(in thousands)
General and administrative	$64,009	$41,898	$22,111	53%	$27,040	$14,858	55%

The increase in general and administrative expense during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was attributable to increases of approximately $16.5 million of personnel-related expense, approximately $5.1 million in other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure, and approximately $0.5 million in non-comparable costs related to the disposal of our equity stake in Relay.

The increase in general and administrative expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was attributable to an increase of approximately $10.5 million of personnel-related expense, and an increase of approximately $7.5 million in other expenses, primarily reflecting costs necessary to build a public company infrastructure, partially offset by a $3.3 million reduction for non-comparable items recognized during 2019.

(Loss) Gain on Equity Investments

	Year Ended December 31,
			2021 vs. 2020		2020 vs. 2019
	2021	2020	Change	2019	Change
	(in thousands)
(Loss) gain on equity investments	$(1,781)	$4,108	$(5,889)	$943	$3,165

The loss on equity investments during the year ended December 31, 2021 was primarily due to the realized loss on the disposal of our equity stake in Relay. The gain on equity investments during the year ended December 31, 2020 represents realized gains in the form of a cash distribution received from the Petra Pharma Corporation, or Petra, merger in May 2020 on account of our equity stake in Petra. The gain on equity investments during the year ended December 31, 2019 represents realized gains in the form of a cash distribution received from our Nimbus investment.

Change in Fair Value

	Year Ended December 31,
			2021 vs. 2020		2020 vs. 2019
	2021	2020	Change	2019	Change
	(in thousands)
Change in fair value	$11,359	$28,263	$(16,904)	$9,922	$18,341

The change in fair value during the year ended December 31, 2021 was primarily due to a gain on our investment in Morphic. The change in fair value during the year ended December 31, 2020 was due to a gain on our investment in Relay of $17.6 million and a gain on our investment in Morphic of $13.7 million, offset by a loss on our investment in Nimbus of $3.0 million. The change in fair value during the year ended December 31, 2019 was due to a $14.1 million gain on our investment in Morphic, offset by a $4.2 million loss on our investment in Nimbus.

Interest Income

	Year Ended December 31,
			2021 vs. 2020		2020 vs. 2019
	2021	2020	Change	2019	Change
	(in thousands)
Interest income	$1,057	$2,253	$(1,196)	$1,878	$375

The decrease in interest income during the year ended December 31, 2021 as compared to the year ended December 31, 2020 was attributable to an overall decline in interest rates on our investment portfolio.

The increase in interest income during the year ended December 31, 2020 as compared to the year ended December 31, 2019 was attributable to increased earnings on our investment portfolio balance, which increased significantly year-over-year due to the investment of proceeds from our initial public offering in February 2020 and our follow-on public offering in August 2020, partially offset by a significant reduction in interest rates year-over-year.

Income Tax Expense (Benefit)

	Year Ended December 31,
			2021 vs. 2020		2020 vs. 2019
	2021	2020	Change	2019	Change
	(in thousands)
Income tax expense (benefit)	$411	$345	$66	$(291)	$636

Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense (benefit) represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business. The income tax benefit during the year ended December 31, 2019 is due to alternative minimum tax credits previously utilized that are refundable under the Tax Cuts and Jobs Act of 2017.

At December 31, 2021, we had federal and state net operating loss carryforwards of approximately $283.3 million and $148.1 million, respectively. These carryforwards, with the exception of federal net operating losses generated post 2017, will expire between 2022 and 2041 if not used by us to reduce income taxes payable in future periods. Utilization of post-2017 federal net operating loss carryforwards is limited to 80% of taxable income generated in a given tax year and carry forward indefinitely. At December 31, 2021, we had federal and state research and development tax credit carryforwards of approximately $15.5 million and $1.0 million, respectively. These carryforwards will expire between 2022 and 2041 if not used by us to reduce income taxes payable in future periods.

As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of $95.3 million, $58.2 million, and $35.3 million has been established at December 31, 2021, 2020, and 2019, respectively. The change in the valuation allowance for the years ended December 31, 2021, 2020, and 2019 was $37.1 million, $22.9 million, and $7.7 million, respectively. We recorded income tax expense of $0.4 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively. We recorded an income tax benefit of $0.3 million for the year ended December 31, 2019.

Quarterly Results of Operations

The following tables summarize our selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2021. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Revenues:
Software products and services	$38,564	$24,280	$24,052	$26,340	$24,957	$22,861	$20,900	$23,812
Drug discovery	7,606	5,570	5,732	5,787	8,075	2,936	2,192	2,362
Total revenues	46,170	29,850	29,784	32,127	33,032	25,797	23,092	26,174
Cost of revenues:
Software products and services(1)	8,337	6,611	5,641	5,906	5,806	4,334	3,862	4,001
Drug discovery(1)	11,472	12,124	12,163	10,057	8,234	6,191	5,647	6,548
Total cost of revenues	19,809	18,735	17,804	15,963	14,040	10,525	9,509	10,549
Gross profit	26,361	11,115	11,980	16,164	18,992	15,272	13,583	15,625
Operating expenses:
Research and development(1)	25,145	23,219	21,092	21,448	17,319	17,019	16,657	13,700
Sales and marketing(1)	5,975	5,556	5,380	5,239	4,675	3,969	4,362	4,789
General and administrative(1)	17,756	17,014	15,850	13,389	13,582	9,729	9,651	8,936
Total operating expenses	48,876	45,789	42,322	40,076	35,576	30,717	30,670	27,425
Loss from operations	(22,515)	(34,674)	(30,342)	(23,912)	(16,584)	(15,445)	(17,087)	(11,800)
Other (expense) income:
(Loss) gain on equity investment	—	—	—	(1,781)	(48)	—	4,156	—
Change in fair value	(7,920)	(627)	(4,918)	24,824	4,750	18,233	8,359	(3,079)
Interest (expense) income	(6)	286	357	420	521	463	570	699
Total other (expense) income	(7,926)	(341)	(4,561)	23,463	5,223	18,696	13,085	(2,380)
(Loss) income before income taxes	(30,441)	(35,015)	(34,903)	(449)	(11,361)	3,251	(4,002)	(14,180)
Income tax expense (benefit)	274	(4)	67	74	225	(35)	64	91
Net (loss) income	(30,715)	(35,011)	(34,970)	(523)	(11,586)	3,286	(4,066)	(14,271)
Net loss attributable to noncontrolling interest	(2)	(4)	(326)	(494)	(447)	(566)	(716)	(445)
Net (loss) income attributable to Schrodinger stockholders	$(30,713)	$(35,007)	$(34,644)	$(29)	$(11,139)	$3,852	$(3,350)	$(13,826)

(1)	Includes stock-based compensation as indicated in the table located further below.

Revenues:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Revenues:
Software
On-premise software	$27,295	$15,496	$14,452	$17,355	$16,542	$15,064	$11,105	$15,600
Hosted software	3,088	2,684	2,704	2,600	2,373	2,374	2,312	2,133
Software maintenance	4,612	4,401	4,176	4,105	3,841	3,536	3,551	3,537
Professional services	3,569	1,699	1,720	2,280	2,201	1,887	2,932	2,542
Revenue from contracts with customers	38,564	24,280	23,052	26,340	24,957	22,861	19,900	23,812
Software contribution	-	-	1,000	-	-	-	1,000	-
Total software products and services revenue	38,564	24,280	24,052	26,340	24,957	22,861	20,900	23,812
Drug discovery
Drug discovery services	7,495	5,570	5,732	5,787	8,075	2,936	2,192	2,362
Drug discovery contribution	111	-	-	-	-	-	-	-
Total drug discovery	7,606	5,570	5,732	5,787	8,075	2,936	2,192	2,362
Total revenues	$46,170	$29,850	$29,784	$32,127	$33,032	$25,797	$23,092	$26,174

Deferred Revenue:

	As of
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Deferred revenue	$85,432	$76,318	$78,526	$78,115	$86,567	$21,659	$25,117	$23,835

Gross Margin:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
Software products and services gross margin	78%	73%	77%	78%	77%	81%	82%	83%

Stock-Based Compensation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Stock-based compensation:
Cost of revenues:
Software products and services	$389	$396	$382	$229	$152	$169	$124	$85
Drug discovery	626	669	738	428	276	230	181	168
Research and development	2,157	2,130	1,925	1,228	863	857	822	508
Sales and marketing	331	370	362	218	141	165	116	93
General and administrative	3,953	4,087	3,609	2,263	1,571	1,617	1,486	921
Total stock-based compensation expense	$7,456	$7,652	$7,016	$4,366	$3,003	$3,038	$2,729	$1,775

Depreciation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021	2020	2020	2020	2020
	(in thousands)
Depreciation:
Cost of revenues:
Software products and services	$61	$56	$68	$86	$67	$62	$48	$43
Drug discovery	82	106	167	232	226	213	205	193
Research and development	212	163	195	247	222	212	200	176
Sales and marketing	65	59	57	66	39	30	39	34
General and administrative	232	197	240	256	457	372	388	432
Total depreciation expense	$652	$581	$727	$887	$1,011	$889	$880	$878

Quarterly Revenue Trends

On-premise software revenue is subject to seasonality that generally favors the first and fourth quarter of each year, primarily due to the timing of customer renewals for on-premise software arrangements, for which revenue is recognized at a single point in time. Hosted software revenue grew more steadily in the periods presented, as existing customers and new customers increased their spend on hosted solutions, for which revenue is recognized over time. As a result, a portion of the software products and services revenue we reported in each period was attributable to sales we made in prior periods. Software maintenance revenue is related to on-premise software sales and also is recognized ratably over the term of the underlying agreement. Therefore, increases or decreases in customer sales, customer expansion, or renewals in a period may not be immediately reflected in revenue for the period. Our professional services arrangements are typically project-based and, therefore, fluctuated based on individual customer needs and ongoing project support. Drug discovery revenue fluctuated from period to period based on the achievement of specific collaboration milestones, including advancement of BMS collaborative services. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances.

Quarterly Deferred Revenue Trends

Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy, as well as the unearned portion of unbilled collaboration milestones that are deemed probable in advance of actual achievement. Deferred revenue balances have fluctuated based on the timing of sales, shifts in product mix, fluctuations to the number and size of milestones that were deemed probable in advance of actual achievement, and the measurement of progress toward completion for service projects.

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

Quarterly Operating Expense Trends

Operating expenses generally increased during the periods presented due to increased headcount and personnel-related expenses involved in research and development, sales and marketing, general and administrative activities, and CRO costs related to our internal drug discovery programs. These increases in headcount across our operations have supported the overall growth and management of our business. CRO cost increases were driven by the expansion and progression of our internal drug discovery programs.

Quarterly Other (Expense) Income Trends

Other (expense) income during the periods presented consisted primarily of fair value gains and losses related to our equity investments in Nimbus, Morphic, ShouTi and Relay, a loss on the disposal of our equity stake in Relay, a gain from the Petra merger, and, to a lesser degree, interest income.

Segment Information

The following tables summarize segment information for the years ended December 31, 2021, 2020, and 2019. See Note 15 in our audited consolidated financial statements for additional information regarding our segments.

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Segment revenues:
Software	$113,236	$92,530	$66,735
Drug discovery	24,695	15,565	18,808
Total segment revenues	$137,931	$108,095	$85,543
Segment gross profit:
Software	$86,741	$74,527	$53,089
Drug discovery	(21,121)	(11,055)	(3,996)
Total segment gross profit	65,620	63,472	49,093
Unallocated (expense) income:
Research and development	(90,904)	(64,695)	(39,404)
Sales and marketing	(22,150)	(17,795)	(21,364)
General and administrative	(64,009)	(41,898)	(27,040)
(Loss) gain on equity investment	(1,781)	4,108	943
Change in fair value	11,359	28,263	9,922
Interest	1,057	2,253	1,878
Income taxes	(411)	(345)	291
Consolidated net loss	$(101,219)	$(26,637)	$(25,681)

Liquidity, Capital Resources and Funding Requirements

We have a history of significant operating losses, and incurred negative cash flows from operations since inception through December 31, 2019, and again in the year ended December 31, 2021. As of December 31, 2021, we had an accumulated deficit of $230.0 million.

We have funded our operations to date principally from the sale our equity securities, including our initial public offering and our follow-on public offering, and to a lesser extent, from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators. Our operating cash flows are impacted by the magnitude and timing of our software sales and by the magnitude and timing of our drug discovery milestone achievements and research funding fees.

As of December 31, 2021, we had cash, cash equivalents and marketable securities of $579.5 million.

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

On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of December 31, 2021, no securities had been sold under the Form S-3.

We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our internal programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators and partners. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.

We plan to utilize the existing cash, cash equivalents and marketable securities on hand primarily to fund our software and drug discovery activities. With respect to our internal programs, as part of our strategy we may choose to enter into collaborations or pursue out-licensing arrangements when we believe it will help maximize the commercial value of any such program.

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

Our contractual obligations as of December 31, 2021 include operating lease obligations of $132.2 million, consisting of our continuing rent obligations through December 2037, primarily for our principal offices located in New York, New York and Portland, Oregon, which expire in December 2037 and September 2026, respectively. In addition, see Note 6 – Commitments and Contingencies to our consolidated financial statements appearing in Item 8 of this Annual Report for information relating to executed leases that have not yet commenced.

In December 2020, we entered into a five-year agreement with a third-party cloud provider for compute power. The agreement contains a minimum payment obligation, which totals $60 million over the five years after the date we entered into the agreement. There is no annual commitment.

We enter into agreements in the normal course of business with CRO vendors for research and preclinical studies, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancelable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash (used in) provided by operating activities	$(70,669)	$16,757	$(26,059)
Net cash used in investing activities	(16,812)	(381,721)	(53,855)
Net cash provided by financing activities	7,952	541,274	28,684
Net (decrease) increase in cash and cash equivalents and restricted cash	$(79,529)	$176,310	$(51,230)

Operating activities

During the year ended December 31, 2021, operating activities used approximately $70.7 million in cash primarily resulting from net loss of $101.2 million, which included an $11.4 million non-cash gain from changes in fair value, $26.5 million in stock-based compensation costs and $9.0 million of other non-cash operating expenses included in net loss, including depreciation and investment accretion costs, and a $1.8 million loss on equity investment that is classified as an investing activity. Changes in our operating assets and liabilities provided cash of approximately $4.7 million.

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

Investing activities

During the year ended December 31, 2021, investing activities used approximately $16.8 million of cash, consisting of $22.1 million used for purchases of marketable securities, net of maturities, $7.2 million used for purchases of property and equipment and $3.7 million used to make equity investments in Ajax Therapeutics, Inc. and ShouTi, partially offset by $15.7 million provided by the sale of our equity stake in Relay and $0.4 million provided by the distribution of funds from Petra in connection with the Petra merger.

During the year ended December 31, 2020, investing activities used approximately $381.7 million of cash, primarily for purchases of marketable securities.

During the year ended December 31, 2019, investing activities used approximately $53.9 million of cash, primarily for purchases of marketable securities.

Financing activities

During the year ended December 31, 2021, financing activities provided approximately $8.0 million of cash, primarily attributable to proceeds from stock option exercises.

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

Seasonality

Generally, the first and fourth quarter of each year have typically been our largest quarters for software products and services revenue, primarily due to the timing of customer renewals of on-premise software arrangements, for which revenue is recognized at a single point in time. Seasonality has been a less significant factor for our hosted software arrangements, for which revenue is recognized ratably over time. Seasonality has not been a factor for our drug discovery revenues. Historical seasonality may not be indicative of future periods.

Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates

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

While our significant accounting policies are described in more detail in Note 2 – Significant Accounting Policies to our consolidated financial statements appearing in Item 8 of this Annual Report, we believe the following critical accounting estimates used in the preparation of our consolidated financial statements require the most difficult, subjective and complex judgments and estimates and have had, or are reasonably likely to have a material impact on our financial condition or results of operations.

Revenue

We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, except for contracts that are within the scope of other standards, such as contribution grants and collaboration arrangements. In accordance with ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.

Significant management judgment is applied to determine the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price, or SSP, basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.

Variable consideration: Our revenue may include upfront payments for the performance of services in the future, which have both fixed and variable consideration. We include the unconstrained amount of estimated variable consideration in the transaction price. The amount included in the transaction price is constrained to the amount for which it is probable that a significant reversal of cumulative revenue recognized will not occur. At the end of each subsequent reporting period, we re-evaluate the estimated variable consideration included in the transaction price and any related constraint and, if necessary, adjust our estimate of the overall transaction price.

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

At the inception of each arrangement that includes research, development, or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on an SSP basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which may affect license, collaboration, and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a risk that we may not earn all of the milestone payments from each of our collaborators. We recognized $6.3 million, $11.9 million, and $12.1 million from drug discovery milestones for the years ended December 31, 2021, 2020, and 2019, respectively.

Software performance obligations and transaction price allocation: At contract inception, we assess the goods or services promised within each contract that falls under the scope of ASC 606 to identify distinct performance obligations, which requires significant judgment based on the nature of each transaction. We allocate the transaction price to each distinct performance obligation on an SSP basis. We determine the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. We typically have more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, we may use information such as the size and geographic region of the customer in determining the SSP. We may also estimate SSP based on management judgment by considering available data such as internal cost and margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. We establish SSP ranges for our products and services and reassesses them periodically. The determination of SSP required significant management judgment.

Collaboration agreement transaction price allocation and measurement of progress: At the inception of each arrangement, we utilize judgment to assess the nature of the performance obligations to determine whether they are distinct or a single combined performance obligation. We allocate the transaction price to each performance obligation based on the relative SSP of each performance obligation at inception, which will be determined based on each performance obligation’s estimated SSP. We determine the SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant judgment is used to determine the inputs for total costs to perform the research activities, which may include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed by third-parties to complete the research plan. Revenue is recognized on a proportional performance basis over the period of service, using input-based measurements to estimate the performance. Changes to these assumptions may have a material effect on the amount and timing of revenue recognized. We recognized revenue of $14.6 million, $1.0 million, and zero related to collaboration agreements with proportional performance measurement for the years ended December 31, 2021, 2020, and 2019, respectively.

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee, consultant, and non-employee director stock option awards, is measured and recognized in the consolidated financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black Scholes option-pricing model. Expense is recognized on a straight-line basis over the vesting period of the award. Forfeitures are accounted for in the period in which the awards are forfeited.

We estimate the fair value of our option awards to employees, directors and non-employees using the Black-Scholes option pricing model, which requires the input of subjective assumptions, including the expected stock price volatility and the calculation of expected term of the award. Due to the lack of complete company-specific historical and implied volatility data for the full expected term of the stock-based awards, we base our estimate of expected volatility on a representative group of publicly traded companies. For these analyses, we selected companies with comparable characteristics to our own, including enterprise value, risk profiles, position within the industry and with historical share price information sufficient to meet the expected life of the stock-based awards. We compute historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. We have estimated the expected term of our employee stock option using historical exercise data.

Our weighted average volatility was, 59%, 60% and 57% for the years ended December 31, 2021, 2020, and 2019, respectively, and our expected term was 4.66, 4.49 and 6.05 for the years ended December 31, 2021, 2020, and 2019, respectively.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Recent Accounting Pronouncements

See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of recently issued accounting pronouncements.

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

We are also exposed to market risk related to changes in foreign currency exchange rates. We maintain bank accounts denominated in Japanese yen, British pound sterling, Indian rupee, and Korean Republic won to accommodate deposits of amounts due from certain customers. We also contract with certain vendors that are located outside of the United States whose invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. Our cash balances and outstanding vendor invoices denominated in foreign currencies were not material as of December 31, 2021, 2020, and 2019, and our market risk associated with foreign currency exchange rates was deemed insignificant. An immediate 10% change in foreign exchange rates would not have a material effect on our consolidated financial statements.

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations for the years ended December 31, 2021, 2020, and 2019.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Schrödinger, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Schrödinger, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Estimation of total costs to perform for Bristol-Myers Squibb Company collaboration and license agreement

As discussed in Note 3(c) to the consolidated financial statements, the Company recorded revenue of $13.7 million during the year ended December 31, 2021 related to the Bristol-Myers Squibb Company (“BMS”) collaboration and license agreement on a proportional performance basis. The Company measures progress towards completion at the end of each reporting period based on measuring proportional performance. The proportional performance is determined using input-based measurements of total costs of research activities incurred for the agreement relative to the total estimate of costs of research activities for the agreement.

We identified the estimation of total costs to perform research activities for the BMS collaboration and license agreement as a critical audit matter. There was subjective auditor judgment in evaluating the Company’s estimate of total costs to perform research activities.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to account for the BMS collaboration and license agreement, including controls related to the determination of total costs to perform research activities. We evaluated the Company’s estimate of costs to be incurred by:

— Comparing the estimated length of time required to complete the research plan to both industry publications and actual time incurred to complete the various phases for a selection of the Company’s other research programs

— Comparing the estimated internal employee hours and external contract research organizations costs to be incurred by phase to other research programs completed by the Company

—Attending the quarterly forecast review meetings to evaluate factors impacting total costs to perform research activities

— Inspecting minutes of Joint Steering Committee meetings between the Company and BMS to evaluate factors impacting total costs to perform research activities and compared it with the outcome of the inquiries stated above

Identification of performance obligations in complex or unusual software revenue arrangements

As discussed in Note 3(a) to the consolidated financial statements, the Company reported on-premise software revenue of $74.6 million and hosted software revenue of $11.1 million for the year ended December 31, 2021. As discussed in Note 3(d), the Company’s contracts with customers often include promises to transfer multiple software products and services, including training, professional services, technical support services, and rights to unspecified updates. At contract inception, the Company assesses the products and services promised within each contract to identify distinct performance obligations that should be accounted for separately.

We identified the determination of distinct performance obligations in complex or unusual software revenue arrangements as a critical audit matter. There was subjective auditor judgment in evaluating whether promised products and services in complex or unusual software revenue arrangements are separate performance obligations or inputs into a combined performance obligation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the software revenue process, including controls related to the determination of distinct performance obligations. For a selection of complex or unusual software revenue arrangements, we evaluated whether the performance obligations identified by the Company were capable of being distinct in the context of the contract by obtaining an understanding of the Company’s product and service offerings, obtaining and inspecting contracts, and evaluating the application of the revenue recognition accounting guidance for the selected contract.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Portland, Oregon
February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Schrödinger, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Schrödinger, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2010.

Portland, Oregon
February 24, 2022

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except for share and per share amounts)

Assets	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$120,267	$202,296
Restricted cash	3,000	500
Marketable securities	456,212	440,395
Accounts receivable, net of allowance for doubtful accounts of $108 and $60	31,744	31,423
Unbilled and other receivables, net for allowance for unbilled receivables of $30 and $0	8,807	3,955
Prepaid expenses	5,030	4,409
Total current assets	625,060	682,978
Property and equipment, net	10,025	5,140
Equity investments	43,167	45,664
Right of use assets	75,384	10,129
Other assets	2,851	2,352
Total assets	$756,487	$746,263
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,079	$8,398
Accrued payroll, taxes, and benefits	18,405	12,000
Deferred revenue	55,368	45,403
Lease liabilities	2,042	4,543
Other accrued liabilities	7,317	2,861
Total current liabilities	91,211	73,205
Deferred revenue, long-term	30,064	41,164
Lease liabilities, long-term	77,827	7,221
Other liabilities, long-term	300	654
Total liabilities	199,402	122,244
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 61,834,515 and 60,713,534 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	618	607
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	92	92
Additional paid-in capital	786,964	752,558
Accumulated deficit	(229,952)	(129,559)
Accumulated other comprehensive (loss) income	(651)	317
Total stockholders’ equity of Schrödinger stockholders	557,071	624,015
Noncontrolling interest	14	4
Total stockholders’ equity	557,085	624,019
Total liabilities and stockholders’ equity	$756,487	$746,263

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Software products and services	$113,236	$92,530	$66,735
Drug discovery	24,695	15,565	18,808
Total revenues	137,931	108,095	85,543
Cost of revenues:
Software products and services	26,495	18,003	13,646
Drug discovery	45,816	26,620	22,804
Total cost of revenues	72,311	44,623	36,450
Gross profit	65,620	63,472	49,093
Operating expenses:
Research and development	90,904	64,695	39,404
Sales and marketing	22,150	17,795	21,364
General and administrative	64,009	41,898	27,040
Total operating expenses	177,063	124,388	87,808
Loss from operations	(111,443)	(60,916)	(38,715)
Other income:
(Loss) gain on equity investments	(1,781)	4,108	943
Change in fair value	11,359	28,263	9,922
Interest income	1,057	2,253	1,878
Total other income	10,635	34,624	12,743
Loss before income taxes	(100,808)	(26,292)	(25,972)
Income tax expense (benefit)	411	345	(291)
Net loss	(101,219)	(26,637)	(25,681)
Net loss attributable to noncontrolling interest	(826)	(2,174)	(1,110)
Net loss attributable to Schrödinger common and limited common stockholders	$(100,393)	$(24,463)	$(24,571)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(1.42)	$(0.41)	$(4.09)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	70,594,950	60,024,658	6,004,500

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net loss attributable to Schrödinger common and limited common stockholders	$(100,393)	$(24,463)	$(24,571)
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(968)	301	25
Comprehensive loss	$(101,361)	$(24,162)	$(24,546)

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except for share amounts)

																	Accumulated
	Series E preferred stock		Series D preferred stock		Series C preferred stock		Series B preferred stock		Series A preferred stock		Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss (income)	interest	equity (deficit)
Balance at December 31, 2018	53,669,659	$79,377	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	5,906,976	$59	—	$—	$8,915	$(80,525)	$(9)	$—	$(71,560)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25	—	25
Issuances of Series E preferred stock, net of issuance costs of $127	20,126,118	29,893	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	214,845	2			547	—	—	—	549
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,193	—	—	—	2,193
Contributions by noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,151	1,151
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,571)	—	(1,110)	(25,681)
Balance at December 31, 2019	73,795,777	109,270	39,540,611	22,000	47,242,235	19,844	29,468,101	9,840	134,704,785	30,626	6,121,821	61	—	—	11,655	(105,096)	16	41	(93,323)
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	301	—	301
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	1,398,177	14	—	—	4,169	—	—	—	4,183
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,545	—	—	—	10,545
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Issuances of common stock upon follow-on offering, net of issuance costs of $20,901	—	—	—	—	—	—	—	—	—	—	5,250,000	53	—	—	325,547	—	—	—	325,600
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Conversion of limited common stock into common stock	—	—	—	—	—	—	—	—	—	—	4,000,000	40	(4,000,000)	(40)	—	—	—	—	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	2,137	2,137
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,463)	—	(2,174)	(26,637)
Balance at December 31, 2020	—	—	—	—	—	—	—	—	—	—	60,713,534	607	9,164,193	92	752,558	(129,559)	317	4	624,019

Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(968)	—	(968)
Issuances of common stock upon stock option exercise	—	—	—	—	—	—	—	—	—	—	1,120,981	11	—	—	7,916	—	—	—	7,927
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,490	—	—	—	26,490
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	836	836
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(100,393)	—	(826)	(101,219)
Balance at December 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	61,834,515	$618	9,164,193	$92	$786,964	$(229,952)	$(651)	$14	$557,085

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(101,219)	$(26,637)	$(25,681)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (gain) on equity investments	1,781	(4,108)	(943)
Noncash revenue from equity investments	(107)	(397)	(186)
Fair value adjustments	(11,359)	(28,263)	(9,922)
Depreciation	2,847	3,658	3,640
Stock-based compensation	26,490	10,545	2,193
Noncash research and development expenses	811	2,137	1,051
Noncash investment accretion	5,270	646	(506)
Loss on disposal of property and equipment	140	—	—
Decrease (increase) in assets:
Accounts receivable, net	(321)	(12,747)	(5,038)
Unbilled and other receivables	(5,187)	3,468	(1,556)
Reduction in the carrying amount of right of use assets	5,799	5,342	4,177
Prepaid expenses and other assets	(1,121)	187	410
(Decrease) increase in liabilities:
Accounts payable	(411)	4,882	(294)
Accrued payroll, taxes, and benefits	6,405	4,966	2,948
Deferred revenue	(1,028)	59,705	6,715
Lease liabilities	(2,949)	(5,417)	(4,025)
Other accrued liabilities	3,490	(1,210)	958
Net cash (used in) provided by operating activities	(70,669)	16,757	(26,059)
Cash flows from investing activities:
Purchases of property and equipment	(7,167)	(2,538)	(1,836)
Purchases of equity investments	(3,700)	(2,869)	—
Distribution from equity investment	375	4,582	943
Proceeds from sale of equity investments	15,735	—	—
Purchases of marketable securities	(414,802)	(519,668)	(110,187)
Proceeds from sale and maturity of marketable securities	392,747	138,772	57,225
Net cash used in investing activities	(16,812)	(381,721)	(53,855)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	—	211,491	—
Issuances of common stock upon follow-on public offering, net	—	325,600	—
Issuances of Series E preferred stock, net	—	—	29,893
Issuances of common stock upon stock option exercise	7,927	4,183	549
Contribution by noncontrolling interest	25	—	100
Deferred offering costs	—	—	(1,858)
Net cash provided by financing activities	7,952	541,274	28,684
Net (decrease) increase in cash and cash equivalents and restricted cash	(79,529)	176,310	(51,230)
Cash and cash equivalents and restricted cash, beginning of year	202,796	26,486	77,716
Cash and cash equivalents and restricted cash, end of year	$123,267	$202,796	$26,486

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$448	$381	$139
Supplemental disclosure of non-cash investing and financing activities
Accrued deferred offering costs	—	—	2,142
Purchases of property and equipment in accounts payable	705	8	90
Acquisitions of right of use assets in exchange for lease obligations	71,054	2,709	464
Right of use assets recognized on adoption	—	—	16,475
Reclassification of deferred financing costs to additional paid-in capital	—	1,858	—

See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

For the years ended December 31, 2021, 2020, and 2019

(in thousands, except for share and per share amounts)

(1)	Description of Business

Schrödinger, Inc. (the “Company”) has developed a differentiated, physics-based software platform that enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly, at lower cost, and with, the Company believes, a higher likelihood of success compared to traditional methods. The Company sells its software to biopharmaceutical and industrial companies, academic institutions, and government laboratories. The Company also applies its computational platform to a broad pipeline of drug discovery and development programs in collaboration with biopharmaceutical companies. In addition, the Company uses its platform to advance a pipeline of internal drug discovery programs.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU No. 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. These changes generally result in earlier recognition of credit losses.  The Company adopted this new standard effective January 1, 2021 with no material impact on its consolidated financial statements.

In October 2021, the FASB issues ASU No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the measurement and recognition of contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standard Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606). This update replaces the existing guidance requiring contract assets and contract liabilities to be measured and recognized at fair value. The standard is effective on a prospective basis for annual periods beginning after December 15, 2022, including interim periods within the fiscal year, with early adoption permitted. The Company plans to early adopt this new standard effective January 1, 2022 and does not expect a material impact on its consolidated financial statements.
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
(c)	Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Schrödinger, Inc., its wholly owned subsidiaries, and its variable interest entity. All intercompany balances and transactions have been eliminated in consolidation. The functional currency for foreign entities is the United States dollar. The Company accounts for investments over which it has significant influence, but not a controlling financial interest, using the equity method.
(d)	Cash and Cash Equivalents and Marketable Securities and Restricted Cash

Included in cash and cash equivalents were cash equivalents of $90,477 and $185,614 as of December 31, 2021 and 2020, respectively, which consisted of money market funds and certificates of deposit, and are stated at cost, which approximates market value. The Company classifies all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company classifies all marketable securities, which consist of fixed income securities, as available for sale securities.

At times, cash balances held at financial institutions were in excess of the Federal Deposit Insurance Corporation’s insured limits; however, the Company primarily places its cash with high-credit quality financial institutions.

Restricted cash consists of letters of credit held with the Company’s financial institution related to facility leases and is classified as current in the Company’s balance sheets based on the maturity of the underlying letters of credit.

(e)	Accounts Receivable

Accounts receivable are stated at original invoice amount less an allowance for doubtful accounts. Management estimates the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Account balances are considered delinquent if payment is not received by the due date. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off is recorded when received. Changes in the balance of accounts deemed uncollectible were deemed immaterial as of December 31, 2021 and 2020. Interest is not charged on accounts receivable.
(f)	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.
(g)	Property and Equipment

Property and equipment are stated at cost. The Company did not capitalize any interest during 2021 and 2020. Maintenance and repairs are expensed as incurred.

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

(h)	Accounting for the Impairment of Long‑Lived Assets

Long-lived assets, such as property and equipment subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, depending on the nature of the asset. No impairment was identified for the years ended December 31, 2021, 2020, and 2019.
(i)	Warranties

The Company typically warrants that its products will perform in a manner consistent with the product specifications provided to the customer for a period of 30 days. Historically, the Company has not been required to make payments under these obligations. Therefore, no liabilities for such obligations are presented in the consolidated financial statements.
(j)	Concentrations

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

As of December 31, 2021, three customers accounted for 17%, 15%, and 11% of total accounts receivable, respectively. As of December 31, 2020, two customers accounted for 17% and 14% of total accounts receivable, respectively. For the year ended December 31, 2021, one customer accounted for 14% of total revenues. For the year ended December 31, 2020, no customer accounted for more than 10% of total revenues. For the year ended December 31, 2019, one customer accounted for 12% of total revenues.
(k)	Royalties

Royalties represent a component of cost of revenues and consist of royalties paid to owners of intellectual property used in or bundled with the Company’s software. Generally, royalties are incurred and recorded at the time a customer enters into a binding purchase agreement, although some royalty agreements are based instead on cash collections. Royalty expense was $9,826, $7,663, and $7,352 for the years ended December 31, 2021, 2020, and 2019, respectively.
(l)	Software Development Costs

Costs to develop new software products and substantial enhancements to existing software products are expensed as incurred. Historically, the Company has not capitalized any software development costs because the software development process was essentially completed concurrent with the establishment of technological feasibility.
(m)	Research and Development and Advertising

Research and development and advertising costs are expensed as incurred. The Company did not incur any significant advertising costs in 2021, 2020, or 2019.
(n)	Stock‑Based Compensation

The Company calculates stock‑based compensation expense utilizing fair value–based methodologies and recognizes expense over the vesting period of such awards.
(o)	Commissions

Commissions represent a component of sales and marketing expense and consist of the variable compensation paid to the Company’s sales representatives. Generally, sales commissions are earned and recorded as expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales representatives are recoverable only in the case that the Company cannot collect against any invoiced fee associated with a sales order. Commission expense was $1,829, $1,362, and $754 in 2021, 2020, and 2019, respectively.
(p)	Income Taxes

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
(q)	Comprehensive Loss

Comprehensive loss includes net loss and changes in equity related to changes in unrealized gains or losses on marketable securities.

(r)	Equity Investments

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

Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with ASC Topic 323, Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost minus impairment in accordance with ASC Topic 321, Equity Securities.

For further information regarding the Company’s equity investments, see Note 5, Fair Value Measurements, Note 10, Noncontrolling Interest, and Note 12, Equity Investments.

(s)	Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders

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

The following table illustrates the timing of the Company’s revenue recognition:

	Year Ended December 31,
	2021	2020	2019
Software products and services – point in time	55.5%	55.0%	49.9%
Software products and services – over time	26.6	30.6	28.1
Drug Discovery – point in time	3.3	6.7	8.6
Drug Discovery – over time	14.6	7.7	13.4

(a)	Software

The Company enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price (“SSP”) basis. Revenue is recognized net of any sale and value-added taxes collected from customers and subsequently remitted to governmental authorities.

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

Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC.  The agreement is an unconditional non-exchange contribution without restrictions and the initial contribution was invoiced upon execution of the agreement.  Revenue was recognized upon execution of the agreement and on the first anniversary of the agreement when invoiced in accordance with ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.

The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company received $1,000 in connection with its entry into the agreement in the second quarter of 2020, and $1,000 in the second quarter of 2021 on the first anniversary of its entry into the agreement. The Company is also entitled to receive an additional $1,000 payment on or around the second anniversary of the agreement, subject to the Company providing certain progress reports to the Trustees of Columbia University in the City of New York. As of December 31, 2021, the Company had no deferred revenue balance related to this agreement.

The following table presents the revenue recognized from the sources of software products and services revenue:

	Year Ended December 31,
	2021	2020	2019
On-premise software	$74,598	$58,311	$42,647
Hosted software	11,076	9,192	7,418
Software maintenance	17,294	14,465	11,643
Professional services	9,268	9,562	5,027
Revenue from contracts with customers	112,236	91,530	66,735
Software contribution	1,000	1,000	—
Total software revenue	$113,236	$92,530	$66,735
(b)	Drug Discovery

Drug discovery services. Revenue from drug discovery and collaboration services contracts is recognized either over time, typically by using costs incurred or hours expended to measure progress, or at a point in time based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration and milestone payments. The Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. As of December 31, 2021, 2020, and 2019, milestones not yet achieved that were determined to be probable of achievement totaled $2,250, $250, and $1,500, respectively, and $2,250, $85, and $1,500 of those milestones were recognized as revenue for the years ended December 31, 2021, 2020, and 2019.

Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health, which began in November 2021. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of December 31, 2021, there was a $1,129 deferred revenue balance related to this agreement.

	Year Ended December 31,
	2021	2020	2019
Drug discovery services revenue from contracts with customers	$24,584	$15,565	$18,808
Drug discovery contribution	111	—	—
Total drug discovery revenue	$24,695	$15,565	$18,808

(c)	Collaboration and License Agreement

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

The Company assessed the collaboration and license agreement in accordance with ASC 606 and concluded that BMS is a customer based on the agreement structure. At inception, the Company identified one performance obligation for each of the five programs under the agreement, which includes research activities for each program and a license grant for the underlying intellectual property. The Company determined that the license grant for intellectual property is not separable from the research activities, as the research activities are expected to significantly modify or enhance the license grant over the period of service, and therefore are not distinct in the context of the contract.

The Company determined that the transaction price at the onset of the agreement is $55,000. Additional consideration to be paid to the Company upon the achievement of future milestone payments were excluded from the transaction price as they represent milestone payments that are not considered probable as of the inception date such that there is not a significant risk of revenue reversal.

The Company has allocated the transaction price of $55,000 to each performance obligation based on the SSP of each performance obligation at inception, which was determined based on each performance obligation’s estimated standalone selling price. The Company determined the estimated standalone selling price at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.

Revenue associated with the research activities is recognized on a proportional performance basis over the period of service for research activities, using input-based measurements of total costs of research incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.

During the years ended December 31, 2021 and 2020, the Company recognized $13,749 and $988, respectively, associated with the agreement based on the research activities performed. As of December 31, 2021 and 2020, there was $40,263 and $54,012 of deferred revenue related to the agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed. There was no outstanding receivable for this collaboration as of December 31, 2021.

(d)	Significant Judgments

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

The Company is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is allocated to each separate performance obligation on a SSP basis.

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

Judgment is required to determine the total costs to perform research activities, which include the length of time required, the internal hours expected to be incurred on the services, and the number and costs of various studies that may be performed by third-parties to complete the research plan.

Generally, the Company has not experienced significant returns or refunds to customers.

The Company’s estimates related to revenue recognition require significant judgment and a change in these estimates could have an effect on the Company’s results of operations during the periods involved.

(e)	Contract Balances

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to invoicing. A deferred revenue liability is recorded when revenue is expected to be recognized subsequent to invoicing. For the Company’s time-based software agreements, customers are generally invoiced at the beginning of the arrangement for the entire term, though when the term spans multiple years the customers may be invoiced on an annual basis. For certain drug discovery agreements where the milestones are deemed probable in a period prior to when the milestone is achieved, the Company records a contract asset for the full value of the milestone.

Contract assets are included in unbilled and other receivables within the consolidated balance sheets and are transferred to receivables when the Company invoices the customer.

Contract balances were as follows:

	As of December 31,	As of December 31,
	2021	2020
Contract assets	$8,271	$3,589
Deferred revenue, short-term:
Software products and services	32,945	28,218
Drug discovery	22,423	17,185
Deferred revenue, long-term:
Software products and services	3,938	1,976
Drug discovery	26,126	39,188

For the years ended December 31, 2021 and 2020, respectively, the Company recognized $42,127 and $24,921 of revenue that was included in deferred revenue at the end of the preceding period. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 65% of its December 31, 2021 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $26,694 as of December 31, 2021.

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

The Company has applied the practical expedient for sales commission expense, as any material compensation paid to sales representatives to obtain a contract relates to a period of one year or less. Therefore, the Company has not capitalized any costs related to sales commissions.
(4)	Property and Equipment

Property and equipment consisted of the following:

	As of December 31,
	2021	2020
Computers and equipment	$16,059	$12,718
Leasehold improvements	2,276	4,385
Furniture and fixtures	4,045	1,839
	22,380	18,942
Less accumulated depreciation	(12,355)	(13,802)
	$10,025	$5,140

Depreciation expense for 2021, 2020, and 2019 was $2,847, $3,658, and $3,625, respectively, and is included within cost of revenues and research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations.
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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of December 31, 2021 and 2020. The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$456,212	$—	$456,212
Equity investments	39,561	—	1,887	41,448
Total	$39,561	$456,212	$1,887	$497,660

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$440,395	$—	$440,395
Equity investments	45,570	—	—	45,570
Total	$45,570	$440,395	$—	$485,965

Fair value of the Company’s investments in Nimbus Therapeutics, LLC (“Nimbus”) and ShouTi Inc. (“ShouTi”), classified as Level 3 in the fair value hierarchy, was determined under the hypothetical liquidated book value method (“HLBV method”), as further described in Note 12, Equity Investments. Significant unobservable inputs used under the HLBV method include Nimbus’ and ShouTi’s annual financial statements and the Company’s respective liquidation priorities. The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2019	$108
Cash contributions	2,869
Unrealized loss	(2,977)
As of December 31, 2020	-
Cash contributions	2,000
Unrealized loss	(113)
As of December 31, 2021	$1,887

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the consolidated statements of operations. During the years ended December 31, 2021 and 2020, there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 12, Equity Investments, for further information.
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

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of December 31, 2021, the remaining weighted average lease term was 15 years.

During the year ended December 31, 2021, the accounting commencement began for two new leases, which increased the right-of-use (“ROU”) assets and lease liabilities by $71,054. ROU assets and lease liabilities were equal as no lease costs or incentives were associated with acquiring the leases.

On November 1, 2021, the Company entered into an office lease agreement for 16,727 square feet of office space located at One Main Street, Cambridge, Massachusetts. Under the terms of the agreement, the Company will pay base rent of approximately $135 per month with a 3% annual rental escalation. The Company estimates that the lease commencement date will occur during the three months ending June 30, 2022 and continue to the end of the lease, which is 10 years after commencement.

On November 30, 2021, the Company entered into an office lease agreement for 19,753 square feet of office space located at Salarpuria Sattva, Knowledge City, Hyderabad, India. Under the terms of the agreement, the Company will pay base rent of approximately $20 per month from commencement to handover date and $29 per month from handover date to termination of the lease. The Company estimates that the lease handover and commencement dates will occur during the three months ending March 31, 2022 and continue to the end of the lease in June 2023.

Variable and short-term lease costs were immaterial for the year ended December 31, 2021. Additional details of the Company’s operating leases are presented in the following table:

	Year Ended December 31,
	2021	2020	2019
Operating lease costs	$7,627	$5,895	$5,181
Cash paid for operating leases	4,561	6,050	5,108

Maturities of operating lease liabilities as of December 31, 2021 under noncancelable operating leases were as follows:

Year ending December 31:
2022	$2,087
2023	8,809
2024	9,632
2025	9,241
2026	8,758
Thereafter	93,656
Total future minimum lease payments	132,183
Less: imputed interest	(52,314)
Present value of future minimum lease payments	79,869
Less: current portion of operating leases payments	(2,042)
Lease liabilities, long-term	$77,827
(b)	Legal Matters

From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.
(7)	Income Taxes

Income tax expense is comprised of the following:

	Year ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$583
State	67	178	(95)
Foreign	344	167	(779)
Current income tax expense (benefit)	411	345	(291)
Deferred:
Federal	—	—	—
State	—	—	—
Deferred income tax expense (benefit)	—	—	—
	$411	$345	$(291)

Components of loss before income taxes by tax jurisdiction were as follows:

	Year ended December 31,
	2021	2020	2019
United States	$(101,341)	$(24,567)	$(25,385)
Foreign	1,359	449	523
Loss before income taxes	$(99,982)	$(24,118)	$(24,862)

Reconciliation of income tax expense at the applicable statutory income tax rates to the effective income tax rate is as follows:

	Year ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	4.9	14.2	4.2
Withholding tax	—	—	(2.3)
Section 162(m) limitation	(5.2)	(12.8)	—
Stock compensation	12.4	68.5	0.2
Return-to-provision adjustments	(1.7)	(1.3)	3.2
Research and development credit	6.3	6.2	5.2
Tax contingencies, net of reversals	(0.7)	(0.6)	(0.5)
Change in valuation allowance	(37.2)	(95.0)	(31.3)
Other	(0.2)	(1.6)	(0.6)
Effective income tax rate	(0.4)%	(1.4)%	(0.9)%

The income tax expense for the years ended December 31, 2021 and December 31, 2020 primarily related to state taxes and taxes in foreign jurisdictions. Income tax benefit for the year ended December 31, 2019 primarily related to alternative minimum tax credits previously utilized that are refundable under the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

The total change in valuation allowance for the year ended December 31, 2021 was $37,149, which primarily was due to the generation of net operating losses.

Tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities were as follows:

	As of December 31,
	2021	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$67,985	$51,498	$26,119
Accrued expenses	10,309	7,918	6,164
Deferred Revenue	10,632	394	500
Lease Liabilities	18,773	2,165	433
Credits	14,559	8,752	7,468
Gross deferred tax assets	122,258	70,727	40,684
Less valuation allowance	(95,304)	(58,155)	(35,251)
Net deferred tax assets	26,954	12,572	5,433
Deferred income tax liabilities:
Unrealized gain on equity investments	(8,545)	(10,185)	(1,984)
Prepaid expenses	(969)	(889)	(441)
Depreciation and amortization	(17,440)	(1,498)	(3,008)
Net deferred income tax assets	$—	$—	$—

As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $283,314 and $148,130, respectively. These carryforwards, with the exception of federal NOLs generated post 2017, will expire between 2022 and 2041 if not used by the Company to reduce income taxes payable in future periods. Utilization of post 2017 federal NOL carryforwards are limited to 80% of taxable income generated in a given year and carry forward indefinitely. As of December 31, 2021, the Company had federal and state research and development tax credit carryforwards of $15,459 and $977, respectively. These carryforwards will expire between 2022 and 2041 if not used by the Company to reduce income taxes payable in future periods.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the 2017 Tax Act. With the enactment of the CARES Act, the Company has not recognized a quantitative or qualitative impact for the years ended December 31, 2021, 2020, and 2019.

The Company classifies interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statement of operations. Following is a reconciliation of total gross unrecognized tax benefits:

	Year ended December 31,
	2021	2020	2019
Balance, January 1	$1,046	$902	$781
Additions for tax positions taken in prior years	282	25	24
Reductions for tax positions taken in prior years	(20)	(16)	(12)
Additions for tax positions related to the current year	394	135	109
Balance, December 31	$1,702	$1,046	$902

The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next 12 months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of December 31, 2021, the Company’s statutes of limitations are open for all federal and state years tax returns filed after the years ended December 31, 2016 and 2015, respectively. Net operating loss and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
(8)	Stockholders’ Equity (Deficit)
(a)	Common Stock

As of December 31, 2021, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.

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

As of December 31, 2021, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share.

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

As of December 31, 2021, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share.  The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(9)	Stock-Based Compensation

Stock Incentive Plans

As of December 31, 2021, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), and the 2021 Inducement Equity Incentive Plan (the "2021 Plan”) (together, the “Plans”). The 2020 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, consultants or advisors.

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

The 2010 Plan provided for the granting of incentive stock options and nonstatutory stock options to employees, directors, consultants, or advisors. As of the effective date of the 2020 Plan, no further awards will be made under the 2010 Plan. Any options or awards outstanding under the 2010 Plan remain outstanding and effective. Shares of common stock subject to outstanding awards granted under the 2010 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company are available for issuance under the 2020 Plan.

Stock Options

Stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. The board of directors or compensation committee determines the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the day of the grant. The maximum contractual term of options granted under the Plans is typically 10 years, options generally vest over four years with 25% of the shares underlying the option vesting at the end of the first year and the remaining vesting monthly over the following three years.

During 2021, 2020, and 2019, 1,120,981, 1,398,177, and 214,845 options under the Plans were exercised for total proceeds of $7,927, $4,183, and $549, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2021, 2020, and 2019 were calculated using an average of historical exercises. Estimated volatility for 2021, 2020, and 2019 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

As of December 31, 2021, there were 2,283,037 shares available for grant under the Plans. Following are the weighted average valuation assumptions used for options:

	Year Ended December 31,
	2021	2020	2019
Valuation assumptions
Expected dividend yield	—%	—%	—%
Expected volatility	59%	60%	57%
Expected term (years)	4.66	4.49	6.05
Risk-free interest rate	0.71%	1.46%	2.33%

The following table presents classification of stock-based compensation expense within the consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
Cost of sales	$3,858	$1,384	$376
Research and development	7,440	3,050	460
Sales and marketing	1,281	516	311
General and administrative	13,911	5,595	1,046
Total stock-based compensation	$26,490	$10,545	$2,193

Stock option activity was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Beginning, January 1, 2021	7,257,460	$12.14
Granted	1,696,327	93.13
Exercised	(1,120,981)	7.00
Forfeited	(149,346)	41.47
Expired	(3,119)	1.70
Balance, December 31, 2021	7,680,341	30.19	7.67	$35,584
Exercisable, December 31, 2021	3,473,716	10.83	6.75	$83,306

The weighted average grant date fair value per share of options granted during 2021, 2020, and 2019 was $45.07, $9.55, and $2.93, respectively. The intrinsic value of options exercised during 2021, 2020, and 2019 was $71,308, $87,946, and $546, respectively.

As of December 31, 2021, there was $78,355 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.87 years. The fair value of shares vested during 2021, 2020, and 2019 was $19,080, $3,153, and $1,734, respectively.
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

In October 2018, Faxian Therapeutics, LLC (“Faxian”) was formed in the United States. In April 2019, upon consummation of the joint venture, the Company and WuXi AppTech ("WuXi"), each received a 50% equity interest in the entity in exchange for their contributions to the entity. The Company determined that Faxian was a VIE and concluded that it is the primary beneficiary of the VIE. As such, the Company has consolidated Faxian's results into the consolidated financial statements, and eliminated WuXi's ownership as a non-controlling interest.
(11)	Net Loss per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the years presented (in thousands, except for share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(100,393)	$(24,463)	$(24,571)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	70,594,950	60,024,658	6,004,500
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(1.42)	$(0.41)	$(4.09)

Since the Company was in a loss position for all years presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2021	2020	2019
Convertible preferred stock	—	—	42,734,884
Shares subject to outstanding common stock options	7,680,341	7,257,460	4,805,562
	7,680,341	7,257,460	47,540,446

(12)	Equity Investments
(a)	Nimbus

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

The carrying value of the Nimbus investment was zero as of December 31, 2021 and December 31, 2020. The Company has no obligation to fund Nimbus losses in excess of its initial investment. The Company reported losses of zero, $2,977, and $4,180 on the Nimbus investment during 2021, 2020, and 2019, respectively.

(b)	Morphic

The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.

During 2021, 2020, and 2019 the Company reported gains of $11,548, $13,685, and $14,102 on the Morphic investment, respectively. As of December 31, 2021 and December 31, 2020, the carrying value of the Company’s investment in Morphic was $39,561 and $28,013, respectively.

(c)	Petra

Prior to May 2020, the Company had concluded that its equity investment in Petra Pharma Corporation (“Petra”) should be valued as a non-marketable equity security as the Company did not exercise significant influence over Petra.

During May 2020, Petra entered into a merger agreement with a third party. In connection with the merger, the Company received $4,582 of merger consideration in exchange for the Company’s shares of Petra common stock and is eligible to receive potential earn-outs tied to the achievement of specified development, regulatory, and commercial milestones. The Company is also eligible to receive $361 in escrow payments. During 2021, the Company received escrow payments of $335.

(d)	Ravenna

In connection with the Petra merger, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of December 31, 2021 and December 31, 2020, the carrying value of the Company’s investment in Ravenna was $19 and $94, respectively. The Company reported losses of $75, zero, and zero on the Ravenna investment during 2021, 2020, and 2019, respectively.

(e)	Relay

In July 2020, Relay successfully completed an initial public offering. The Company accounts for its investment in Relay at fair value based on the share price of Relay’s common stock at the measurement date. In January 2021, the Company disposed of its equity stake in Relay for aggregate consideration of $15,735, resulting in a loss of $1,821 for 2021. The Company reported a gain of $17,556 on the Relay investment for the year ended December 31, 2020. There was no gain or loss on the Relay investment for 2019, as Relay was not a public company during this period.

(f)	Ajax

In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of December 31, 2021 and December 31, 2020, the carrying value of the Company’s investment in Ajax was $1,700 and zero, respectively.

(g)	ShouTi

In July 2021, the Company purchased 494,035 shares of Series B preferred stock of ShouTi for $2,000 in cash. As ShouTi is structured as a company limited by shares, incorporated under the laws of the Cayman Islands and the Company is not a passive investor due to its collaboration with ShouTi on a number of drug discovery targets, the Company’s management determined that it has significant influence over the entity and therefore accounts for the investment as an equity method investment.

The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in ShouTi. The carrying value of ShouTi was $1,887 and zero as of December 31, 2021 and December 31, 2020, respectively. The Company has no obligation to fund ShouTi losses in excess of its initial investment. The Company recorded a loss of $113 on the ShouTi investment during the year ended December 31, 2021.
(13)	Employee Benefit Plan

The Company offers a 401(k) employee savings plan to its U.S.‑based employees. The Company made discretionary matching contributions equal to 100% of the first 4.0% of compensation contributed by employees for the years ended December 31, 2021, 2020, and 2019. Matching contributions during 2021, 2020, and 2019 were $2,592, $1,748, and $1,492, respectively.
(14)	Related Party Transactions
(a)	D. E. Shaw

For the years ended December 31, 2021, 2020, and 2019, the Company licensed technology and purchased services for $7,940, $7,281, and $5,190, respectively, from companies controlled by David E. Shaw and/or affiliates of companies controlled by David E. Shaw (the “D. E. Shaw entities”), stockholders of the Company. In addition, D. E. Shaw entities purchased certain products and services from, and provided cost reimbursements to, the Company totaling $318, $226, and $195 for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the Company had net payables of $2,637 and $3,464, respectively, to D.E. Shaw entities.

(b)	Board Member

For the years ended December 31, 2021, 2020, and 2019, the Company paid consulting fees of $390, $364, and $361, respectively, to a member of its board of directors.

(c)	Bill and Melinda Gates Foundation

For the years ended December 31, 2021, 2020, and 2019, the Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $1,160, $2,094, and $1,065 for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the Company had net receivables of $165 and $543, respectively, due from the Bill & Melinda Gates Foundation.

In the fourth quarter of 2021, the Company recognized $111 in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of December 31, 2021, the Company had no receivables due under this agreement from the Bill & Melinda Gates Foundation.

The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, and $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of December 31, 2021 and 2020, the Company had no net receivables due from Gates Ventures, LLC.

(d)	ShouTi

During the year ended December 31, 2021, the Company entered into multiple software agreements with ShouTi and its subsidiary for approximately $650. The Company recognized revenue of approximately $129 in the aggregate related to these agreements during the year ended December 31, 2021.
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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Segment revenues:
Software	$113,236	$92,530	$66,735
Drug discovery	24,695	15,565	18,808
Total segment revenues	$137,931	$108,095	$85,543
Segment gross profit:
Software	$86,741	$74,527	$53,089
Drug discovery	(21,121)	(11,055)	(3,996)
Total segment gross profit	65,620	63,472	49,093
Unallocated:
Research and development	(90,904)	(64,695)	(39,404)
Sales and marketing	(22,150)	(17,795)	(21,364)
General and administrative	(64,009)	(41,898)	(27,040)
(Loss) gain on equity investments	(1,781)	4,108	943
Change in fair value	11,359	28,263	9,922
Interest income	1,057	2,253	1,878
Income tax (expense) benefit	(411)	(345)	291
Consolidated net loss	$(101,219)	$(26,637)	$(25,681)

The following table sets forth revenues by geographic area for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019
United States	$90,398	$60,737	$47,622
Europe	27,810	24,370	17,504
Japan	8,565	14,558	14,367
Rest of World	11,158	8,430	6,050
	$137,931	$108,095	$85,543

(16)	Subsequent Events

On January 14, 2022, we acquired 117,840 shares of XTAL BioStructures, Inc. for $6.5 million, a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which includes $6.0 million in upfront purchase price, plus an adjustment for working capital, less cash acquired.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting and Attestation Report of Registered Public Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. Our independent registered public accounting firm, KPMG, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2021 pursuant to General Instruction G(3) of Form 10-K.

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

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2021 pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2021 pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2021 pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2022 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2021 pursuant to General Instruction G(3) of Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(1)	Financial Statements

The following documents are included on pages F-2 through F-9 attached hereto and are filed as part of this Annual Report.

(2)	Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The exhibits filed as part of this Annual Report are listed below.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	8-K	001-39206	3.1	2/10/2020

3.2	Amended and Restated Bylaws	8-K	001-39206	3.2	2/10/2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-235890	4.1	1/27/2020

4.2	Amended and Restated Share Exchange Agreement, dated January 24, 2020, by and between the Registrant and Bill & Melinda Gates Foundation Trust	S-1/A	333-235890	4.2	1/27/2020

4.3	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-39206	4.3	3/4/2021

10.1	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and the other parties thereto, as amended	S-1/A	333-235890	10.1	1/27/2020

10.2+	2010 Stock Plan, as amended	S-1	333-235890	10.2	1/10/2020

10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Stock Plan	S-1	333-235890	10.3	1/10/2020

10.4+	2020 Equity Incentive Plan	S-1/A	333-235890	10.4	1/27/2020

10.5+	Form of Stock Option Agreement and Form of Restricted Stock Unit Agreement for U.S. Participants under the 2020 Equity Incentive Plan					X

10.6+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan					X

10.7+	2020 Employee Stock Purchase Plan	S-1/A	333-235890	10.6	1/27/2020

10.8+	Second Amended and Restated Director Compensation Policy	10-K	001-39206	10.7	3/4/2021

10.9+	Senior Executive Incentive Compensation Plan	S-1	333-235890	10.8	1/10/2020

10.10+	Amended and Restated Executive Severance and Change in Control Benefits Plan	10-Q	001-39206	10.3	8/12/2021

10.11+	Employment Agreement, dated May 11, 2010, by and between the Registrant and Ramy Farid	S-1	333-235890	10.10	1/10/2020

10.12+	Employment Agreement, dated November 14, 2018, by and between the Registrant and Joel Lebowitz	S-1	333-235890	10.11	1/10/2020

10.13+	Employment Agreement, dated May 14, 2018, by and between the Registrant and Karen Akinsanya	S-1	333-235890	10.14	1/10/2020

10.14+	Employment Agreement, dated April 27, 2010, by and between the Registrant and Yvonne Tran	S-1	333-235890	10.16	1/10/2020

10.15+	Employment Agreement, dated September 11, 2006, by and between the Registrant and Patrick Lorton	S-1	333-235890	10.17	1/10/2020

10.16+	Employment Agreement, dated March 9, 2009, by and between the Registrant and Robert Abel	S-1	333-235890	10.19	1/10/2020

10.17+	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended	10-Q	001-39206	10.4	8/12/2021

10.18+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-235890	10.21	1/10/2020

10.19	Office Lease Agreement, dated April 5, 2021, by and between the Registrant and SPUSV5 1540 Broadway, LLC	8-K	001-39206	10.1	4/8/2021

10.20	Lease, dated August 6, 2008, between One Main Place Portland – Oregon, Inc., Landlord, and Registrant, Tenant, as amended	S-1	333-235890	10.23	1/10/2020

10.21	Office Lease Amendment, dated May 6, 2021, by and between Registrant and MADISON-OFC ONE MAIN PLACE OR LLC	10-Q	001-39206	10.2	8/12/2021

10.22†	Agreement, dated as of May 5, 1994, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.24	1/10/2020

10.23†	Agreement, dated as of July 15, 1998, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.25	1/10/2020

10.24†	Agreement, dated as of September 2001, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC, as amended	S-1	333-235890	10.26	1/10/2020

10.25†	Agreement, dated as of June 19, 2003, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.27	1/10/2020

10.26†	Software and Patent License Agreement, dated May 27, 2008, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.28	1/10/2020

10.27†	Services Royalty Amendment, dated November 1, 2008, by and between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.29	1/10/2020

10.28†	Services Agreement, dated June 25, 2013, between D.E. Shaw India Software Private Limited and Schrödinger, LLC, as amended	S-1	333-235890	10.30	1/10/2020

10.29†	License and Software Development Agreement, dated March 14, 2013, by and between D. E. Shaw Research LLC and Schrödinger, LLC	S-1	333-235890	10.31	1/10/2020

10.30†	Amended and Restated License and Software Development Agreement, dated May 20, 2014, by and between D. E. Shaw Research, LLC and Schrödinger, LLC	S-1	333-235890	10.32	1/10/2020

10.31+	Global Bonus Plan	S-1/A	333-235890	10.33	1/27/2020

10.32†	Independent Contractor Agreement, dated June 23, 2020, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.2	8/10/2020

10.33	Stock Option Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-Q	001-39206	10.2	11/12/2020

10.34†	Collaboration and License Agreement, dated November 22, 2020, by and between the Registrant and Bristol-Myers Squibb Company	10-K	001-39206	10.37	3/4/2021

10.35+	2021 Inducement Equity Incentive Plan	10-K	001-39206	10.38	3/4/2021

10.36+	Nonstatutory Stock Option Agreement under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.39	3/4/2021

10.37+	Restricted Stock Unit Agreement for U.S. Participants under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.40	3/4/2021

10.38+	Restricted Stock Unit Agreement for Non-U.S. Participants under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.41	3/4/2021

21.1	Subsidiaries of the Registrant					X

23.1	Consent of KPMG LLP, independent registered public accounting firm					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.	X

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

SCHRÖDINGER, INC.

Date: February 24, 2022	By:	/s/ Ramy Farid

Ramy Farid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ramy Farid	President and Chief Executive Officer, Director	February 24, 2022
Ramy Farid, Ph.D.	(Principal Executive Officer)

/s/ Joel Lebowitz	Chief Financial Officer	February 24, 2022
Joel Lebowitz	(Principal Financial Officer)

/s/ Jenny Herman	Senior Vice President, Finance and Corporate Controller	February 24, 2022
Jenny Herman	(Principal Accounting Officer)

/s/ Michael Lynton	Chairman of the Board	February 24, 2022
Michael Lynton

/s/ Jeffrey Chodakewitz	Director	February 24, 2022
Jeffrey Chodakewitz, M.D.

/s/ Richard Friesner	Director	February 24, 2022
Richard Friesner, Ph.D.

/s/ Gary Ginsberg	Director	February 24, 2022
Gary Ginsberg

/s/ Rosana Kapeller-Libermann	Director	February 24, 2022
Rosana Kapeller-Libermann, M.D., Ph.D.

/s/ Gary Sender	Director	February 24, 2022
Gary Sender

/s/ Nancy Thornberry	Director	February 24, 2022
Nancy Thornberry