Form 10-Q
period 2022-03-31
Schrodinger, Inc.
filed 2022-05-04
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 19, 2022, the registrant had 61,973,968 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, or this Quarterly Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “aim,” “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

Assets	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$117,257	$120,267
Restricted cash	3,500	3,000
Marketable securities	408,275	456,212
Accounts receivable, net of allowance for doubtful accounts of $127 and $108	29,321	31,744
Unbilled and other receivables, net for allowance for unbilled receivables of $40 and $30	16,273	8,807
Prepaid expenses	11,542	5,030
Total current assets	586,168	625,060
Property and equipment, net	11,120	10,025
Equity investments	37,002	43,167
Goodwill	4,791	—
Intangible assets, net	986	—
Right of use assets	78,136	75,384
Other assets	1,334	2,851
Total assets	$719,537	$756,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,766	$8,079
Accrued payroll, taxes, and benefits	10,951	18,405
Deferred revenue	53,771	55,368
Lease liabilities	4,151	2,042
Other accrued liabilities	6,893	7,317
Total current liabilities	85,532	91,211
Deferred revenue, long-term	24,582	30,064
Lease liabilities, long-term	77,353	77,827
Other liabilities, long-term	1,400	300
Total liabilities	188,867	199,402
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 61,972,400 and 61,834,515 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	620	618
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at March 31, 2022 and December 31, 2021	92	92
Additional paid-in capital	797,004	786,964
Accumulated deficit	(264,392)	(229,952)
Accumulated other comprehensive loss	(2,657)	(651)
Total stockholders’ equity of Schrödinger stockholders	530,667	557,071
Noncontrolling interest	3	14
Total stockholders’ equity	530,670	557,085
Total liabilities and stockholders’ equity	$719,537	$756,487

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Software products and services	$33,081	$26,340
Drug discovery	15,582	5,787
Total revenues	48,663	32,127
Cost of revenues:
Software products and services	7,511	5,906
Drug discovery	13,169	10,057
Total cost of revenues	20,680	15,963
Gross profit	27,983	16,164
Operating expenses:
Research and development	27,822	21,448
Sales and marketing	6,671	5,239
General and administrative	22,133	13,389
Total operating expenses	56,626	40,076
Loss from operations	(28,643)	(23,912)
Other (expense) income:
Loss on equity investments	—	(1,781)
Change in fair value	(6,164)	24,824
Interest income	328	420
Total other (expense) income	(5,836)	23,463
Loss before income taxes	(34,479)	(449)
Income tax (benefit) expense	(28)	74
Net loss	(34,451)	(523)
Net loss attributable to noncontrolling interest	(11)	(494)
Net loss attributable to Schrödinger common and limited common stockholders	$(34,440)	$(29)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.48)	$(0.00)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	71,050,432	70,071,625

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss attributable to Schrödinger common and limited common stockholders	$(34,440)	$(29)
Changes in market value of investments, net of tax:
Unrealized loss on marketable securities	(2,006)	(240)
Comprehensive loss	$(36,446)	$(269)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

							Accumulated
	Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance at December 31, 2021	61,834,515	$618	9,164,193	$92	$786,964	$(229,952)	$(651)	$14	$557,085
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(2,006)	—	(2,006)
Issuances of common stock upon stock option exercise	137,885	2	—	—	906	—	—	—	908
Stock-based compensation	—	—	—	—	9,134	—	—	—	9,134
Net loss	—	—	—	—	—	(34,440)	—	(11)	(34,451)
Balance at March 31, 2022	61,972,400	$620	9,164,193	$92	$797,004	$(264,392)	$(2,657)	$3	$530,670

Balance at December 31, 2020	60,713,534	$607	9,164,193	$92	$752,558	$(129,559)	$317	$4	$624,019
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(240)	—	(240)
Issuances of common stock upon stock option exercise	587,141	6	—	—	3,650	—	—	—	3,656
Stock-based compensation	—	—	—	—	4,366	—	—	—	4,366
Contributions by non-controlling interest	—	—	—	—		—	—	498	498
Net loss	—	—	—	—	—	(29)	—	(494)	(523)
Balance at March 31, 2021	61,300,675	$613	9,164,193	$92	$760,574	$(129,588)	$77	$8	$631,776

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(34,451)	$(523)
Adjustments to reconcile net loss to net cash used in
operating activities:
Loss on equity investments	—	1,781
Noncash revenue from equity investments	—	(5)
Fair value adjustments	6,164	(24,824)
Depreciation and amortization	969	887
Stock-based compensation	9,134	4,366
Noncash research and development expenses	—	498
Noncash investment amortization	1,504	1,955
(Gain) loss on disposal of property and equipment	(4)	19
Decrease (increase) in assets, net of acquisition:
Accounts receivable, net	2,935	20,153
Unbilled and other receivables	(7,390)	(3,065)
Reduction in the carrying amount of right of use assets	1,221	1,264
Prepaid expenses and other assets	(7,725)	(3,549)
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	1,328	(1,230)
Accrued payroll, taxes, and benefits	(7,454)	(1,655)
Deferred revenue	(7,079)	(8,447)
Lease liabilities	489	(1,352)
Other accrued liabilities	637	2,806
Net cash used in operating activities	(39,722)	(10,921)
Cash flows from investing activities:
Purchases of property and equipment	(1,696)	(513)
Distribution from equity investment	—	40
Proceeds from sale of equity investments	—	15,735
Acquisition, net of acquired cash	(6,427)	—
Purchases of marketable securities	(55,068)	(143,671)
Proceeds from maturity of marketable securities	99,495	66,500
Net cash provided by (used in) investing activities	36,304	(61,909)
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	908	3,656
Net cash provided by financing activities	908	3,656
Net decrease in cash and cash equivalents and restricted cash	(2,510)	(69,174)
Cash and cash equivalents and restricted cash, beginning of period	123,267	202,796
Cash and cash equivalents and restricted cash, end of period	$120,757	$133,622

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$37	$119
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	317	52
Purchases of property and equipment in accrued liabilities	343	—
Acquisition of right to use assets, contingency resolution	1,513	—
Acquisition of right of use assets	1,146	—
Acquisition of lease liabilities	1,146	—

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2022 and 2021

(in thousands, except for share and per share amounts)

(1)	Description of Business

Schrödinger, Inc. (the “Company”) has developed a differentiated, physics-based software platform that enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. The Company sells its software to biopharmaceutical and industrial companies, academic institutions, and government laboratories. The Company also applies its computational platform to a broad pipeline of drug discovery and development programs in collaboration with biopharmaceutical companies. In addition, the Company uses its platform to advance a pipeline of internal drug discovery programs.
(2)	Significant Accounting Policies
(a)	Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805) – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires the measurement and recognition of contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606). This update replaces the existing guidance requiring contract assets and contract liabilities to be measured and recognized at fair value. The standard is effective on a prospective basis for annual periods beginning after December 15, 2022, including interim periods within the fiscal year, with early adoption permitted. The Company early adopted this new standard effective January 1, 2022 with no material impact on its unaudited condensed consolidated financial statements.
(b)	Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements and the related interim disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 24, 2022.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assumptions used in the allocation of revenue, estimates regarding the progress of completing performance obligations under collaboration agreements, and the valuation of stock-based compensation. Actual results could differ from those estimates, and such differences may be material to the unaudited condensed consolidated financial statements.
(c)	Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include the accounts of Schrödinger, Inc., its wholly owned subsidiaries, and its variable interest entity. All intercompany balances and transactions have been eliminated in consolidation. The functional currency for foreign entities is the United States dollar. The Company accounts for investments over which it has significant influence, but not a controlling financial interest, using the equity method.

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

As of March 31, 2022, two customers accounted for 34% and 12% of total accounts receivable, respectively. As of December 31, 2021, three customers accounted for 17%, 15%, and 11% of total accounts receivable, respectively. One customer accounted for 15% of total revenues during the three months ended March 31, 2022 and no customers accounted for more than 10% of total revenues during the three months ended March 31, 2021.
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

The Company recognizes the effect of income tax positions only if such positions are deemed “more likely than not” capable of being sustained. Interest and penalties accrued on unrecognized tax benefits are included within income tax expense in the unaudited condensed consolidated financial statements.
(g)	Equity Investments

In the normal course of business, the Company has entered, and may continue to enter, into collaboration agreements with companies to perform drug design services for such companies in exchange for equity ownership stakes in such companies. If it is determined that the Company has control over the investee, the investee is consolidated in the financial statements. If the investee is consolidated with the Company and less than 100% of the equity is owned by the Company, the Company will present non-controlling interest to represent the portion of the investee owned by other investors. If it is determined that the Company does not have control over the investee, the Company evaluates the investment for the ability to exercise significant influence.

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

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended March 31,
	2022	2021
Software products and services – point in time	44.8%	54.0%
Software products and services – over time	23.2	28.0
Drug Discovery – point in time	19.0	-
Drug Discovery – over time	13.0	18.0

(a)	Software Products and Services

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

Professional services. Professional services, such as training, technical setup, installation or assisting customers with modeling and structural biology services, where the Company uses its software to perform tasks such as virtual screening and homology modeling on behalf of the Company’s customers, generally are not related to the core functionality of the Company’s software and are recognized as revenue when resources are consumed. The Company has historically estimated project status with relative accuracy, although a number of internal and external factors can affect such estimates, including labor rates, utilization and efficiency variances. Payments for services are due in advance or upon consumption of resources.

Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized upon execution of the agreement and on the first anniversary of the agreement when invoiced in accordance with ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.

The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company received $1,000 in connection with its entry into the agreement in the second quarter of 2020, and $1,000 in the second quarter of 2021 on the first anniversary of its entry into the agreement. The Company is also entitled to receive an additional $1,000 payment on or around the second anniversary of the agreement, subject to the Company providing certain progress reports to the Trustees of Columbia University in the City of New York. As of March 31, 2022, the Company had no deferred revenue balance related to this agreement.

The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended March 31,
	2022	2021
On-premise software	$21,686	$17,355
Hosted software	3,255	2,600
Software maintenance	4,726	4,105
Professional services	3,414	2,280
Total software revenue	$33,081	$26,340

(b)	Drug Discovery

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

As of March 31, 2022, milestones not yet achieved that were determined to be probable of achievement totaled $5,500, of which $3,500 was recognized as revenue for the three months ended March 31, 2022 and $2,000 was recognized as revenue during the three months ended December 31, 2021. As of March 31, 2021, milestones not yet achieved that were determined to be probable of achievement totaled $2,500, of which $2,213 was recognized as revenue for the three months ended March 31, 2021.

Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health, which began in November 2021. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of March 31, 2022, there was a $788 deferred revenue balance related to this agreement.

The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended March 31,
	2022	2021
Drug discovery services revenue from contracts with customers	$15,241	$5,787
Drug discovery contribution	341	—
Total drug discovery revenue	$15,582	$5,787

(c)	Collaboration and License Agreement

On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS have agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. The Company will be responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1/KRAS, which were two of the Company’s internal programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to the Company. Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense.

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

The Company assessed the collaboration and license agreement in accordance with ASC 606, and concluded that BMS is a customer based on the agreement structure. At inception, the Company identified one performance obligation for each of the five programs under the agreement, which includes research activities for each program and a license grant for the underlying intellectual property. The Company determined that the license grant for intellectual property is not separable from the research activities, as the research activities are expected to significantly modify or enhance the license grant over the period of service, and therefore are not distinct in the context of the contract.

The Company determined that the transaction price at the onset of the agreement is $55,000. Additional consideration to be paid to the Company upon the achievement of future milestone payments were excluded from the transaction price as they represent milestone payments that are not considered probable as of the inception date such that there is not a significant risk of revenue reversal.

The Company has allocated the transaction price of $55,000 to each performance obligation based on the SSP of each performance obligation at inception, which was determined based on each performance obligation’s estimated SSP. The Company determined the estimated SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.

Revenue associated with the research activities is recognized on a proportional performance basis over the period of service for research activities, using input-based measurements of total costs of research incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.

During the three months ended March 31, 2022 the Company recognized $4,000 associated with the agreement based on the research activities performed. As of March 31, 2022, there was $36,263 of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed.

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

The Company is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is allocated to each separate performance obligation on a relative SSP basis.

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

Contract balances were as follows:

	As of March 31,	As of December 31,
	2022	2021
Contract assets	$14,765	$8,271
Deferred revenue, short-term:
Software products and services	32,074	32,945
Drug discovery	21,697	22,423
Deferred revenue, long-term:
Software products and services	3,633	3,938
Drug discovery	20,949	26,126

For the three months ended March 31, 2022 and 2021, respectively, the Company recognized $25,542 and $19,024 of revenue that was included in deferred revenue at December 31, 2021 and December 31, 2020, respectively. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 69% of its March 31, 2022 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $23,927 as of March 31, 2022.

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
(4)	Business Acquisition

On January 14, 2022, the Company used cash on hand to acquire all outstanding shares of XTAL BioStructures, Inc. (“XTAL”), a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in ASC Topic 805 Business Combinations. The cash purchase price was approximately $7,429 which included $6,427 in upfront purchase price, net of cash acquired. The acquisition of XTAL enables the Company to pursue scientific advancements in the field of structural biology, augment its ability to produce high quality target structures for its drug discovery programs, and expand its offerings to include an advanced and differentiated service that provides customers access to protein structures that have been computationally validated and are ready for structure-based virtual screening and lead optimization, giving rise to expected benefits supporting the amount of acquired goodwill.

The following table summarizes the provisional fair values of the assets acquired and liabilities assumed by the Company as of the January 14, 2022 acquisition date. The amounts recorded for unbilled revenue recorded in other current assets and deferred revenue recorded in current liabilities are preliminary and open for the finalization of the adoption of ASC 606. The Company has elected to use both practical expedients provided by ASU No. 2021-08 for the valuation of contract assets and contract liabilities from contracts with customers, with no material impact to the unaudited condensed consolidated financial statements.

Cash	$1,002
Accounts receivable	588
Other current assets	95
Property, plant and equipment	297
Intangible assets	1,100
Goodwill	4,791
Total assets acquired	7,873
Current liabilities	209
Deferred tax liability	235
Total liabilities assumed	444
Net assets acquired	$7,429

The following table summarizes the provisional purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the January 14, 2022 acquisition date:

	Amount	Useful Life (years)
Backlog	$270	1
Customer relationships	710	5
Tradename/Trademark	120	1
	$1,100

The results of operations for XTAL beginning as of the January 14, 2022 acquisition date are included in these unaudited condensed consolidated financial statements. For the three months ended March 31, 2022, the amount of revenues and net income of XTAL were not material to the unaudited condensed consolidated financial statements taken as a whole. Because the pro forma results of operations of the Company for the periods presented in this report would not be materially different as a result of the acquisition, such information is not presented. The costs incurred to acquire XTAL were not material and have been fully expensed and are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.
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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of March 31, 2022 and December 31, 2021. The following table presents information about the Company’s assets and liabilities measured at fair value as of March 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$408,275	$—	$408,275
Equity investments	33,524	—	1,759	35,283
Total	$33,524	$408,275	$1,759	$443,558

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$—	$456,212	$—	$456,212
Equity investments	39,561	—	1,887	41,448
Total	$39,561	$456,212	$1,887	$497,660

Fair value of the Company’s investments in Nimbus Therapeutics, LLC (“Nimbus”), ShouTi Inc. (“ShouTi”), and Eonix, LLC (“Eonix”), classified as Level 3 in the fair value hierarchy, was determined under the hypothetical liquidated book value method (“HLBV method”), as further described in Note 12, Equity Investments. Significant unobservable inputs used under the HLBV method include

Nimbus’, ShouTi’s, and Eonix’s annual financial statements and the Company’s respective liquidation priorities. The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2020	$—
Cash contributions	2,000
Unrealized loss	(113)
As of December 31, 2021	1,887
Unrealized loss	(128)
As of March 31, 2022	$1,759

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the three months ended March 31, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 12, Equity Investments, for further information.
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

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of March 31, 2022, the remaining weighted average lease term was 15 years.

During the three months ended March 31, 2022, right-of-use (“ROU”) assets increased by $1,146 due to the accounting commencement of two new leases and by $2,828 due to a contingency resolution associated with the Company’s New York office lease. There were no lease costs or incentives associated with acquiring the leases.

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

On March 8, 2022, the Company entered into an office lease agreement for 15,045 square feet of office space located at 9868 Scranton Road, San Diego, California. Under the terms of the agreement, the Company will pay base rent of approximately $103 per month for the first year of the lease. Beginning the second year of the lease, the Company will pay base rent of approximately $61 per month with a 3% annual rental escalation. The Company estimates that the lease commencement date will occur during the three months ending March 31, 2023 and continue to the end of the lease, which is 8 years after commencement.

Variable and short-term lease costs were immaterial for the three months ended March 31, 2022. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended March 31,
	2022	2021
Operating lease costs	$2,460	$1,470
Cash paid for operating leases	549	1,396

Maturities of operating lease liabilities as of March 31, 2022 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2022	$1,850
2023	8,960
2024	9,605
2025	9,236
2026	8,754
Thereafter	93,655
Total future minimum lease payments	132,060
Less: imputed interest	(50,556)
Present value of future minimum lease payments	81,504
Less: current portion of operating leases payments	(4,151)
Lease liabilities, long-term	$77,353
(b)	Legal Matters

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

For the three months ended March 31, 2022 and 2021, the Company’s income tax (benefit) expense was $(28) and $74, respectively. For the three months ended March 31, 2022, the difference between the effective rate and the statutory rate was primarily attributed to the change in the valuation allowance against net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of March 31, 2022, the Company had $2,095 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At March 31, 2022, the Company’s statutes of limitations are open for all federal and state years filed after the year ended December 31, 2016 and 2015, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

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
(8)	Stockholders’ Equity
(a)	Common Stock

As of March 31, 2022, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.

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

As of March 31, 2022, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.

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

As of March 31, 2022, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(9)	Stock-Based Compensation

Stock Incentive Plans

As of March 31, 2022, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), and the 2021 Inducement Equity Incentive Plan (the "2021 Plan”) (together, the “Plans”). The 2020 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, consultants or advisors.

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

As of March 31, 2022 and December 31, 2021, there were 354,595 and 2,283,037 shares available for grant under the Plans. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
Cost of sales	$1,288	$657
Research and development	2,582	1,228
Sales and marketing	524	218
General and administrative	4,740	2,263
Total stock-based compensation	$9,134	$4,366

Restricted Stock Units

Each restricted stock unit (“RSU”) represents the right to receive one share of the Company’s common stock upon vesting. The fair value of RSUs granted by the Company was calculated based upon the Company’s closing stock price on the date of the grant, and the stock-based compensation expense is recognized over the vesting period. RSUs generally vest over four years with 25% of the grants vesting at the end of the first year and the remaining vesting annually over the following three years.

The weighted average grant date fair value for each RSU granted during the three months ended March 31, 2022 was $27.76. There was no intrinsic value of RSUs settled during the three months ended March 31, 2022.

As of March 31, 2022, there was $1,299 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.87 years. No RSUs vested during the three months ended March 31, 2022.

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

During the three months ended March 31, 2022 and 2021, 137,885 and 587,141 options under the Plans were exercised for total proceeds of $908 and $3,656, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2021 and 2020 were calculated using an average of historical exercises. Estimated volatility for the three months ended March 31, 2022 and 2021 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Three Months Ended March 31,
	2022	2021
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	56%	59%
Expected term (years)	4.74	4.67
Risk-free interest rate	1.77%	0.67%

The weighted average grant date fair value per share of options granted during the three months ended March 31, 2022 and 2021 was $13.52 and $49.30, respectively. The intrinsic value of options exercised during the three months ended March 31, 2022 and 2021 was $3,309 and $43,077, respectively.

As of March 31, 2022, there was $109,764 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 3.09 years. The fair value of shares vested during the three months ended March 31, 2022 and 2021 was $19,545 and $9,462, respectively.
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

In October 2018, Faxian Therapeutics, LLC (“Faxian”) was formed in the United States. In April 2019, upon consummation of the joint venture, the Company and WuXi AppTech ("WuXi"), each received a 50% equity interest in the entity in exchange for their contributions to the entity. The Company determined that Faxian was a VIE and concluded that it is the primary beneficiary of the VIE. As such, the Company has consolidated Faxian's results into the unaudited condensed consolidated financial statements, and eliminated WuXi's ownership as a non-controlling interest.
(11)	Net Loss per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(34,440)	$(29)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	71,050,432	70,071,625
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.48)	$(0.00)

Since the Company was in a loss position for the three months ended March 31, 2022 and 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2022	2021
Shares subject to outstanding common stock options and RSUs	10,613,602	7,962,984

(12)	Equity Investments
(a)	Nimbus

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

The carrying value of the Nimbus investment was zero as of March 31, 2022 and December 31, 2021. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three months ended March 31, 2022 and March 31, 2021, the Company reported no gain or loss on the Nimbus investment.

(b)	Morphic

The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.

For the three months ended March 31, 2022, the Company reported a loss of $6,037 on the Morphic investment. For the three months ended March 31, 2021, the Company reported a gain of $24,824 on the Morphic investment. As of March 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in Morphic was $33,524 and $39,561, respectively.

(c)	Ravenna

In connection with the merger of Petra Pharma Corporation (“Petra”) and a third party, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of March 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in Ravenna was $19.

(d)	Ajax

In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of March 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in Ajax was $1,700.

(e)	ShouTi

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

The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in ShouTi. The carrying value of ShouTi was $1,759 and $1,887 as of March 31, 2022 and December 31, 2021, respectively. The Company has no obligation to fund ShouTi losses in excess of its initial investment. For the three months ended March 31, 2022 and 2021 the Company recorded losses of $128 and zero on the ShouTi investment, respectively.

(f)	Eonix

On March 31, 2022, the Company received 4,000,000 membership interest units of Eonix in exchange for material science collaboration services under the terms of a master services agreement executed on March 31, 2022. As Eonix is a limited liability company and the Company is not a passive investor due to its collaboration with Eonix on a number of material science targets, the Company's management determined that it has significant influence over the entity and therefore accounts for the investment as an equity method investment.

The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in Eonix. The carrying value of Eonix was zero as of March 31, 2022. For the three months ended March 31, 2022 the Company recorded no gain or loss on the Eonix investment.

(13)	Related Party Transactions
(a)	Board Member

For the three months ended March 31, 2022 and 2021, the Company paid consulting fees of $100 and $95, respectively, to a member of its board of directors.

(b)	Bill and Melinda Gates Foundation

For the three months ended March 31, 2022 and 2021, the Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $200 and $730 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had net receivables of $8 and $165, respectively, due from the Bill & Melinda Gates Foundation.

For the three months ended March 31, 2022 and December 31, 2021, the Company recognized $341 and $111, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of March 31, 2022 and December 31, 2021, the Company had no receivables due under this agreement from the Bill & Melinda Gates Foundation.

The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, and $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of March 31, 2022 and December 31, 2021, the Company had no net receivables due from Gates Ventures, LLC.

(c)	ShouTi

During the year ended December 31, 2021, the Company entered into multiple software agreements with ShouTi and its subsidiary for approximately $650. The Company recognized revenue of approximately $77 in the aggregate related to these agreements during the three months ended March 31, 2022.
(14)	Segment Reporting

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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2022	2021
Segment revenues:
Software	$33,081	$26,340
Drug discovery	15,582	5,787
Total segment revenues	$48,663	$32,127
Segment gross profit:
Software	$25,570	$20,434
Drug discovery	2,413	(4,270)
Total segment gross profit	27,983	16,164
Unallocated:
Research and development	(27,822)	(21,448)
Sales and marketing	(6,671)	(5,239)
General and administrative	(22,133)	(13,389)
Loss on equity investments	—	(1,781)
Change in fair value	(6,164)	24,824
Interest income	328	420
Income tax benefit (expense)	28	(74)
Consolidated net loss	$(34,451)	$(523)

The following table sets forth revenues by geographic area for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
United States	$30,275	$16,905
Europe	12,645	10,545
Japan	1,557	1,535
Rest of World	4,186	3,142
	$48,663	$32,127

(15)	Subsequent Events

In April 2022, the Company entered into an agreement with the third party who previously acquired a collaborator in which the Company held an equity stake pursuant to which the Company agreed to terminate its rights to receive potential earnouts under the acquisition agreement in consideration for approximately $11,800 in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. “Risk Factors” of this Quarterly Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

Overview

We are transforming the way therapeutics and materials are discovered. Our differentiated, physics-based software platform enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. Our software platform is used by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. Our multidisciplinary drug discovery team also leverages our software platform to advance collaborative drug discovery and development programs and our own pipeline of novel therapeutics to address unmet medical needs.

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

We are using our computational platform for both collaborative and internal drug discovery programs. Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. Furthermore, in mid-2018, we launched a pipeline of internal, wholly-owned programs. We continue to advance multiple internal programs through investigational new drug, or IND, -enabling studies. We expect to submit an IND application to the U.S. Food and Drug Administration, or FDA, for our MALT1 program in the first half of 2022, and subject to receiving regulatory clearance, we expect to initiate a Phase 1 clinical trial of our MALT1 inhibitor, which we refer to as SGR-1505, in patients with relapsed and resistant lymphoma in the second half of 2022. We also plan to submit IND applications to the FDA for our CDC7 program in early 2023 and our WEE1 program in 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in 2023, subject to receipt of regulatory clearance.

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

We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding payments and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our internal pipeline programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. Under the terms of the agreement, we received an upfront payment of $55.0 million, and we are eligible to receive up to $2.7 billion in total milestone payments across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Collaboration and License Agreement” in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.

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

Furthermore, in January 2022, we acquired XTAL BioStructures, Inc., or XTAL, a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which we believe will expand our future offerings to include an advanced and differentiated service that provides customers access to protein structures that have been computationally validated and are ready for structure-based virtual screening and lead optimization. See “Business Acquisition” in Note 4 to our unaudited condensed consolidated financial statements for additional information relating to this acquisition.

We generated revenue of $48.7 million and $32.1 million during the three months ended March 31, 2022 and 2021, respectively, representing year-over-year growth of 51%. Our net loss attributable to Schrödinger common stockholders and limited common stockholders was $34.4 million and $0.0 million for the three months ended March 31, 2022 and 2021, respectively.

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

We did not see material impacts to our business from the COVID-19 pandemic during the three months ended March 31, 2022 and the fiscal year ended December 31, 2021. While we do not expect the COVID-19 pandemic to have future material impacts on our business, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the COVID-19 pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases. In addition, due to the restrictions related to COVID-19 that remain in certain geographic regions, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in and may in the future result in disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and delays in executing some preclinical studies, including our IND-enabling studies for our CDC7 program. We now expect to submit the IND application to the FDA for our CDC7 program in early 2023 and to initiate a Phase 1 clinical trial in 2023. In addition, the recent resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. We, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

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

Professional services. Professional services, such as training, technical setup, installation or assisting customers with modeling and structural biology services, where we use our software to perform tasks such as virtual screening and homology modeling on behalf of our customers, generally are not related to the core functionality of our software and are recognized as revenue when resources are consumed. Since each professional services agreement represents a unique, ad hoc engagement, professional services revenue may fluctuate from period to period.

Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC entered into June 2020. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized upon execution of the agreement and on the first anniversary of the agreement when invoiced, in accordance with Accounting Standard Codification, or ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction. Additional revenue is expected to be recognized on the second anniversary of the agreement.

Drug Discovery Revenue

Drug discovery services. We currently generate drug discovery revenue from discovery collaboration arrangements, including research funding payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from entering into collaborations or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $4.0 million was included in our drug discovery revenue for the three months ended March 31, 2022. However, we expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

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

Loss on Equity Investments

Loss on equity investments consists of realized gains in the form of cash distributions received from our equity investments offset by realized losses on the sale of equity.

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair value of our equity investments, including Nimbus Therapeutics, Inc., or Nimbus, ShouTi Inc., or ShouTi, Eonix, LLC, or Eonix, and Morphic Holding, Inc., or Morphic. We remeasure our investments at each period end.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our unaudited results of operations data for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Revenues:
Software products and services	$33,081	$26,340	$6,741	26%
Drug discovery	15,582	5,787	9,795	169%
Total revenues	48,663	32,127	16,536	51%
Cost of revenues:
Software products and services	7,511	5,906	1,605	27%
Drug discovery	13,169	10,057	3,112	31%
Total cost of revenues	20,680	15,963	4,717	30%
Gross profit	27,983	16,164	11,819	73%
Operating expenses:
Research and development	27,822	21,448	6,374	30%
Sales and marketing	6,671	5,239	1,432	27%
General and administrative	22,133	13,389	8,744	65%
Total operating expenses	56,626	40,076	16,550	41%
Loss from operations	(28,643)	(23,912)	(4,731)	20%
Other (expense) income:
Loss on equity investments	—	(1,781)	1,781	N/M
Change in fair value	(6,164)	24,824	(30,988)	N/M
Interest income	328	420	(92)	N/M
Total other (expense) income	(5,836)	23,463	(29,299)	N/M
Loss before income taxes	(34,479)	(449)	(34,030)	N/M
Income tax (benefit) expense	(28)	74	(102)	N/M
Net loss	(34,451)	(523)	(33,928)	N/M
Net loss attributable to noncontrolling interest	(11)	(494)	483	N/M
Net loss attributable to Schrödinger common and limited common stockholders	$(34,440)	$(29)	$(34,411)	N/M

N/M – not meaningful

Revenues

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Revenues:
Software
On-premise software	$21,686	$17,355	$4,331	25%
Hosted software	3,255	2,600	655	25%
Software maintenance	4,726	4,105	621	15%
Professional services	3,414	2,280	1,134	50%
Total software products and services	33,081	26,340	6,741	26%
Drug discovery
Drug discovery services	15,241	5,787	9,454	163%
Drug discovery contribution	341	—	341	-
Total drug discovery	15,582	5,787	9,795	169%
Total revenues	$48,663	$32,127	$16,536	51%

On-premise software. The increase in revenues for on-premise software for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily attributable to increased sales from existing and new customers, growth in multi-year agreements, and timing of revenue for customer renewals.

Hosted software. The increase in revenues for hosted software for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to growth in new customers purchasing hosted software subscriptions, as well as increased spend from existing hosted customers, for which revenue is recognized ratably over time.

Software maintenance. The increase in revenues for software maintenance for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the increase in on-premise software sales in current and previous years. Software maintenance revenue is recognized over time.

Professional services. The increase in revenues from professional services for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the addition of XTAL, revenue subsequent to the acquisition, and the timing of technology and modeling service projects.

Software contribution revenue. There was no contribution revenue for the three months ended March 31, 2022 and 2021 from the agreement with Gates Ventures, LLC, which began in June 2020.

Drug discovery services. The increase in revenues for drug discovery services for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to the timing and amount of collaboration milestones achieved, the progress of existing and new collaborations accomplished during the period, as well as research funding received during the three months ended March 31, 2022. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Drug discovery contribution revenue. Contribution revenue for the three months ended March 31, 2022 was due to services performed under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.

Cost of Revenues

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Cost of revenues:
Software products and services	$7,511	$5,906	$1,605	27%
Gross margin	77%	78%
Drug discovery	13,169	10,057	3,112	31%

Software products and services. The increase in cost of revenues for software products and services during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was attributable to increases of approximately $0.9 million in personnel-related expense, approximately $0.4 million in royalty expense due to higher sales levels, and approximately $0.3 million in other expenses.

Software products and services gross margin. The decrease in software gross margin during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 reflects our investment to support the rollout of large-scale deployments of our platform, as well as an increase in royalty fees.

Drug discovery. The increase in cost of revenues for drug discovery during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was attributable to increases of approximately $1.6 million in third-party CRO costs associated with the expansion and progression of collaboration drug discovery programs, including the BMS collaboration, approximately $1.4 million in personnel-related expense, and approximately $0.1 million in other expenses.

Research and Development Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Research and development	$27,822	$21,448	$6,374	30%

The increase in research and development expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was attributable to increases of approximately $4.5 million in personnel-related expense, approximately $1.0 million in CRO costs associated with the expansion and progression of internal drug discovery programs, approximately $0.8 million in cloud computing expenses, and approximately $0.1 million in other expenses.

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
Sales and marketing	$6,671	$5,239	$1,432	27%

The increase in sales and marketing expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was attributable to increases of approximately $0.8 million in personnel-related expense, approximately $0.2 million in travel and entertainment expenses, approximately $0.1 million in cloud computing expenses, and approximately $0.3 million in other expenses.

General and Administrative Expense

	Three Months Ended March 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$22,133	$13,389	$8,744	65%

The increase in general and administrative expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was attributable to increases of approximately $5.5 million in personnel-related expense, approximately $1.1 million related to a one-time non-recurring state and local tax item, approximately $0.7 million related to professional services, and approximately $1.4 million of other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure.

Loss on Equity Investments

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Loss on equity investments	$-	$(1,781)	$1,781

The loss on equity investments during the three months ended March 31, 2021 was primarily due to the realized loss on the disposal of our equity stake in Relay Therapeutics, Inc., or Relay.

Change in Fair Value

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Change in fair value	$(6,164)	$24,824	$(30,988)

The change in fair value during the three months ended March 31, 2022 was primarily due to a loss on our investment in Morphic. The change in fair value during the three months ended March 31, 2021  was due to a gain on our investment in Morphic of $24.8.

Interest Income

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Interest income	$328	$420	$(92)

Interest income decreased during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to lower bond investment balances.

Income Tax (Benefit) Expense

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Income tax (benefit) expense	$(28)	$74	$(102)

The income tax benefit during the three months ended March 31, 2022 was due to the release of the valuations allowance due to the acquisition of XTAL. During the three months ended March 31, 2021, due to the full valuation allowance on our U.S. federal and state tax assets, income tax expense primarily represented our income tax obligations in certain foreign jurisdictions in which we conduct business.

Critical Accounting Estimates

Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting estimates during the three months ended March 31, 2022.

Liquidity, Capital Resources and Funding Requirements

We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $264.4 million.

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

As of March 31, 2022, we had cash, cash equivalents and marketable securities of $529.0 million.

On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of March 31, 2022, no securities had been sold under the Form S-3.

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

Our contractual obligations as of March 31, 2022 include operating lease obligations of $132.1 million, consisting of our continuing rent obligations through December 2037, primarily for our principal offices located in New York, New York and Portland, Oregon, which expire in December 2037 and September 2026, respectively. In addition, see Note 6, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to executed leases that have not yet commenced.

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

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(39,722)	$(10,921)
Net cash provided by (used in) investing activities	36,304	(61,909)
Net cash provided by financing activities	908	3,656
Net decrease in cash and cash equivalents and restricted cash	$(2,510)	$(69,174)

Operating activities

During the three months ended March 31, 2022, operating activities used approximately $39.7 million of cash, primarily due to a net loss of $34.5 million, including a $6.2 million non-cash loss from changes in fair value and $11.6 million of non-cash operating expenses included in net loss, including depreciation and amortization and stock-based compensation costs. Changes in our operating assets and liabilities used cash of approximately $23.0 million.

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

Investing activities

During the three months ended March 31, 2022, investing activities provided approximately $36.3 million of cash, consisting of $44.4 million provided by marketable securities maturities, net of purchases, $1.7 million used for purchases of property and equipment and $6.4 million used to acquire XTAL, net of cash acquired.

During the three months ended March 31, 2021, investing activities used approximately $61.9 million of cash, consisting of $77.2 million used for purchases of marketable securities, net of maturities, and $0.7 million used for purchases of property and equipment, partially offset by $15.8 million provided by the sale of our equity stake in Relay.

Financing activities

During the three months ended March 31, 2022, financing activities provided approximately $0.9 million of cash attributable to proceeds received upon stock option exercises.

During the three months ended March 31, 2021, financing activities provided approximately $3.7 million of cash attributable to proceeds received upon stock option exercises.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of significant operating losses. Our net loss attributable to Schrödinger common stockholders and limited common stockholders for the three months ended March 31, 2022 and 2021 was $34.4 million and $0.0 million, respectively. Our net losses for the years ended December 31, 2021 and 2020 were $101.2 million and $26.6 million, respectively. As of March 31, 2022, we had an accumulated deficit of $264.4 million.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We continue to advance multiple internal programs through investigational new drug, or IND, -enabling studies, and we expect to submit an IND application to the U.S. Food and Drug Administration, or FDA, for our MALT1 program in the first half of 2022, and subject to receiving regulatory clearance, we expect to initiate a Phase 1 clinical trial of our MALT1 inhibitor, which we refer to as SGR-1505, in patients with relapsed and resistant lymphoma in the second half of 2022. We also plan to submit IND applications to the FDA for our CDC7 program in early 2023 and our WEE1 program in 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in 2023, subject to receipt of regulatory clearance. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 51% from $32.1 million in the three months ended March 31, 2021 to $48.7 million in the three months ended March 31, 2022, and increased by 28% from $108.1 million in the fiscal year ended December 31, 2020 to $137.9 million in the fiscal year ended December 31, 2021. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

As of March 31, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $529.0 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2021. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our unaudited condensed consolidated financial statements include determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date, and the expected stock price volatility and the calculation of expected term of the award estimates used in the calculation of stock-based compensation.

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

Our solutions utilize third-party open-source software, and any failure to comply with the terms of one or more of these open-source software licenses could adversely affect our business or our ability to sell our software solutions, subject us to litigation, or create potential liability.

Our solutions include software licensed by third parties under any one or more open-source licenses, including the GNU General Public License, the GNU Lesser General Public License, the Affero General Public License, the BSD License, the MIT License, the Apache License, and others, and we expect to continue to incorporate open-source software in our solutions in the future. Moreover, we cannot ensure that we have effectively monitored our use of open-source software or that we are in compliance with the terms of the applicable open-source licenses or our current policies and procedures. There have been claims against companies that use open-source software in their products and services asserting that the use of such open-source software infringes the claimants’ intellectual property rights. As a result, we and our customers could be subject to suits by third parties claiming that what we believe to be licensed open-source software infringes such third parties’ intellectual property rights, and we may be required to indemnify our customers against such claims. Additionally, if an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we or our customers could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contain the open-source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our solutions.

Use of open-source software may entail greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. In addition, certain open-source licenses require that source code for software programs that interact with such open-source software be made available to the public at no cost and that any modifications or derivative works to such open-source software continue to be licensed under the same terms as the open-source software license. The terms of various open-source licenses have not been interpreted by courts in the relevant jurisdictions, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open-source licenses, we could be required to release the source code of our proprietary software, and to make our proprietary software available under open-source licenses, if we combine our proprietary software with open-source software in a certain manner. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code, re-engineer all or a portion of our solutions, or otherwise be limited in the licensing of our solutions, each of which could reduce or eliminate the value of our solutions. Disclosing our proprietary source code could allow our competitors to create similar products with lower development effort and time and ultimately could result in a loss of sales. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our revenue, business, results of operations, and financial condition and the market price of our shares.

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

For the three months ended March 31, 2022 and the year ended December 31, 2021, sales to customers outside of the United States accounted for approximately 38% and 34% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

Furthermore, with respect to our drug discovery programs, the current conflict involving Russia and Ukraine may impact the ability of our CROs in the region to produce materials we require to conduct certain of our preclinical studies. If the conflict were to be prolonged or worsened, and if we are unable to obtain alternative sources for such materials that we require, the ability for us to timely execute and complete certain of our preclinical studies may be adversely impacted.

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

The full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the pandemic on the global economy. For instance, if certain of our customers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they may decrease their spending, which may result in decreased software revenue. Furthermore, as a result of the restrictions related to COVID-19 that remain in certain geographic areas, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events has been hampered.

In addition, as a result of the COVID-19 pandemic, we may experience delays in the progress of certain of our and our collaborators’ drug discovery and development programs, particularly those that are in preclinical studies and clinical trials or that are preparing to enter clinical trials. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in and may in the future result in disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and have experienced delays in executing preclinical studies, including our IND-enabling studies for our CDC7 program. We now expect to submit the IND application to the FDA for our CDC7 program in early 2023 and to initiate a Phase 1 clinical trial in 2023. In addition, the recent resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. These reductions and delays may persist in the future, and we, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue.

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

We have recently acquired, and we may again in the future seek to acquire or invest in, businesses, solutions, or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in January 2022, we acquired XTAL, a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which will augment our ability to produce high quality target structures for our drug discovery programs. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see “Item 1. Business—License Agreements with Columbia University” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.

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

We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.

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

As of April 19, 2022, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 21.4% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 31.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price has been, and is likely to continue to be volatile. Since our initial public offering in February 2020 and through April 19, 2022, the intraday price of our common stock has fluctuated from a low of $23.14 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of April 19, 2022, we had outstanding 61,973,968 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

We also have filed registration statements on Forms S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under such registration statements are available for sale in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Pursuant to Section 404, we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Form of Stock Option Agreement and Form of Restricted Stock Unit Agreement for U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.5	2/24/2022
10.2	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.6	2/24/2022
10.3	Third Amended and Restated Director Compensation Policy					X
10.4	Transition, Separation and Release of Claims Agreement, dated as of February 28, 2022, by and between Schrödinger, Inc. and Joel Lebowitz	8-K	001-39206	10.1	3/2/2022
10.5	Consulting Agreement, dated as of February 28, 2022, by and between Schrödinger, Inc. and Joel Lebowitz	8-K	001-39206	10.2	3/2/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X

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

Schrödinger, Inc.

Date: May 4, 2022	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Jenny Herman
Senior Vice President, Finance and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)