Form 10-Q
period 2022-06-30
Schrodinger, Inc.
filed 2022-08-04
CIK 1490978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 28, 2022, the registrant had 62,028,442 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report include, among other things, statements about:

•	the potential advantages of our physics-based computational platform;
•	our strategic plans to accelerate the growth of our software business;
•	our research and development efforts for our internal drug discovery programs and our computational platform;
•	the initiation, timing, progress, and results of drug discovery programs, preclinical studies and clinical trials of ours and those of our collaborators;
•	our plans to submit investigational new drug applications to the U.S. Food and Drug Administration for our internal drug discovery programs;
•	our plans to discover and develop product candidates and to maximize their commercial potential by advancing such product candidates ourselves or in collaboration with others;
•	our plans to leverage the synergies between our businesses;
•	the timing of, the ability to submit applications for, and the ability to obtain and maintain regulatory approvals for any product candidates we or one of our collaborators may develop;
•

our drug discovery collaborations and our estimates or expectations regarding any milestone or other payments we may receive from such collaborations, including pursuant to our collaboration with Bristol-Myers Squibb Company;

•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•	the potential advantages of our drug discovery programs;
•	the rate and degree of market acceptance of our software solutions;
•	the potential continued impact of the COVID-19 pandemic on our business, operations, liquidity, and prospects;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our software solutions and any product candidate we or any of our collaborators may develop;
•	our marketing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify technologies with significant commercial potential that are consistent with our commercial objectives;
•	our expectations related to the use of our cash, cash equivalents, and marketable securities;
•	our expectations related to the key drivers of our performance;
•	the impact of government laws and regulations;
•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing products, technologies, or therapies that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel.

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

Unless the context otherwise requires, we use the terms “company,” “we,” “us,” and “our” in this Quarterly Report to refer to Schrödinger, Inc. and its consolidated subsidiaries.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except for share and per share amounts)

Assets	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$127,319	$120,267
Restricted cash	3,500	3,000
Marketable securities	382,246	456,212
Accounts receivable, net of allowance for doubtful accounts of $124 and $108	18,767	31,744
Unbilled and other receivables, net for allowance for unbilled receivables of $40 and $30	12,978	8,807
Prepaid expenses	12,062	5,030
Total current assets	556,872	625,060
Property and equipment, net	11,524	10,025
Equity investments	21,903	43,167
Goodwill	4,791	—
Intangible assets, net	853	—
Right of use assets	90,133	75,384
Other assets	1,804	2,851
Total assets	$687,880	$756,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,263	$8,079
Accrued payroll, taxes, and benefits	16,533	18,405
Deferred revenue	47,440	55,368
Lease liabilities	7,180	2,042
Other accrued liabilities	9,174	7,317
Total current liabilities	85,590	91,211
Deferred revenue, long-term	20,105	30,064
Lease liabilities, long-term	88,112	77,827
Other liabilities, long-term	1,000	300
Total liabilities	194,807	199,402
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 62,027,061 and 61,834,515 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	620	618
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at June 30, 2022 and December 31, 2021	92	92
Additional paid-in capital	807,827	786,964
Accumulated deficit	(312,078)	(229,952)
Accumulated other comprehensive loss	(3,403)	(651)
Total stockholders’ equity of Schrödinger stockholders	493,058	557,071
Noncontrolling interest	15	14
Total stockholders’ equity	493,073	557,085
Total liabilities and stockholders’ equity	$687,880	$756,487

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Software products and services	$30,011	$24,052	$63,092	$50,392
Drug discovery	8,458	5,732	24,040	11,519
Total revenues	38,469	29,784	87,132	61,911
Cost of revenues:
Software products and services	7,101	5,641	14,612	11,547
Drug discovery	14,234	12,163	27,403	22,220
Total cost of revenues	21,335	17,804	42,015	33,767
Gross profit	17,134	11,980	45,117	28,144
Operating expenses:
Research and development	31,123	21,092	58,945	42,540
Sales and marketing	7,428	5,380	14,099	10,619
General and administrative	22,056	15,850	44,189	29,239
Total operating expenses	60,607	42,322	117,233	82,398
Loss from operations	(43,473)	(30,342)	(72,116)	(54,254)
Other income (expense):
Gain (loss) on equity investments	11,828	—	11,828	(1,781)
Change in fair value	(15,700)	(4,918)	(21,864)	19,906
Other (expense) income	(296)	357	32	777
Total other (expense) income	(4,168)	(4,561)	(10,004)	18,902
Loss before income taxes	(47,641)	(34,903)	(82,120)	(35,352)
Income tax expense	33	67	5	141
Net loss	(47,674)	(34,970)	(82,125)	(35,493)
Net income (loss) attributable to noncontrolling interest	12	(326)	1	(820)
Net loss attributable to Schrödinger common and limited common stockholders	$(47,686)	$(34,644)	$(82,126)	$(34,673)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.67)	$(0.49)	$(1.15)	$(0.49)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	71,161,892	70,582,062	71,106,470	70,328,254

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss attributable to Schrödinger common and limited common stockholders	$(47,686)	$(34,644)	$(82,126)	$(34,673)
Changes in market value of investments, net of tax:
Unrealized loss on marketable securities	(746)	(1)	(2,752)	(241)
Comprehensive loss	$(48,432)	$(34,645)	$(84,878)	$(34,914)

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except for share amounts)

							Accumulated
	Common stock		Limited common stock		Additional paid-in	Accumulated	other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance at December 31, 2021	61,834,515	$618	9,164,193	$92	$786,964	$(229,952)	$(651)	$14	$557,085
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(2,006)	—	(2,006)
Issuances of common stock upon stock option exercise	137,885	2	—	—	906	—	—	—	908
Stock-based compensation	—	—	—	—	9,134	—	—	—	9,134
Net loss	—	—	—	—	—	(34,440)	—	(11)	(34,451)
Balance at March 31, 2022	61,972,400	620	9,164,193	92	797,004	(264,392)	(2,657)	3	530,670
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(746)	—	(746)
Issuances of common stock upon stock option exercise	54,661	—	—	—	396	—	—	—	396
Stock-based compensation	—	—	—	—	10,427	—	—	—	10,427
Net loss	—	—	—	—	—	(47,686)	—	12	(47,674)
Balance at June 30, 2022	62,027,061	$620	9,164,193	$92	$807,827	$(312,078)	$(3,403)	$15	$493,073

Balance at December 31, 2020	60,713,534	$607	9,164,193	$92	$752,558	$(129,559)	$317	$4	$624,019
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(240)	—	(240)
Issuances of common stock upon stock option exercise	587,141	6	—	—	3,650	—	—	—	3,656
Stock-based compensation	—	—	—	—	4,366	—	—	—	4,366
Contributions by non-controlling interest	—	—	—	—		—	—	498	498
Net loss	—	—	—	—	—	(29)	—	(494)	(523)
Balance at March 31, 2021	61,300,675	613	9,164,193	92	760,574	(129,588)	77	8	631,776
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(1)	—	(1)
Issuances of common stock upon stock option exercise	252,935	3	—	—	1,609	—	—	—	1,612
Stock-based compensation	—	—	—	—	7,016	—	—	—	7,016
Contributions by non-controlling interest	—	—	—	—		—	—	338	338
Net loss	—	—	—	—	—	(34,644)	—	(326)	(34,970)
Balance at June 30, 2021	61,553,610	$616	9,164,193	$92	$769,199	$(164,232)	$76	$20	$605,771

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(82,125)	$(35,493)
Adjustments to reconcile net loss to net cash used in
operating activities:
(Gain) loss on equity investments	(11,828)	1,781
Noncash revenue from equity investments	—	(11)
Fair value adjustments	21,864	(19,906)
Depreciation and amortization	2,095	1,614
Stock-based compensation	19,561	11,382
Noncash research and development expenses	—	811
Noncash investment amortization	1,719	2,343
(Gain) loss on disposal of property and equipment	(4)	19
Gain on lease termination	(2)	—
Decrease (increase) in assets, net of acquisition:
Accounts receivable, net	13,489	10,064
Unbilled and other receivables	(4,095)	(925)
Reduction in the carrying amount of right of use assets	3,140	2,663
Prepaid expenses and other assets	(8,719)	(3,914)
(Decrease) increase in liabilities, net of acquisition:
Accounts payable	(2,938)	(2,489)
Accrued payroll, taxes, and benefits	(1,872)	(1,460)
Deferred revenue	(17,887)	(8,030)
Lease liabilities	364	(2,816)
Other accrued liabilities	2,860	4,074
Net cash used in operating activities	(64,378)	(40,293)
Cash flows from investing activities:
Purchases of property and equipment	(3,670)	(3,427)
Purchases of equity investments	(600)	(1,700)
Distribution from equity investment	11,828	375
Proceeds from sale of equity investments	—	15,735
Acquisition, net of acquired cash	(6,427)	—
Purchases of marketable securities	(111,215)	(222,725)
Proceeds from maturity of marketable securities	180,710	164,645
Net cash provided by (used in) investing activities	70,626	(47,097)
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	1,304	5,268
Contribution by noncontrolling interest	—	25
Net cash provided by financing activities	1,304	5,293
Net increase (decrease) in cash and cash equivalents and restricted cash	7,552	(82,097)
Cash and cash equivalents and restricted cash, beginning of period	123,267	202,796
Cash and cash equivalents and restricted cash, end of period	$130,819	$120,699

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$171	$224
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	80	51
Acquisition of right to use assets, contingency resolution	1,513	—
Acquisition of right of use assets	14,767	—
Acquisition of lease liabilities	14,767	—

See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the three and six months ended June 30, 2022 and 2021

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

As of June 30, 2022, two customers accounted for 19% and 19% of total accounts receivable, respectively. As of December 31, 2021, three customers accounted for 17%, 15%, and 11% of total accounts receivable, respectively. One customer accounted for 16% of total revenues during the three months ended June 30, 2022, and two customers accounted for 12% and 12% of total revenue during the six months ended June 30, 2022, respectively. One customer accounted for 13% and 11% of total revenues during the three and six months ended June 30, 2021, respectively.
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

The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Software products and services – point in time	45.8%	51.9%	45.2%	53.0%
Software products and services – over time	32.2	28.8	27.2	28.4
Drug Discovery – point in time	3.5	4.3	12.2	2.1
Drug Discovery – over time	18.5	15.0	15.4	16.5

(a)	Software Products and Services

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

The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry to the agreement and $1,000 and $1,000 upon the first and second anniversary of the agreement. As of June 30, 2022, the Company had no deferred revenue balance related to this agreement. As of June 30, 2022, the Company had $1,000 in accounts receivable related to this agreement.

The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
On-premise software	$16,595	$14,452	$38,281	$31,807
Hosted software	3,596	2,704	6,851	5,304
Software maintenance	4,952	4,176	9,678	8,281
Professional services	3,868	1,720	7,282	4,000
Revenue from contracts with customers	29,011	23,052	62,092	49,392
Software contribution	1,000	1,000	1,000	1,000
Total software revenue	$30,011	$24,052	$63,092	$50,392

(b)	Drug Discovery

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

As of June 30, 2022, milestones not yet achieved that were determined to be probable of achievement totaled $1,350, of which $1,350 was recognized as revenue for the three months ended June 30, 2022. As of June 30, 2021, milestones not yet achieved that were determined to be probable of achievement totaled zero, of which zero was recognized as revenue for the three months ended June 30, 2021.

Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health, which began in November 2021. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of June 30, 2022, there was a $2,887 deferred revenue balance related to this agreement.

The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Drug discovery services revenue from contracts with customers	$8,019	$5,732	$23,259	$11,519
Drug discovery contribution	439	—	781	—
Total drug discovery revenue	$8,458	$5,732	$24,040	$11,519

(c)	Collaboration and License Agreement

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

During the three and six months ended June 30, 2022 and 2021 the Company recognized $5,404, $9,404, $3,277 and $5,660, respectively, associated with the agreement based on the research activities performed. As of June 30, 2022, there was $30,859 of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed.

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

Contract balances were as follows:

	As of June 30,	As of December 31,
	2022	2021
Contract assets	$12,015	$8,271
Deferred revenue, short-term:
Software products and services	24,815	32,945
Drug discovery	22,625	22,423
Deferred revenue, long-term:
Software products and services	3,641	3,938
Drug discovery	16,464	26,126

For the three and six months ended June 30, 2022 and 2021, the Company recognized $22,303, $40,599, $14,780, $27,676 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 70% of its June 30, 2022 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $24,617 as of June 30, 2022.

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

On January 14, 2022, the Company used cash on hand to acquire all outstanding shares of XTAL BioStructures, Inc. (“XTAL”), a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in ASC Topic 805 Business Combinations (“Topic 805”). The cash purchase price was approximately $7,429 which included $6,427 in upfront purchase price, net of cash acquired. The acquisition of XTAL enables the Company to pursue scientific advancements in the field of structural biology, augment its ability to produce high quality target structures for its drug discovery programs, and expand its offerings to include an advanced and differentiated service that provides customers access to protein structures that have been computationally validated and are ready for structure-based virtual screening and lead optimization, giving rise to expected benefits supporting the amount of acquired goodwill.

The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company as of the January 14, 2022 acquisition date. The business combination accounting under Topic 805 was finalized for this acquisition during the three months ended June 30, 2022, with no changes to the provisional amounts disclosed for the three months ended March 31, 2022. The Company has elected to use both practical expedients provided by ASU No. 2021-08 for the valuation of contract assets and contract liabilities from contracts with customers, with no material impact to the unaudited condensed consolidated financial statements.

Cash	$1,002
Accounts receivable	588
Other current assets	95
Property, plant and equipment	297
Intangible assets	1,100
Goodwill	4,791
Total assets acquired	7,873
Current liabilities	209
Deferred tax liability	235
Total liabilities assumed	444
Net assets acquired	$7,429

The following table summarizes the purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the January 14, 2022 acquisition date:

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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value does not differ significantly from carrying value as of June 30, 2022 and December 31, 2021. The following table presents information about the Company’s assets and liabilities measured at fair value as of June 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$130,819	—	—	130,819
Marketable securities	—	382,246	—	382,246
Equity investments	18,119	—	2,065	20,184
Total	$148,938	$382,246	$2,065	$533,249

The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$123,267	$—	$—	$123,267
Marketable securities	—	456,212	—	456,212
Equity investments	39,561	—	1,887	41,448
Total	$162,828	$456,212	$1,887	$620,927

Fair value of the Company’s investments in Nimbus Therapeutics, LLC (“Nimbus”), Structure Therapeutics Inc., formerly known as ShouTi Inc., (“Structure Therapeutics”), and Eonix, LLC (“Eonix”), classified as Level 3 in the fair value hierarchy, was determined under the hypothetical liquidated book value method (“HLBV method”), as further described in Note 12, Equity Investments. Significant unobservable inputs used under the HLBV method include Nimbus’, Structure Therapeutics’, and Eonix’s annual financial statements and the Company’s respective liquidation priorities. The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2020	$—
Cash contributions	2,000
Unrealized loss	(113)
As of December 31, 2021	1,887
Unrealized loss	(128)
As of March 31, 2022	1,759
Cash contributions	600
Unrealized loss	(294)
As of June 30, 2022	$2,065

Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the six months ended June 30, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 12, Equity Investments, for further information.

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

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of June 30, 2022, the remaining weighted average lease term was 14 years.

During the three months ended June 30, 2022, the accounting commencement began for the Cambridge lease, which increased the right-of-use (“ROU”) assets and lease liabilities by $13,621. ROU assets and lease liabilities were equal as no lease costs or incentives were associated with acquiring the leases. The Company received a lease termination fee of $295 for the early termination of its San Diego lease on May 30, 2022.

On May 19, 2022, the Company entered into an amendment to its New York office lease agreement for 27,198 additional square feet of office space located at 1540 Broadway, New York, New York. Under the terms of the agreement, as amended, subject to specified exceptions, including an approximately 15-month rent abatement period, the Company is obligated to pay an initial base rent of approximately (i) $159 per month following the rent abatement period through December 31, 2027, (ii) $172 per month from January 1, 2028 through December 31, 2032, and (iii) $186 per month from January 1, 2033 through December 31, 2037. The Company estimates that the lease commencement date will occur during the three months ending December 31, 2022 and continue through December 31, 2037.

On March 8, 2022, the Company entered into an office lease agreement for 15,045 square feet of office space located at 9868 Scranton Road, San Diego, California. Under the terms of the agreement, the Company is obligated to pay base rent of approximately $60 per month with a 3% annual rental escalation each year thereafter. The Company estimates that the lease commencement date will occur during the three months ending March 31, 2023 and continue to the end of the lease, which is eight years after commencement.

Variable and short-term lease costs were immaterial for the six months ended June 30, 2022. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease costs	$2,830	$1,417	$5,290	$2,887
Cash paid for operating leases	752	1,518	1,301	2,914

Maturities of operating lease liabilities as of June 30, 2022 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2022	$2,052
2023	10,590
2024	11,292
2025	11,016
2026	10,588
Thereafter	104,525
Total future minimum lease payments	150,063
Less: imputed interest	(54,771)
Present value of future minimum lease payments	95,292
Less: current portion of operating leases payments	(7,180)
Lease liabilities, long-term	$88,112

(b)	Legal Matters

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

For the three and six months ended June 30, 2022 and 2021, the Company’s income tax expense was $33, $5, $67 and $141, respectively. For the three and six months ended June 30, 2022, the difference between the effective rate and the statutory rate was primarily attributed to the change in the valuation allowance against net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of June 30, 2022, the Company had $2,095 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.

The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At June 30, 2022, the Company’s statutes of limitations are open for all federal and state years filed after the year ended December 31, 2016 and 2015, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

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

As of June 30, 2022, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.

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

As of June 30, 2022, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.

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

As of June 30, 2022, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(9)	Stock-Based Compensation

Stock Incentive Plans

As of June 30, 2022, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), the 2021 Inducement Equity Incentive Plan (the “2021 Plan”), and the 2022 Equity Incentive Plan (the “2022 Plan”) (together, the “Plans”).

The 2022 Plan provides for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock-based awards, and cash-based awards to employees, directors, consultants or advisors. Shares of common stock subject to outstanding awards granted under the 2020 Plan and the 2010 Plan that expire, terminate, or are otherwise surrendered, cancelled, forfeited, or repurchased by the Company are available for issuance under the 2022 Plan.

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

The 2020 Plan provided for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, consultants or advisors. As of June 15, 2022, the effective date of the 2022 Plan, no further awards will be made under the 2020 Plan. Any options or awards outstanding under the 2020 Plan remain outstanding and effective.

The 2010 Plan provided for the granting of incentive stock options and nonstatutory stock options to employees, directors, consultants or advisors. As of the effective date of the 2020 Plan, no further awards will be made under the 2010 Plan. Any options or awards outstanding under the 2010 Plan remain outstanding and effective.

As of June 30, 2022 and December 31, 2021, there were 5,189,674 and 2,283,037 shares available for grant under the Plans. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of sales	$1,528	$1,120	$2,816	$1,776
Research and development	2,977	1,925	5,559	3,153
Sales and marketing	699	362	1,223	580
General and administrative	5,223	3,609	9,963	5,873
Total stock-based compensation	$10,427	$7,016	$19,561	$11,382

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

There were no RSUs granted during the three months ended June 30, 2022. The weighted average grant date fair value for each RSU granted during the six months ended June 30, 2022 was $27.76. There was no intrinsic value of RSUs settled during the three and six months ended June 30, 2022.

As of June 30, 2022, there was $1,211 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.62 years. No RSUs vested during the three and six months ended June 30, 2022.

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

During the three and six months ended June 30, 2022 and 2021, 54,661, 192,546, 252,935, and 840,076 options under the Plans were exercised for total proceeds of $396, $1,304, $1,612, and $5,268, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2022, 2021, and 2020 were calculated using an average of historical exercises. Estimated volatility for the six months ended June 30, 2022 and 2021 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.

Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Six Months Ended June 30,
	2022	2021
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	56%	59%
Expected term (years)	4.75	4.66
Risk-free interest rate	1.90%	0.68%

The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2022 and 2021 was $13.67, $13.54, $35.57, and $47.47, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2022 and 2021 was $977, $4,286, $16,036, and $59,113, respectively.

As of June 30, 2022, there was $100,850 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.88 years. The fair value of shares vested during the three and six months ended June 30, 2022 and 2021 was $10,159, $29,704, $3,405, and $12,867, respectively.
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
(11)	Net Loss per Share Attributable to Common and Limited Common Stockholders

The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(47,686)	$(34,644)	$(82,126)	$(34,673)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	71,161,892	70,582,062	71,106,470	70,328,254
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.67)	$(0.49)	$(1.15)	$(0.49)

Since the Company was in a loss position for the three and six months ended June 30, 2022 and 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares subject to outstanding common stock options and RSUs	10,723,911	7,876,615	10,723,911	7,876,615

(12)	Equity Investments
(a)	Nimbus

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

The carrying value of the Nimbus investment was zero as of June 30, 2022 and December 31, 2021. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three and six months ended June 30, 2022 and June 30, 2021, the Company reported no gain or loss on the Nimbus investment.

(b)	Morphic

The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.

For the three and six months ended June 30, 2022, the Company reported a loss of $15,405 and $21,422 on the Morphic investment. For the three and six months ended June 30, 2021, the Company reported a loss of $4,918 and a gain of $19,906 on the Morphic investment. As of June 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in Morphic was $18,119 and $39,561, respectively.

(c)	Ravenna

In connection with the merger of Petra Pharma Corporation (“Petra”) and a third party, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of June 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in Ravenna was $19.

(d)	Ajax

In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of June 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in Ajax was $1,700.

(e)	Structure Therapeutics

In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash.

As Structure Therapeutics is structured as a company limited by shares, incorporated under the laws of the Cayman Islands and the Company is not a passive investor due to its collaboration with Structure Therapeutics on a number of drug discovery targets, the Company’s management determined that it has significant influence over the entity and therefore accounts for the investment as an equity method investment.

The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in Structure Therapeutics. The carrying value of Structure Therapeutics was $2,065 and $1,887 as of June 30, 2022 and December 31, 2021, respectively. The Company has no obligation to fund Structure Therapeutics losses in excess of its initial investment. For the three and six months ended June 30, 2022, the Company recorded losses of $294 and $421, respectively, on the Structure Therapeutics investment. For the three and six months ended June 30, 2021, the Company reported no gains or losses on the Structure Therapeutics investment.

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

The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in Eonix. The carrying value of Eonix was zero as of June 30, 2022. For the three and six months ended June 30, 2022, the Company recorded no gain or loss on the Eonix investment.

(13)	Related Party Transactions
(a)	Board Member

For the three and six months ended June 30, 2022 and 2021, the Company paid consulting fees of $100, $200, $95, and $190, respectively, to a member of its board of directors.

(b)	Bill and Melinda Gates Foundation

The Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $15, $215, $142, and $872 for the three and six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had net receivables of zero and $165, respectively, due from the Bill & Melinda Gates Foundation.

For the three and six months ended June 30, 2022 and the three months ended December 31, 2021, the Company recognized $440, $781, and $111, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of June 30, 2022 and December 31, 2021, the Company had no receivables due under this agreement from the Bill & Melinda Gates Foundation. As of June 30, 2022 and December 31, 2021, restricted cash on hand related to the arrangement was $2,891 and $1,130, respectively.

The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement, and $1,000 in contribution revenue in the second quarter of 2022 on the second anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of June 30, 2022 and December 31, 2021, the Company had $1,000 and zero net receivables, respectively, due from Gates Ventures, LLC.

(c)	Structure Therapeutics

During the year ended December 31, 2021, the Company entered into multiple software agreements with Structure Therapeutics and its subsidiary for approximately $650. The Company recognized revenue of approximately $73 and $150 in the aggregate related to these agreements during the three and six months ended June 30, 2022.
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

All segment revenue is earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources. Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment revenues:
Software	$30,011	$24,052	$63,092	$50,392
Drug discovery	8,458	5,732	24,040	11,519
Total segment revenues	$38,469	$29,784	$87,132	$61,911
Segment gross profit:
Software	$22,910	$18,411	$48,480	$38,845
Drug discovery	(5,776)	(6,431)	(3,363)	(10,701)
Total segment gross profit	17,134	11,980	45,117	28,144
Unallocated:
Research and development	(31,123)	(21,092)	(58,945)	(42,540)
Sales and marketing	(7,428)	(5,380)	(14,099)	(10,619)
General and administrative	(22,056)	(15,850)	(44,189)	(29,239)
Gain (loss) on equity investments	11,828	—	11,828	(1,781)
Change in fair value	(15,700)	(4,918)	(21,864)	19,906
Other (expense) income	(296)	357	32	777
Income tax expense	(33)	(67)	(5)	(141)
Consolidated net loss	$(47,674)	$(34,970)	$(82,125)	$(35,493)

The following table sets forth revenues by geographic area for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$27,104	$19,676	$57,379	$36,581
Europe	5,106	4,246	17,751	14,791
Japan	2,966	2,914	4,523	4,449
Rest of World	3,293	2,948	7,479	6,090
	$38,469	$29,784	$87,132	$61,911

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

We are using our computational platform for both collaborative and internal drug discovery programs. Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. Furthermore, in mid-2018, we launched a pipeline of internal, wholly-owned programs. We recently submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We expect to initiate a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas in the fourth quarter of 2022. In addition, we continue to advance other internal programs through IND-enabling studies. We expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and for our WEE1 program at the end of 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in the second half of 2023, subject to receipt of regulatory clearance.

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

We generated revenue of $38.5 million and $29.8 million during the three months ended June 30, 2022 and 2021, respectively, representing year-over-year growth of 29%. Our net loss attributable to Schrödinger common stockholders and limited common stockholders was $47.7 million and $34.6 million for the three months ended June 30, 2022 and 2021, respectively.

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

We did not see material impacts to our business from the COVID-19 pandemic during the three and six months ended June 30, 2022 and the fiscal year ended December 31, 2021. While we do not expect the COVID-19 pandemic to have future material impacts on our business, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the COVID-19 pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases. In addition, due to the restrictions related to COVID-19 that remain in certain geographic regions, our sales force has limited in-person interactions, and their ability to attend events that promote and expand knowledge of our company and platform, including industry conferences and events, has been hampered. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in and may in the future result in disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and delays in executing some preclinical studies, including our IND-enabling studies for our CDC7 program. We now expect to submit the IND application to the FDA for our CDC7 inhibitor in the first half of 2023 and to initiate a Phase 1 clinical trial in the second half of 2023, subject to regulatory clearance. In addition, the recent resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. We, together with our CMOs and CROs, are closely monitoring the impact of the

COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.

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

Drug Discovery Revenue

Drug discovery services. We currently generate drug discovery revenue from discovery collaboration arrangements, including research funding payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from entering into collaborations or out-licensing our internal drug discovery programs when we believe it will help maximize the commercial potential of the program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $5.4 million and $9.4 million were included in our drug discovery revenue for the three and six months ended June 30, 2022. However, we expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

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

Change in Fair Value

Fair value gains and losses consist of adjustments to the fair value of our equity investments, including Nimbus Therapeutics, Inc., or Nimbus, Structure Therapeutics Inc., formerly known as ShouTi Inc., or Structure Therapeutics, Eonix, LLC, or Eonix, and Morphic Holding, Inc., or Morphic. We remeasure our investments at each period end.

We expect that fair value gains and losses will fluctuate significantly in future periods.

Other (Expense) Income

Other (expense) income consists of interest earned on our cash equivalents and marketable securities, interest expense, and transactional foreign exchange gains and losses.

Income Tax Expense

Income tax expense consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations

Comparison of the three and six months ended June 30, 2022 and 2021

The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$30,011	$24,052	$5,959	25%	$63,092	$50,392	$12,700	25%
Drug discovery	8,458	5,732	2,726	48%	24,040	11,519	12,521	109%
Total revenues	38,469	29,784	8,685	29%	87,132	61,911	25,221	41%
Cost of revenues:
Software products and services	7,101	5,641	1,460	26%	14,612	11,547	3,065	27%
Drug discovery	14,234	12,163	2,071	17%	27,403	22,220	5,183	23%
Total cost of revenues	21,335	17,804	3,531	20%	42,015	33,767	8,248	24%
Gross profit	17,134	11,980	5,154	43%	45,117	28,144	16,973	60%
Operating expenses:
Research and development	31,123	21,092	10,031	48%	58,945	42,540	16,405	39%
Sales and marketing	7,428	5,380	2,048	38%	14,099	10,619	3,480	33%
General and administrative	22,056	15,850	6,206	39%	44,189	29,239	14,950	51%
Total operating expenses	60,607	42,322	18,285	43%	117,233	82,398	34,835	42%
Loss from operations	(43,473)	(30,342)	(13,131)	43%	(72,116)	(54,254)	(17,862)	33%
Other income (expense):
Gain (loss) on equity investments	11,828	—	11,828	N/M	11,828	(1,781)	13,609	N/M
Change in fair value	(15,700)	(4,918)	(10,782)	N/M	(21,864)	19,906	(41,770)	N/M
Other (expense) income	(296)	357	(653)	N/M	32	777	(745)	N/M
Total other (expense) income	(4,168)	(4,561)	393	N/M	(10,004)	18,902	(28,906)	N/M
Loss before income taxes	(47,641)	(34,903)	(12,738)	N/M	(82,120)	(35,352)	(46,768)	N/M
Income tax expense	33	67	(34)	N/M	5	141	(136)	N/M
Net loss	(47,674)	(34,970)	(12,704)	N/M	(82,125)	(35,493)	(46,632)	N/M
Net loss attributable to noncontrolling interest	12	(326)	338	N/M	1	(820)	821	N/M
Net loss attributable to Schrödinger common and limited common stockholders	$(47,686)	$(34,644)	$(13,042)	N/M	$(82,126)	$(34,673)	$(47,453)	N/M

N/M – not meaningful

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$16,595	$14,452	$2,143	15%	$38,281	$31,807	$6,474	20%
Hosted software	3,596	2,704	892	33%	6,851	5,304	1,547	29%
Software maintenance	4,952	4,176	776	19%	9,678	8,281	1,397	17%
Professional services	3,868	1,720	2,148	125%	7,282	4,000	3,282	82%
Revenue from contracts with customers	29,011	23,052	5,959	26%	62,092	49,392	12,700	26%
Software contribution	1,000	1,000	—	—	1,000	1,000	—	—
Total software products and services	30,011	24,052	5,959	25%	63,092	50,392	12,700	25%
Drug discovery
Drug discovery services	8,019	5,732	2,287	40%	23,259	11,519	11,740	102%
Drug discovery contribution	439	—	439	—	781	—	781	—
Total drug discovery	8,458	5,732	2,726	48%	24,040	11,519	12,521	109%
Total revenues	$38,469	$29,784	$8,685	29%	$87,132	$61,911	$25,221	41%

On-premise software. The increase in revenues for on-premise software for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily attributable to increased sales from existing and new customers, growth in multi-year agreements, and timing of revenue for customer renewals.

Hosted software. The increase in revenues for hosted software for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to growth in new customers purchasing hosted software subscriptions, as well as increased spend from existing hosted customers, for which revenue is recognized ratably over time.

Software maintenance. The increase in revenues for software maintenance for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to the increase in on-premise software sales in current and previous years. Software maintenance revenue is recognized over time.

Professional services. The increase in revenues from professional services for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to the addition of XTAL service revenue subsequent to the acquisition, and the increased sales and timing of technology and modeling service projects.

Software contribution revenue. Contribution revenue for the three and six months ended June 30, 2022 and 2021 was due to funds received pursuant to an agreement with Gates Ventures, LLC, which began in June 2020.

Drug discovery services. The increase in revenues for drug discovery services for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to the timing and amount of collaboration milestones achieved, the progress of existing and new collaborations accomplished during the period, as well as research funding received during the three and six months ended June 30, 2022. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Drug discovery contribution revenue. Contribution revenue for the three and six months ended June 30, 2022 was due to services performed under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$7,101	$5,641	$1,460	26%	$14,612	$11,547	$3,065	27%
Gross margin	76%	77%			77%	77%
Drug discovery	14,234	12,163	2,071	17%	27,403	22,220	5,183	23%

Software products and services. The increase in cost of revenues for software products and services during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was attributable to increases of approximately $1.4 million in personnel-related expense and approximately $0.1 million in other expenses.

The increase in cost of revenues for software products and services during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to increases of approximately $2.3 million in personnel-related expense, approximately $0.4 million in royalty expense, and approximately $0.4 million in other expenses.

Software products and services gross margin. The decrease in software gross margin during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 reflects our investment to support the rollout of large-scale deployments of our platform. Software gross margin was consistent during the six months ended June 30, 2022 compared to the six month ended June 30, 2021.

Drug discovery. The increase in cost of revenues for drug discovery during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was attributable to increases of approximately $1.1 million in personnel-related expense, approximately $0.3 million in royalties expense, approximately $0.2 million in cloud computing expense, and approximately $0.5 million in other expenses.

The increase in cost of revenues for drug discovery during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was due to increases of approximately $2.5 million in personnel-related expense, approximately $1.7 million CRO expense associated with the expansion and progression of collaboration drug discovery programs, approximately $0.3 million in royalties expense, approximately $0.2 million in cloud computing expense, and approximately $0.5 million in other expenses.

Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Research and development	$31,123	$21,092	$10,031	48%	$58,945	$42,540	$16,405	39%

The increase in research and development expense during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was attributable to increases of approximately $4.5 million in personnel-related expense, approximately $3.2 million in CRO expense associated with the expansion and progression of internal drug discovery programs, approximately $1.2 million in cloud computing expense, approximately $0.8 million in office rent, and approximately $0.3 million in other expenses.

The increase in research and development expense during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to increases of approximately $8.5 million in personnel-related expense, approximately $4.2 million in CRO expense associated with the expansion and progression of internal drug discovery programs, approximately $2.0 million in cloud computing expense, approximately $1.3 million in office rent, and approximately $0.4 million in other expenses.

Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Sales and marketing	$7,428	$5,380	$2,048	38%	$14,099	$10,619	$3,480	33%

The increase in sales and marketing expense during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was attributable to increases of approximately $1.4 million in personnel-related expenses, approximately $0.4 million in travel and marketing expense, approximately $0.1 million in cloud computing expense, and approximately $0.2 in other expenses.

The increase in sales and marketing expense during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable to increases of approximately $2.2 million in personnel-related expense, approximately $0.5 million in travel and entertainment expenses, approximately $0.2 million in cloud computing expenses, and approximately $0.6 million in other expenses.

General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
General and administrative	$22,056	$15,850	$6,206	39%	$44,189	$29,239	$14,950	51%

The increase in general and administrative expense during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was attributable to increases of approximately $4.4 million in personnel-related expense, approximately $0.4 million related to professional services, approximately $0.5 million related to office rent, and approximately $0.9 million of other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure.

The increase in general and administrative expense during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was attributable increases of approximately $9.9 million in personnel-related expense, approximately $1.1 million related to a one-time non-recurring state and local tax item, approximately $1.1 million related to professional services, approximately $0.9 million related to office rent, and approximately $1.9 million in other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure.

Gain (Loss) on Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gain (loss) on equity investments	$11,828	$-	$11,828	$11,828	$(1,781)	$13,609

The gain on equity investments during the three and six months ended June 30, 2022 was due to cash received from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement.

The loss on equity investments during the six months ended June 30, 2021 was primarily due to the realized loss on the disposal of our equity stake in Relay Therapeutics, or Relay.

Change in Fair Value

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Change in fair value	$(15,700)	$(4,918)	$(10,782)	$(21,864)	$19,906	$(41,770)

The change in fair value during the three months ended June 30, 2022 was primarily due to a loss on our investment in Morphic. The change in fair value during the three months ended June 30, 2021 was due to a loss on our investment in Morphic of $4.9 million.

The change in fair value during the six months ended June 30, 2022 was primarily due to a loss on our investment in Morphic. The change in fair value during the six months ended June 30, 2021 was due to a gain on our investment in Morphic of $19.9 million.

Other (Expense) Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Other (expense) income	$(296)	$357	$(653)	$32	$777	$(745)

Other (expense) income decreased during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to $0.6 million of transactional foreign exchange loss and $0.4 million in interest expense related to a one-time non-recurring state and local tax item offset by $0.3 million attributable to higher interest rates on our marketable securities portfolio.

Other (expense) income decreased during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to $0.6 million of transactional foreign exchange loss and $0.3 million in interest expense related to a one-time non-recurring state and local tax item offset by $0.2 million attributable to higher interest rates on our marketable securities portfolio.

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Income tax expense	$33	$67	$(34)	$5	$141	$(136)

During the three months and six months ended June 30, 2022 and 2021, due to the full valuation allowance on our U.S. federal and state tax assets, income tax expense primarily represented our income tax obligations in certain foreign jurisdictions in which we conduct business.

Critical Accounting Estimates

Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. There were no material changes to our critical accounting estimates during the six months ended June 30, 2022.

Liquidity, Capital Resources and Funding Requirements

We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $312.1 million.

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

As of June 30, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $513.1 million.

On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of June 30, 2022, no securities had been sold under the Form S-3.

We believe our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our internal programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators and partners. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.

We plan to utilize the existing cash, cash equivalents, and marketable securities on hand primarily to fund our software and drug discovery activities. With respect to our internal programs, as part of our strategy we may choose to enter into collaborations or pursue out-licensing arrangements when we believe it will help maximize the commercial value of any such program.

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

Our contractual obligations as of June 30, 2022 include operating lease obligations of $150.1 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $123.3 million, Cambridge, Massachusetts for $18.7 million and Portland, Oregon for $5.6 million, which expire in December 2037, April 2032 and September 2026, respectively. In addition, see Note 6, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to executed leases that have not yet commenced.

In June 2022, we entered into an agreement with a third-party CRO to provide approximately $10.5 million of services, with an estimated service period extending through March 2025.

In June 2022, we entered into a non-cancelable contract to purchase laboratory equipment of $4.2 million, with payment terms extending through June 2023.

In December 2020, we entered into a five-year agreement with a third-party cloud provider for compute power. The agreement contains a minimum payment obligation, which totals $60 million over the five years after the date we entered into the agreement. There is no annual commitment.

We also enter into agreements in the normal course of business with CRO vendors for research and preclinical studies, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancelable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements.

Cash Flows

The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(64,378)	$(40,293)
Net cash provided by (used in) investing activities	70,626	(47,097)
Net cash provided by financing activities	1,304	5,293
Net increase (decrease) in cash and cash equivalents and restricted cash	$7,552	$(82,097)

Operating activities

During the six months ended June 30, 2022, operating activities used approximately $64.4 million of cash, primarily due to a net loss of $82.1 million, including a $21.9 million non-cash loss from changes in fair value, $11.8 million gain on equity investments and $23.4 million of non-cash operating expenses included in net loss, including depreciation and amortization and stock-based compensation costs. Changes in our operating assets and liabilities used cash of approximately $15.8 million.

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

Investing activities

During the six months ended June 30, 2022, investing activities provided approximately $70.6 million of cash, consisting of $69.5 million provided by marketable securities maturities, net of purchases and $11.8 million in cash from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement. These items are partially offset by $3.7 million in cash used for purchases of property and equipment, $0.6 million used in purchases of equity investments in Structure Therapeutics, and $6.4 million used to acquire XTAL, net of cash acquired.

During the six months ended June 30, 2021, investing activities used approximately $47.1 million of cash, consisting of $58.1 million used for purchases of marketable securities, net of maturities, $3.4 million used for purchases of property and equipment and $1.7 million used to purchase an equity investment in Ajax Therapeutics, Inc., partially offset by $15.7 million provided by the sale of our equity stake in Relay and $0.4 million provided by the distribution of funds from Petra Pharma Corporation in connection with its acquisition by a third party.

Financing activities

During the six months ended June 30, 2022, financing activities provided approximately $1.3 million of cash attributable to proceeds received upon stock option exercises.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have a history of significant operating losses. Our net loss attributable to Schrödinger common stockholders and limited common stockholders for the three and six months ended June 30, 2022 and 2021 was $47.7 million, $82.2 million, $34.6 million, and $34.7 million, respectively. Our net losses for the years ended December 31, 2021 and 2020 were $101.2 million and $26.6 million, respectively. As of June 30, 2022, we had an accumulated deficit of $312.1 million.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our internal drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We recently submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We expect to initiate a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas in the fourth quarter of 2022. In addition, we continue to advance other internal programs through IND-enabling studies, and we expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and for our WEE1 program at the end of 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in the second half of 2023, subject to receipt of regulatory clearance. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Achieving success in drug development will require us or our current or future collaborators to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing, and selling any products for which we or they may obtain regulatory approval. We and most of our current drug discovery collaborators are only in the early stages of most of these activities. We and they may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve and sustain profitability, or even if our collaborators do, we may not receive option fees, milestone payments, or royalties from them that are significant enough for us to achieve and sustain profitability. Because of the intense competition in the market for our software solutions and the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict when, or if, we will be able to achieve or sustain profitability.

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

In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 41% from $61.9 million in the six months ended June 30, 2021 to $87.1 million in the six months ended June 30, 2022, and increased by 28% from $108.1 million in the fiscal year ended December 31, 2020 to $137.9 million in the fiscal year ended December 31, 2021. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.

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

As of June 30, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $513.1 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have selected our first development candidates, which are for our MALT1 and CDC7 inhibitor programs, and advanced the programs into IND-enabling studies. We recently submitted an IND for our MALT1 inhibitor, which we refer to as SGR-1505, and the FDA cleared the IND in June 2022. We expect to initiate a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas in the fourth quarter of 2022. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.

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

We only began conducting our own internal drug discovery efforts in mid-2018. We have selected our first development candidates, which are for our MALT1 and CDC7 inhibitor programs, and as a company, we do not have any experience in clinical development. We recently submitted an IND for our MALT1 inhibitor, which we refer to as SGR-1505, and the FDA cleared the IND in June 2022. We expect to initiate a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas in the fourth quarter of 2022. We also plan to submit IND applications to the FDA for our CDC7 inhibitor, which we refer to as SDGR-2921, in the first half of 2023 and for our WEE1 program at the end of 2023, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in the second half of 2023, subject to receipt of regulatory clearance. Our lack of experience in conducting clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions you make about the future success or viability of our internal drug discovery programs may not be as accurate as they could be if we had a history of conducting clinical trials and developing our own product candidates.

In addition, as our internal drug discovery business grows, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Our internal drug discovery business will need to transition to a business capable of supporting clinical development activities. We may not be successful in such a transition.

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

We are early in our development efforts. While our most advanced product candidate, SGR-1505, has been cleared by the FDA to be tested in humans, we have not yet commenced a clinical trial of SGR-1505 or any other product candidate. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our and any current or future collaborators’ development and commercialization programs will depend on several factors, including the following:

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

For the three and six months ended June 30, 2022 and the year ended December 31, 2021, sales to customers outside of the United States accounted for approximately 30%, 34%, and 34% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:

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

In addition, as a result of the COVID-19 pandemic, we may experience delays in the progress of certain of our and our collaborators’ drug discovery and development programs, particularly those that are in preclinical studies and clinical trials or that are preparing to enter clinical trials. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in and may in the future result in disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and have experienced delays in executing preclinical studies, including our IND-enabling studies for our CDC7 program. We now expect to submit the IND application to the FDA for our CDC7 program in the first half of 2023 and to initiate a Phase 1 clinical trial in the second half of 2023. In addition, the recent resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. These reductions and delays may persist in the future, and we, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue.

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

We have acquired, and we may again in the future acquire, companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.

We have acquired, and we may again in the future seek to acquire or invest in, businesses, solutions, or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in January 2022, we acquired XTAL, a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which will augment our ability to produce high quality target structures for our drug discovery programs. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

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

As of July 28, 2022, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 21.4% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 31.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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

Our stock price has been, and is likely to continue to be volatile. Since our initial public offering in February 2020 and through July 28, 2022, the intraday price of our common stock has fluctuated from a low of $20.71 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:

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

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies and clinical trials in our internal drug discovery programs as well developments and milestones under our collaborations. Morphic has also made public statements regarding its expectations for the development of programs under collaboration with us and they and other collaborators may in the future make additional statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future collaborators’ drug discovery and development programs, including as a result of COVID-19, the amount of time, effort, and resources committed by us and our current and future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our or our current and future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of July 28, 2022, we had outstanding 62,028,442 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	First Amendment to Lease, dated May 19, 2022, by and between the Registrant and SPUSV5 1540 Broadway, LLC					X
10.2	Schrödinger, Inc. 2022 Equity Incentive Plan	8-K	001-39206	99.1	6/16/2022
10.3	Form of Option Agreement for Non-U.S. Participants under the 2021 Inducement Equity Incentive Plan					X
10.4	Form of Option Agreement for U.S. Participants under the 2022 Equity Incentive Plan					X
10.5	Form of Option Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan					X
10.6	Form of Restricted Stock Unit Agreement for U.S. Participants under the 2022 Equity Incentive Plan					X
10.7	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X

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

Schrödinger, Inc.

Date: August 4, 2022	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Jenny Herman
Senior Vice President, Finance and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)