Form 10-Q
period 2022-09-30
Schrodinger, Inc.
filed 2022-11-03
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 001-39206
________________________________________
Schrodinger, Inc.
(Exact Name of Registrant as Specified in its Charter)
________________________________________

Delaware	95-4284541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1540 Broadway, 24th Floor New York, NY	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 295-5800
________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2022, the registrant had 62,073,270 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
The forward-looking statements in this Quarterly Report include, among other things, statements about:
•the potential advantages of our physics-based computational platform;
•our strategic plans to accelerate the growth of our software business;
•our research and development efforts for our proprietary drug discovery programs and our computational platform;
•the initiation, timing, progress, and results of drug discovery programs, preclinical studies and clinical trials of ours and those of our collaborators;
•our plans to submit investigational new drug applications to the U.S. Food and Drug Administration for our proprietary drug discovery programs;
•our plans to discover and develop product candidates and to maximize their commercial potential by advancing such product candidates ourselves or in collaboration with others;
•our plans to leverage the synergies between our businesses;
•the timing of, the ability to submit applications for, and the ability to obtain and maintain regulatory approvals for any product candidates we or one of our collaborators may develop;
•our drug discovery collaborations and our estimates or expectations regarding any milestone or other payments we may receive from such collaborations, including pursuant to our collaboration with Bristol-Myers Squibb Company;
•our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents, and marketable securities;
•the potential advantages of our drug discovery programs;
•the rate and degree of market acceptance of our software solutions;
•the potential continued impact of the COVID-19 pandemic on our business, operations, liquidity, and prospects;
•the rate and degree of market acceptance and clinical utility of our products;
•our estimates regarding the potential market opportunity for our software solutions and any product candidate we or any of our collaborators may develop;
•our marketing capabilities and strategy;
•our intellectual property position;
•our ability to identify technologies with significant commercial potential that are consistent with our commercial objectives;
•our expectations related to the use of our cash, cash equivalents, and marketable securities;
•our expectations related to the key drivers of our performance;
•the impact of government laws and regulations;
•our competitive position and expectations regarding developments and projections relating to our competitors and any competing products, technologies, or therapies that are or become available;

•our ability to maintain and establish collaborations or obtain additional funding; and
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel.
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
•We have a history of significant operating losses, and we expect to incur losses over the next several years.
•If we are unable to increase sales of our software, or if we and our current and future collaborators are unable to successfully develop and commercialize drug products, our revenues may be insufficient for us to achieve or maintain profitability.
•Our quarterly and annual results may fluctuate significantly, which could adversely impact the value of our common stock.
•If our existing customers do not renew their licenses, do not buy additional solutions from us, or renew at lower prices, our business and operating results will suffer.
•A significant portion of our revenues are generated by sales to life sciences industry customers, and factors that adversely affect this industry could also adversely affect our software sales.
•The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
•We may never realize a return on our investment of resources and cash in our drug discovery collaborations.
•Although we believe that our computational platform has the potential to identify more promising molecules than traditional methods and to accelerate drug discovery, our focus on using our platform technology to discover and design molecules with therapeutic potential may not result in the discovery and development of commercially viable products for us or our collaborators.
•We may not be successful in our efforts to identify, discover or develop product candidates and may fail to capitalize on programs, collaborations, or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.
•As a company, we have very limited experience in clinical development and have not yet demonstrated our ability to complete any clinical trials.
•Conducting successful clinical trials requires the enrollment of a sufficient number of patients, and suitable patients may be difficult to identify and recruit.
•A widespread outbreak of an illness or other health issue, such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs.
•If we fail to comply with our obligations under our existing license agreements with Columbia University, under any of our other intellectual property licenses, or under any future intellectual property licenses, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.
•If we are unable to obtain, maintain, enforce, and protect patent protection for our technology and product candidates or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully develop and commercialize our technology and product candidates may be adversely affected.
•Our internal information technology systems, or those of our third-party vendors, contractors, or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our services, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.

•Our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
•We are pursuing multiple business strategies and expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our multiple business units and our growth, which could disrupt our operations.
•Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to influence all matters submitted to stockholders for approval.
•Our actual operating results may differ significantly from our guidance.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$102,817	$120,267
Restricted cash	5,803	3,000
Marketable securities	370,739	456,212
Accounts receivable, net of allowance for doubtful accounts of $124 and $108	23,583	31,744
Unbilled and other receivables, net for allowance for unbilled receivables of $40 and $30	12,155	8,807
Prepaid expenses	9,104	5,030
Total current assets	524,201	625,060
Property and equipment, net	13,755	10,025
Equity investments	27,177	43,167
Goodwill	4,791	—
Intangible assets, net	720	—
Right of use assets	88,462	75,384
Other assets	2,879	2,851
Total assets	$661,985	$756,487
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,918	$8,079
Accrued payroll, taxes, and benefits	18,904	18,405
Deferred revenue	43,920	55,368
Lease liabilities	8,683	2,042
Other accrued liabilities	6,396	7,317
Total current liabilities	88,821	91,211
Deferred revenue, long-term	21,977	30,064
Lease liabilities, long-term	87,165	77,827
Other liabilities, long-term	900	300
Total liabilities	198,863	199,402
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 62,067,768 and 61,834,515 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	620	618
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	92	92
Additional paid-in capital	818,015	786,964
Accumulated deficit	(351,931)	(229,952)
Accumulated other comprehensive loss	(3,686)	(651)
Total stockholders' equity of Schrödinger stockholders	463,110	557,071
Noncontrolling interest	12	14
Total stockholders' equity	463,122	557,085
Total liabilities and stockholders' equity	$661,985	$756,487
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Software products and services	$24,667	$24,280	$87,759	$74,672
Drug discovery	12,313	5,570	36,353	17,089
Total revenues	36,980	29,850	124,112	91,761
Cost of revenues:
Software products and services	6,866	6,611	21,478	18,158
Drug discovery	12,913	12,124	40,316	34,344
Total cost of revenues	19,779	18,735	61,794	52,502
Gross profit	17,201	11,115	62,318	39,259
Operating expenses:
Research and development	32,885	23,219	91,830	65,759
Sales and marketing	7,161	5,556	21,260	16,175
General and administrative	23,318	17,014	67,507	46,253
Total operating expenses	63,364	45,789	180,597	128,187
Loss from operations	(46,163)	(34,674)	(118,279)	(88,928)
Other (expense) income:
(Loss) gain on equity investments	(3)	—	11,825	(1,781)
Change in fair value	5,273	(627)	(16,591)	19,279
Other income	1,231	286	1,263	1,063
Total other income (expense)	6,501	(341)	(3,503)	18,561
Loss before income taxes	(39,662)	(35,015)	(121,782)	(70,367)
Income tax expense (benefit)	194	(4)	199	137
Net loss	(39,856)	(35,011)	(121,981)	(70,504)
Net loss attributable to noncontrolling interest	(3)	(4)	(2)	(824)
Net loss attributable to Schrödinger common and limited common stockholders	$(39,853)	$(35,007)	$(121,979)	$(69,680)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(0.56)	$(0.49)	$(1.71)	$(0.99)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	71,207,992	70,784,184	71,140,682	70,481,901
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss attributable to Schrödinger common and limited common stockholders	$(39,853)	$(35,007)	$(121,979)	$(69,680)
Changes in market value of investments, net of tax:
Unrealized loss on marketable securities	(283)	(32)	(3,035)	(273)
Comprehensive loss	$(40,136)	$(35,039)	$(125,014)	$(69,953)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Non controlling interest	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	61,834,515	$618	9,164,193	$92	$786,964	$(229,952)	$(651)	$14	$557,085
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(2,006)	—	(2,006)
Issuances of common stock upon stock option exercise	137,885	2	—	—	906	—	—	—	908
Stock-based compensation	—	—	—	—	9,134	—	—	—	9,134
Net loss	—	—	—	—	—	(34,440)	—	(11)	(34,451)
Balance at March 31, 2022	61,972,400	620	9,164,193	92	797,004	(264,392)	(2,657)	3	530,670
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(746)	—	(746)
Issuances of common stock upon stock option exercise	54,661	—	—	—	396	—	—	—	396
Stock-based compensation	—	—	—	—	10,427	—	—	—	10,427
Net loss	—	—	—	—	—	(47,686)		12	(47,674)
Balance at June 30, 2022	62,027,061	620	9,164,193	92	807,827	(312,078)	(3,403)	15	493,073
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(283)	—	(283)
Issuances of common stock upon stock option exercise	40,707	—	—	—	324	—	—	—	324
Stock-based compensation	—	—	—	—	9,864	—	—	—	9,864
Net loss	—	—	—	—	—	(39,853)	—	(3)	(39,856)
Balance at September 30, 2022	62,067,768	$620	9,164,193	$92	$818,015	$(351,931)	$(3,686)	$12	$463,122

Balance at December 31, 2020	60,713,534	$607	9,164,193	$92	$752,558	$(129,559)	$317	$4	$624,019
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(240)	—	(240)
Issuances of common stock upon stock option exercise	587,141	6	—	—	3,650	—	—	—	3,656
Stock-based compensation	—	—	—	—	4,366	—	—	—	4,366
Contributions by non-controlling interest	—	—	—	—	—	—	—	498	498
Net loss	—	—	—	—	—	(29)	—	(494)	(523)
Balance at March 31, 2021	61,300,675	613	9,164,193	92	760,574	(129,588)	77	8	631,776
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(1)	—	(1)
Issuances of common stock upon stock option exercise	252,935	3	—	—	1,609	—	—	—	1,612
Stock-based compensation	—	—	—	—	7,016	—	—	—	7,016
Contributions by non-controlling interest	—	—	—	—	—	—	—	338	338
Net loss	—	—	—	—	—	(34,644)	—	(326)	(34,970)
Balance at June 30, 2021	61,553,610	616	9,164,193	92	769,199	(164,232)	76	20	605,771
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(32)	—	(32)
Issuances of common stock upon stock option exercise	149,831	1	—	—	1,441	—	—	—	1,442
Stock-based compensation	—	—	—	—	7,652	—	—	—	7,652
Contributions by non-controlling interest	—	—	—	—		—	—	—	—
Net loss	—	—	—	—	—	(35,007)	—	(4)	(35,011)
Balance at September 30, 2021	61,703,441	$617	9,164,193	$92	$778,292	$(199,239)	$44	$16	$579,822
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(121,981)	$(70,504)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on equity investments	(11,825)	1,781
Noncash revenue from equity investments	—	(59)
Fair value adjustments	16,591	(19,279)
Depreciation and amortization	3,202	2,195
Stock-based compensation	29,425	19,034
Noncash research and development expenses	—	811
Noncash investment amortization	2,102	4,736
Loss on disposal of property and equipment	14	140
Decrease (increase) in assets, net of acquisition:
Accounts receivable, net	8,673	20,071
Unbilled and other receivables	(3,272)	(1,358)
Reduction in the carrying amount of right of use assets	4,812	4,724
Prepaid expenses and other assets	(6,837)	(2,720)
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	2,597	(229)
Accrued payroll, taxes, and benefits	499	2,010
Deferred revenue	(19,535)	(10,190)
Lease liabilities	920	(3,705)
Other accrued liabilities	(126)	1,611
Net cash used in operating activities	(94,741)	(50,931)
Cash flows from investing activities:
Purchases of property and equipment	(6,668)	(6,210)
Purchases of equity investments	(600)	(3,700)
Distribution from equity investment	11,825	375
Proceeds from sale of equity investments	—	15,735
Acquisition, net of acquired cash	(6,427)	—
Purchases of marketable securities	(203,375)	(340,509)
Proceeds from maturity of marketable securities	283,711	339,588
Net cash provided by investing activities	78,466	5,279
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	1,628	6,710
Contribution by noncontrolling interest	—	25
Net cash provided by financing activities	1,628	6,735
Net decrease in cash and cash equivalents and restricted cash	(14,647)	(38,917)
Cash and cash equivalents and restricted cash, beginning of period	123,267	202,796
Cash and cash equivalents and restricted cash, end of period	$108,620	$163,879

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$462	$236
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	198	59
Purchases of property and equipment in accrued liabilities	109	—
Acquisition of right to use assets, contingency resolution	1,513	—
Acquisition of right of use assets	14,767	71,054
Acquisition of lease liabilities	14,767	71,054
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2022 and 2021
(in thousands, except for share and per share amounts and note 3(c))
(1)    Description of Business
Schrödinger, Inc. (the “Company”) has developed a differentiated, physics-based computational platform that enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. The Company sells its software to biopharmaceutical and industrial companies, academic institutions, and government laboratories. The Company also applies its computational platform to a broad pipeline of drug discovery and development programs in collaboration with biopharmaceutical companies. In addition, the Company uses its platform to advance a pipeline of partnered and wholly-owned drug discovery programs, which the Company refers to as its proprietary programs.
(2)    Significant Accounting Policies
(a)    Recently Issued Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("Topic 805"), which requires the measurement and recognition of contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers ("Topic 606"). This update replaces the existing guidance requiring contract assets and contract liabilities to be measured and recognized at fair value. The standard is effective on a prospective basis for annual periods beginning after December 15, 2022, including interim periods within the fiscal year, with early adoption permitted. The Company early adopted this new standard effective January 1, 2022 with no material impact on its unaudited condensed consolidated financial statements.
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

(d)    Restricted Cash
Restricted cash consists of letters of credit held with the Company’s financial institution related to facility leases and is classified as current in the Company’s balance sheets based on the maturity of the underlying letters of credit. Additionally, funds received from certain grants are restricted as to their use and are therefore classified as restricted cash.
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
As of September 30, 2022, one customer accounted for 42% of total accounts receivable. As of December 31, 2021, three customers accounted for 17%, 15%, and 11% of total accounts receivable, respectively. One customer accounted for 28% of total revenues during the three months ended September 30, 2022, and one customer accounted for 17% of total revenue during the nine months ended September 30, 2022. Three customers accounted for 17%, 12%, and 10% of total revenue during the three months ended September 30, 2021. One customer accounted for 13% of total revenues during the nine months ended September 30, 2021.
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
The following table illustrates the timing of the Company’s revenue recognition:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Software products and services – point in time	34.1%	51.9%	41.9%	52.7%
Software products and services – over time	32.6	29.4	28.8	28.7
Drug Discovery – point in time	2.7	—	9.4	1.4
Drug Discovery – over time	30.6	18.7	19.9	17.2
(a)Software Products and Services
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
The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry to the agreement and $1,000 upon each of the first anniversary and second anniversary of the agreement. As of September 30, 2022, the Company had no deferred revenue balance related to this agreement. As of September 30, 2022, the Company had no accounts receivable related to this agreement.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
On-premise software	$12,579	$15,496	$50,860	$47,303
Hosted software	3,914	2,684	10,765	7,988
Software maintenance	5,063	4,401	14,741	12,682
Professional services	3,111	1,699	10,393	5,699
Revenue from contracts with customers	24,667	24,280	86,759	73,672
Software contribution	—	—	1,000	1,000
Total software revenue	$24,667	$24,280	$87,759	$74,672
(b)Drug Discovery
Drug discovery services. Revenue from drug discovery and collaboration services contracts is recognized either over time or at a point in time, typically by using costs incurred, hours expended to measure progress, or based on the achievement of milestones. Payments for services are generally due upon achieving milestones stated in a contract, upfront at the start of a contract, or upon consumption of resources. Services may at times include variable consideration, and the Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved.
As of September 30, 2022, milestones not yet achieved that were determined to be probable of achievement totaled $2,000, of which $2,000 was recognized as revenue for the nine months ended September 30, 2022. As of September 30, 2021, there were no milestones not yet achieved that were determined to be probable of achievement, and accordingly, no revenue was recognized for the nine months ended September 30, 2021.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health, which began in November 2021. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of September 30, 2022, there was a $2,291 deferred revenue balance related to this agreement.

The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Drug discovery services revenue from contracts with customers	$11,717	$5,570	$34,976	$17,089
Drug discovery contribution	596	—	1,377	—
Total drug discovery revenue	$12,313	$5,570	$36,353	$17,089
(c)Collaboration and License Agreement
On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS have agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1/KRAS, which were two of the Company’s wholly-owned programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to the Company. During the three months ended September 30, 2022, BMS elected not to proceed with further development of a target and all rights to such program reverted to the Company. Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense.
Under the terms of the agreement, BMS paid the Company an initial upfront fee payment of $55.0 million. The Company also is entitled to receive up to $2.2 billion in total milestone payments across all potential targets, consisting of: a) up to $585.0 million in milestone payments per oncology target, including $360.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones; and b) up to $482.0 million in milestone payments per neurology and immunology target, including $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones.
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
The Company assessed the collaboration and license agreement in accordance with Topic 606, and concluded that BMS is a customer based on the agreement structure. At inception, the Company identified one performance obligation for each of the five programs under the agreement, which includes research activities for each program and a license grant for the underlying intellectual property. The Company determined that the license grant for intellectual property is not separable from the research activities, as the research activities are expected to significantly modify or enhance the license grant over the period of service, and therefore are not distinct in the context of the contract.
The Company determined that the transaction price at the onset of the agreement is $55.0 million. Additional consideration to be paid to the Company upon the achievement of future milestone payments were excluded from the transaction price as they represent milestone payments that are not considered probable as of the inception date such that there is not a significant risk of revenue reversal.
The Company has allocated the transaction price of $55.0 million to each performance obligation based on the SSP of each performance obligation at inception, which was determined based on each performance obligation’s estimated SSP. The Company determined the estimated SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.
Revenue associated with the research activities is recognized on a proportional performance basis over the period of service for research activities, using input-based measurements of total costs of research incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.
During the three and nine months ended September 30, 2022 and 2021 the Company recognized $9.9 million, $19.3 million, $4.4 million and $10.1 million, respectively, associated with the agreement based on the research activities performed. As of September 30, 2022, there was $21.0 million of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed.
(d)Significant Judgments
Significant judgments and estimates are required under Topic 606. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.
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
(e)Contract Balances
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
Contract balances were as follows:

	As of September 30, 2022	As of December 31, 2021
Contract assets	$11,057	$8,271
Deferred revenue, short-term:
Software products and services	24,729	32,945
Drug discovery	19,191	22,423
Deferred revenue, long-term:
Software products and services	3,129	3,938
Drug discovery	18,848	26,126
For the three and nine months ended September 30, 2022 and 2021, the Company recognized $22,621, $51,816, $17,026, $36,403 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 67% of its September 30, 2022 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $21,275 as of September 30, 2022.
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
(f)Deferred Sales Commissions
The Company has applied the practical expedient for sales commission expense, as any material compensation paid to sales representatives to obtain a contract relates to a period of one year or less. Therefore, the Company has not capitalized any costs related to sales commissions.
(4)    Business Acquisition
On January 14, 2022, the Company used cash on hand to acquire all outstanding shares of XTAL BioStructures, Inc. (“XTAL”), a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in Topic 805. The cash purchase price was approximately $7,429 which included $6,427 in upfront purchase price, net of cash acquired. The acquisition of XTAL enables the

Company to pursue scientific advancements in the field of structural biology, augment its ability to produce high quality target structures for its drug discovery programs, and expand its offerings to include an advanced and differentiated service that provides customers access to protein structures that have been computationally validated and are ready for structure-based virtual screening and lead optimization, giving rise to expected benefits supporting the amount of acquired goodwill.
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
	$1,100
The results of operations for XTAL beginning as of the January 14, 2022 acquisition date are included in these unaudited condensed consolidated financial statements. For the three months ended March 31, 2022, the amount of revenues and net income of XTAL were not material to the unaudited condensed consolidated financial statements taken as a whole. Because the pro forma results of operations of the Company for the periods presented in these unaudited condensed consolidated financial statements would not be materially different as a result of the acquisition, such information is not presented. The costs incurred to acquire XTAL were not material and have been fully expensed and are included in general and administrative expenses in the unaudited condensed consolidated statements of operations.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of September 30, 2022 and December 31, 2021. The following table presents information about the Company’s assets measured at fair value as of September 30, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$108,620	—	—	108,620
Marketable securities	—	370,739	—	370,739
Equity investments	23,630	—	1,828	25,458
Total	$132,250	$370,739	$1,828	$504,817
The following table presents information about the Company’s assets measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$123,267	$—	$—	$123,267
Marketable securities	—	456,212	—	456,212
Equity investments	39,561	—	1,887	41,448
Total	$162,828	$456,212	$1,887	$620,927
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

Amount
As of December 31, 2020	$—
Cash contributions	2,000
Unrealized loss	(113)
As of December 31, 2021	1,887
Unrealized loss	(128)
As of March 31, 2022	1,759
Cash contributions	600
Unrealized loss	(294)
As of June 30, 2022	2,065
Unrealized loss	(237)
As of September 30, 2022	$1,828
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. During the nine months ended September 30, 2022 and the year ended December 31, 2021 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 12, Equity Investments, for further information.

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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of September 30, 2022, the remaining weighted average lease term was 14 years.
On September 13, 2022, the Company entered into an office lease agreement for 7,974 square feet of office space in Tokyo, Japan. Under the terms of the agreement, the Company is obligated to pay base rent of approximately $8 per month from commencement through April 2023 and approximately $62 per month thereafter. The Company estimates that the lease commencement date will occur during the three months ending December 31, 2022 and continue to the end of the lease, which is five years after commencement.
On August 15, 2022, the Company entered into an office lease agreement for 17,500 square feet of office space in Framingham, Massachusetts. Under the terms of the agreement, the Company is obligated to pay base rent of approximately $114 per month with a 2% annual rental escalation each year. The Company estimates that the lease commencement date will occur during the three months ending March 31, 2023 and continue to the end of the lease, which is ten years after commencement.
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
On March 8, 2022, the Company entered into an office lease agreement for 15,045 square feet of office space in San Diego, California. Under the terms of the agreement, the Company is obligated to pay base rent of approximately $60 per month with a 3% annual rental escalation each year. The Company estimates that the lease commencement date will occur during the three months ending March 31, 2023 and continue to the end of the lease, which is eight years after commencement.
Variable and short-term lease costs were immaterial for the nine months ended September 30, 2022. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$3,151	$2,382	$8,441	$5,269
Cash paid for operating leases	992	1,608	2,293	4,112

Maturities of operating lease liabilities as of September 30, 2022 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2022	$1,016
2023	10,720
2024	11,447
2025	10,995
2026	10,568
Thereafter	104,831
Total future minimum lease payments	149,577
Less: imputed interest	(53,729)
Present value of future minimum lease payments	95,848
Less: current portion of operating leases payments	(8,683)
Lease liabilities, long-term	$87,165
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
For the three and nine months ended September 30, 2022 and 2021, the Company’s income tax expense (benefit) was $194, $199, $(4) and $137, respectively. For the three and nine months ended September 30, 2022, the difference between the effective rate and the statutory rate was primarily attributed to the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of September 30, 2022, the Company had $2,166 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At September 30, 2022, the Company’s statutes of limitations are open for all federal and state years filed after the year ended December 31, 2016 and 2015, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
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

(8)    Stockholders’ Equity
(a)    Common Stock
As of September 30, 2022, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of September 30, 2022, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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
(c)    Preferred Stock
As of September 30, 2022, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(9)    Stock-Based Compensation
Stock Incentive Plans
As of September 30, 2022, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), the 2021 Inducement Equity Incentive Plan, as amended (the “2021 Plan”), and the 2022 Equity Incentive Plan (the “2022 Plan”) (together, the “Plans”).
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
As of September 30, 2022 and December 31, 2021, there were 5,211,666 and 2,283,037 shares available for grant under the Plans. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of sales	$1,360	$1,065	$4,175	$2,841
Research and development	3,026	2,130	8,585	5,283
Sales and marketing	728	370	1,951	950
General and administrative	4,750	4,087	14,714	9,960
Total stock-based compensation	$9,864	$7,652	$29,425	$19,034
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
There were no RSUs granted during the three months ended September 30, 2022. The weighted average grant date fair value for each RSU granted during the three and nine months ended September 30, 2022 was zero and $27.76, respectively. There was no intrinsic value of RSUs settled during the three and nine months ended September 30, 2022.
As of September 30, 2022, there was $1,080 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.36 years. No RSUs vested during the three and nine months ended September 30, 2022.
Performance-Based Restricted Stock Units
In August 2022, the Company awarded performance-based restricted stock units ("PRSUs") under the 2021 Plan. Each PRSU represents a contingent right to receive one share of common stock upon the achievement of specified performance goals. The fair value of PRSUs granted by the Company was calculated based upon the Company's closing stock price on the date of the grant, and the stock-based compensation expense is recognized when the grant date is determined and performance conditions are probable of achievement. At the point where performance conditions are considered probable of achievement, the Company records stock-based compensation expense with a cumulative catch-up expense in the period first recognized and on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.
During the three months ended September 30, 2022, the Company awarded 90,000 PRSUs to an employee of which 30,150 PRSUs were considered granted under ASC 718, Compensation—Stock Compensation. The weighted average grant date fair value for each PRSU granted during the three months ended September 30, 2022 was $28.55. There was no intrinsic value of PRSUs settled during the three months ended September 30, 2022. No PRSUs vested during the three months ended September 30, 2022. Of the 30,150 PRSUs that were considered granted during the three months ended September 30, 2022, 18,000 of the PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2023 and 12,150 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending

December 31, 2024. No conditions were determined to be probable as of September 30, 2022 and no expense was recorded during the three and nine months ended September 30, 2022.
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
During the three and nine months ended September 30, 2022 and 2021, 40,707, 233,253, 149,831, and 989,907 options under the Plans were exercised for total proceeds of $324, $1,628, $1,442, and $6,710, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2022, 2021, and 2020 were calculated using an average of historical exercises. Estimated volatility for the nine months ended September 30, 2022 and 2021 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Nine Months Ended September 30,
	2022	2021
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	56%	59%
Expected term (years)	4.77	4.66
Risk-free interest rate	2.02%	0.69%
The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2022 and 2021 was $15.52, $13.74, $30.05, and $46.33, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2022 and 2021 was $859, $5,145, $7,726, and $66,839, respectively.
As of September 30, 2022, there was $95,134 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.73 years. The fair value of shares vested during the three and nine months ended September 30, 2022 and 2021 was $7,016, $36,720, $3,050, and $15,917, respectively.
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
If the Company determines it is the primary beneficiary of a VIE that meets the definition of a business, the Company measures the assets, liabilities and noncontrolling interests of the newly consolidated entity at fair value in accordance with Topic 805 at the date the reporting entity first becomes the primary beneficiary.
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
(11)    Net Loss per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(39,853)	$(35,007)	$(121,979)	$(69,680)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted	71,207,992	70,784,184	71,140,682	70,481,901
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted	$(0.56)	$(0.49)	$(1.71)	$(0.99)
Since the Company was in a loss position for the three and nine months ended September 30, 2022 and 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares subject to outstanding common stock options and RSUs	10,932,612	7,791,880	10,932,612	7,791,880
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
The carrying value of the Nimbus investment was zero as of September 30, 2022 and December 31, 2021. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company reported no gain or loss on the Nimbus investment.
(b)    Morphic
The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.
For the three and nine months ended September 30, 2022, the Company reported a gain of $5,511 and a loss of $15,931 on the Morphic investment, respectively. For the three and nine months ended September 30, 2021, the Company reported a loss of $626 and a gain of $19,279 on the Morphic investment, respectively. As of September 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in Morphic was $23,630 and $39,561, respectively.
(c)    Ravenna
In connection with the merger of Petra Pharma Corporation (“Petra”) and a third party, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of September 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in Ravenna was $19.
(d)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of September 30, 2022 and December 31, 2021, the carrying value of the Company’s investment in Ajax was $1,700.
(e)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash.
As Structure Therapeutics is structured as an exempted company limited by shares, incorporated under the laws of the Cayman Islands and the Company is not a passive investor due to its collaboration with Structure Therapeutics on a number of drug discovery targets, the Company’s management determined that it has significant influence over the entity and therefore accounts for the investment as an equity method investment.
The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in Structure Therapeutics. The carrying value of Structure Therapeutics was $1,828 and $1,887 as of September 30, 2022 and December 31, 2021, respectively. The Company has no obligation to fund Structure Therapeutics losses in excess of its initial investment. For the three and nine months ended September 30, 2022, the Company recorded losses of $237 and $659, respectively, on the Structure Therapeutics investment. For the three and nine months ended September 30, 2021, the Company reported no gains or losses on the Structure Therapeutics investment.
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
The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in Eonix. The carrying value of Eonix was zero as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company recorded no gain or loss on the Eonix investment.
(13)    Related Party Transactions
(a)    Board Member
For the three and nine months ended September 30, 2022 and 2021, the Company paid consulting fees of $105, $305, $100, and $290, respectively, to a member of its board of directors.
(b)    Bill and Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $122, $337, $133, and $1,005 for the three and nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had net receivables of $82 and $165, respectively, due from the Bill & Melinda Gates Foundation.
For the three and nine months ended September 30, 2022 and the three months ended December 31, 2021, the Company recognized $595, $1,376, and $111, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of September 30, 2022 and December 31, 2021, the Company had no receivables due under this agreement from the Bill & Melinda Gates Foundation. As of September 30, 2022 and December 31, 2021, restricted cash on hand related to the arrangement was $2,303 and $1,130, respectively.
The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement, and $1,000 in contribution revenue in the second quarter of 2022 on the second anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of September 30, 2022 and December 31, 2021, the Company had no net receivables due from Gates Ventures, LLC.
(c)    Structure Therapeutics
During the year ended December 31, 2021, the Company entered into multiple software agreements with Structure Therapeutics and its subsidiary for approximately $650. The Company recognized revenue of approximately $73 and $223 in the aggregate related to these agreements during the three and nine months ended September 30, 2022.
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
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment revenues:
Software	$24,667	$24,280	$87,759	$74,672
Drug discovery	12,313	5,570	36,353	17,089
Total segment revenues	$36,980	$29,850	$124,112	$91,761
Segment gross profit:
Software	$17,801	$17,669	$66,281	$56,514
Drug discovery	(600)	(6,554)	(3,963)	(17,255)
Total segment gross profit	17,201	11,115	62,318	39,259
Unallocated:
Research and development	(32,885)	(23,219)	(91,830)	(65,759)
Sales and marketing	(7,161)	(5,556)	(21,260)	(16,175)
General and administrative	(23,318)	(17,014)	(67,507)	(46,253)
(Loss) gain on equity investments	(3)	—	11,825	(1,781)
Change in fair value	5,273	(627)	(16,591)	19,279
Other income	1,231	286	1,263	1,063
Income tax (expense) benefit	(194)	4	(199)	(137)
Consolidated net loss	$(39,856)	$(35,011)	$(121,981)	$(70,504)
The following table sets forth revenues by geographic area for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$27,470	$21,824	$84,849	$58,405
Europe	3,861	3,566	21,612	18,357
Japan	2,002	1,923	6,525	6,372
Rest of World	3,647	2,537	11,126	8,627
	$36,980	$29,850	$124,112	$91,761

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
Overview
We are transforming the way therapeutics and materials are discovered. Our differentiated, physics-based computational platform enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. Our software platform is licensed by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. We apply our computational platform to advance a broad pipeline of drug discovery and development programs in collaboration with biopharmaceutical companies. In addition, we use the platform to advance a pipeline of partnered and wholly-owned drug discovery programs, which we refer to collectively as our proprietary programs.
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
Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. Furthermore, in mid-2018, we launched a pipeline of wholly-owned programs. We submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies. We expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and for our WEE1 program in the first half of 2024, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in patients with relapsed or refractory acute myeloid leukemia in the second half of 2023, subject to receipt of regulatory clearance.
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
We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding payments and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our wholly-owned drug discovery programs when we believe it will help maximize the commercial potential of the program. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our wholly-owned pipeline programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. During the three months ended September 30, 2022, BMS elected not to proceed with further development of a target and all rights to such program reverted to us. Under the terms of the agreement, we received an upfront payment of $55.0 million, and we are eligible to receive up to $2.2 billion in total milestone payments across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Collaboration and License Agreement” in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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
In September 2022, we entered into a collaboration with Eli Lilly and Company, or Lilly, under which we are responsible for the discovery and optimization of small molecule compounds addressing a specific target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement we received an upfront payment and are eligible to receive up to $425 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets.
We generated revenue of $37.0 million and $29.9 million during the three months ended September 30, 2022 and 2021, respectively, representing year-over-year growth of 24%. Our net loss attributable to Schrödinger common and limited common stockholders was $39.9 million and $35.0 million for the three months ended September 30, 2022 and 2021, respectively.
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

We did not see material impacts to our business from the COVID-19 pandemic during the three and nine months ended September 30, 2022 and the fiscal year ended December 31, 2021. While we do not expect the COVID-19 pandemic to have future material impacts on our business, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the COVID-19 pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in, and may in the future result in, disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused, and may in the future cause, delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and delays in executing some preclinical studies, including our IND-enabling studies for our CDC7 program. We now expect to submit the IND application to the FDA for our CDC7 inhibitor in the first half of 2023 and to initiate a Phase 1 clinical trial in patients with relapsed or refractory acute myeloid leukemia in the second half of 2023, subject to regulatory clearance. In addition, the recent resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. We, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.
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
Drug Discovery Revenue
Drug discovery services. We currently generate drug discovery revenue from discovery collaboration arrangements, including research and development payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from out-licensing our wholly-owned drug discovery programs when we believe it will help maximize the commercial potential of the program. For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $9.9 million and $19.3 million were included in our drug discovery revenue for the three and nine months ended September 30, 2022, respectively. However, we expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.
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
Research and Development Expense
Research and development expense accounts for a significant portion of our operating expenses. We recognize research and development expense as incurred. Research and development expense consists of drug discovery and development program costs and costs incurred for continuous development of the technology and science that supports our computational platform, primarily:
•personnel-related expenses, including salaries, benefits, bonuses, and stock-based compensation for employees engaged in research and development functions;
•expenses incurred under agreements with third-party CROs and consultants involved in our internal discovery and development programs; and
•allocated compute capacity on our internal discovery and development programs and overhead (facilities and information technology support) costs.
We expect our research and development expense to increase substantially in absolute dollars for the foreseeable future as we continue to invest in activities related to discovery and development of our proprietary drug discovery programs, in advancing our platform, and as we incur expenses associated with hiring additional personnel directly involved in such efforts. At this time, we do not know, nor can we reasonably estimate, the nature, timing, or costs of the efforts that will be necessary to complete the development of any of our proprietary drug discovery programs. Since our proprietary drug discovery efforts are in the early stages, currently we do not track research and development expense on a program-by-program basis.
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
Other Income
Other income consists of interest earned on our cash equivalents and marketable securities, interest expense, and transactional foreign exchange gains and losses.
Income Tax Expense (Benefit)
Income tax expense (benefit) consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
Comparison of the three and nine months ended September 30, 2022 and 2021
The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$24,667	$24,280	$387	2%	$87,759	$74,672	$13,087	18%
Drug discovery	12,313	5,570	6,743	121%	36,353	17,089	19,264	113%
Total revenues	36,980	29,850	7,130	24%	124,112	91,761	32,351	35%
Cost of revenues:
Software products and services	6,866	6,611	255	4%	21,478	18,158	3,320	18%
Drug discovery	12,913	12,124	789	7%	40,316	34,344	5,972	17%
Total cost of revenues	19,779	18,735	1,044	6%	61,794	52,502	9,292	18%
Gross profit	17,201	11,115	6,086	55%	62,318	39,259	23,059	59%
Operating expenses:
Research and development	32,885	23,219	9,666	42%	91,830	65,759	26,071	40%
Sales and marketing	7,161	5,556	1,605	29%	21,260	16,175	5,085	31%
General and administrative	23,318	17,014	6,304	37%	67,507	46,253	21,254	46%
Total operating expenses	63,364	45,789	17,575	38%	180,597	128,187	52,410	41%
Loss from operations	(46,163)	(34,674)	(11,489)	33%	(118,279)	(88,928)	(29,351)	33%
Other (expense) income:
(Loss) gain on equity investments	(3)	—	(3)	N/M	11,825	(1,781)	13,606	N/M
Change in fair value	5,273	(627)	5,900	N/M	(16,591)	19,279	(35,870)	N/M
Other income	1,231	286	945	N/M	1,263	1,063	200	N/M
Total other income (expense)	6,501	(341)	6,842	N/M	(3,503)	18,561	(22,064)	N/M
Loss before income taxes	(39,662)	(35,015)	(4,647)	N/M	(121,782)	(70,367)	(51,415)	N/M
Income tax expense (benefit)	194	(4)	198	N/M	199	137	62	N/M
Net loss	(39,856)	(35,011)	(4,845)	N/M	(121,981)	(70,504)	(51,477)	N/M
Net loss attributable to noncontrolling interest	(3)	(4)	1	N/M	(2)	(824)	822	N/M
Net loss attributable to Schrödinger common and limited common stockholders	$(39,853)	$(35,007)	$(4,846)	N/M	$(121,979)	$(69,680)	$(52,299)	N/M
N/M – not meaningful

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$12,579	$15,496	$(2,917)	(19)%	$50,860	$47,303	$3,557	8%
Hosted software	3,914	2,684	1,230	46%	10,765	7,988	2,777	35%
Software maintenance	5,063	4,401	662	15%	14,741	12,682	2,059	16%
Professional services	3,111	1,699	1,412	83%	10,393	5,699	4,694	82%
Revenue from contracts with customers	24,667	24,280	387	2%	86,759	73,672	13,087	18%
Software contribution	—	—	—	—	1,000	1,000	—	—
Total software products and services	24,667	24,280	387	2%	87,759	74,672	13,087	18%
Drug discovery
Drug discovery services	11,717	5,570	6,147	110%	34,976	17,089	17,887	105%
Drug discovery contribution	596	—	596	—	1,377	—	1,377	—
Total drug discovery	12,313	5,570	6,743	121%	36,353	17,089	19,264	113%
Total revenues	$36,980	$29,850	$7,130	24%	$124,112	$91,761	$32,351	35%
On-premise software. The decrease in revenues for on-premise software for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was primarily attributable to timing of revenue in multi-year agreements, and timing of revenue for customer renewals. The increase in revenue for on-premise software for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was primarily attributable to increased sales from existing and new customers and timing of multi-year agreements and renewals.
Hosted software. The increase in revenues for hosted software for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to increased spend from existing hosted customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.
Software maintenance. The increase in revenues for software maintenance for the three and nine ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to the increase in on-premise software sales in current and previous years. Software maintenance revenue is recognized ratably over time.
Professional services. The increase in revenues from professional services for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to the addition of XTAL service revenue subsequent to the acquisition, and the increased sales and timing of technology and modeling service projects.
Software contribution revenue. Contribution revenue for the nine months ended September 30, 2022 and 2021 was due to funds received pursuant to an agreement with Gates Ventures, LLC, which began in June 2020.
Drug discovery services. The increase in revenues for drug discovery services for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to increase in deferred revenue recognized during the periods due to BMS electing not to proceed with further development of a collaboration program, which resulted in increased revenue recognition due to the accelerated completion of our obligations related to the program during the period, the timing and amount of collaboration milestones achieved, as well as research and development fees received. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Drug discovery contribution revenue. Contribution revenue for the three and nine months ended September 30, 2022 was due to services performed under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$6,866	$6,611	$255	4%	$21,478	$18,158	$3,320	18%
Gross margin	72%	73%			76%	76%
Drug discovery	12,913	12,124	789	7%	40,316	34,344	5,972	17%
Software products and services. The increase in cost of revenues for software products and services during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributable to increases of approximately $0.6 million in personnel-related expense and approximately $0.4 million in other expenses, partially offset by decreases of approximately $0.7 million in royalty expense and approximately $0.1 million in cloud computing expense.
The increase in cost of revenues for software products and services during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was attributable to increases of approximately $2.9 million in personnel-related expense and approximately $0.8 million in other expenses, partially offset by decreases of approximately $0.3 million in royalty expense and approximately $0.1 in cloud computing expense.
Software products and services gross margin. The decrease in software gross margin during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 reflects our investment to support the rollout of large-scale deployments of our platform. Software gross margin was consistent during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Drug discovery. The increase in cost of revenues for drug discovery during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributable to increases of approximately $0.4 million in CRO expense associated with the expansion and progression of collaboration drug discovery programs, approximately $0.2 million in royalties expense, and approximately $0.2 million in other expenses.
The increase in cost of revenues for drug discovery during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was due to increases of approximately $2.5 million in personnel-related expense, approximately $2.0 million CRO expense associated with the expansion and progression of collaboration drug discovery programs, approximately $0.5 million in royalties expense, approximately $0.2 million in cloud computing expense, and approximately $0.8 million in other expenses.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Research and development	$32,885	$23,219	$9,666	42%	$91,830	$65,759	$26,071	40%
The increase in research and development expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributable to increases of approximately $4.9 million in personnel-related expense, approximately $2.7 million in CRO expense associated with the expansion and progression of wholly-owned drug discovery programs, approximately $1.0 million in cloud computing expense, approximately $0.2 million in office rent, and approximately $0.9 million in other expenses.

The increase in research and development expense during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was attributable to increases of approximately $13.4 million in personnel-related expense, approximately $6.9 million in CRO expense associated with the expansion and progression of wholly-owned drug discovery programs, approximately $3.0 million in cloud computing expense, approximately $1.5 million in office rent, and approximately $1.3 million in other expenses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
Sales and marketing	$7,161	$5,556	$1,605	29%	$21,260	$16,175	$5,085	31%
The increase in sales and marketing expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributable to increases of approximately $0.4 million in personnel-related expenses, approximately $0.3 million in travel and marketing expense, approximately $0.3 million in cloud computing expense, and approximately $0.6 in other expenses.
The increase in sales and marketing expense during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was attributable to increases of approximately $2.6 million in personnel-related expense, approximately $0.9 million in travel and entertainment expenses, approximately $0.5 million in cloud computing expenses, and approximately $1.1 million in other expenses.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands)				(in thousands)
General and administrative	$23,318	$17,014	$6,304	37%	$67,507	$46,253	$21,254	46%
The increase in general and administrative expense during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was attributable to increases of approximately $3.7 million in personnel-related expense, approximately $0.7 million related to professional services, approximately $0.6 million in travel and entertainment expenses, approximately $0.3 million in cloud computing expenses, approximately $0.2 million related to a one-time non-recurring state and local tax item, approximately $0.1 million related to office rent, and approximately $0.7 million of other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure.
The increase in general and administrative expense during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was attributable increases of approximately $13.6 million in personnel-related expense, approximately $1.3 million related to one-time non-recurring state and local tax items, approximately $1.8 million related to professional services, approximately $1.1 million in travel and entertainment expenses, approximately $1.0 million related to office rent, approximately $0.9 million in cloud computing expenses, and approximately $1.6 million in other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure.
(Loss) Gain on Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
(Loss) gain on equity investments	$(3)	$—	$(3)	$11,825	$(1,781)	$13,606
The loss on equity investments during the three months ended September 30, 2022 was due to the realized loss on our receivable from a third party, who previously acquired a collaborator in which we held an equity stake.

The gain on equity investments during the nine months ended September 30, 2022 was due to cash received from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement. The loss on equity investments during the nine months ended September 30, 2021 was primarily due to the realized loss on the disposal of our equity stake in Relay Therapeutics, or Relay.
Change in Fair Value

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Change in fair value	$5,273	$(627)	$5,900	$(16,591)	$19,279	$(35,870)
The change in fair value during the three months ended September 30, 2022 was primarily due to a gain on our investment in Morphic. The change in fair value during the three months ended September 30, 2021 was due to a loss on our investment in Morphic of $0.6 million.
The change in fair value during the nine months ended September 30, 2022 was primarily due to a loss on our investment in Morphic. The change in fair value during the nine months ended September 30, 2021 was due to a gain on our investment in Morphic of $19.3 million.
Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Other income	$1,231	$286	$945	$1,263	$1,063	$200
Other income increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to $1.2 million attributable to higher interest rates on our marketable securities portfolio partially offset by $0.2 million of transactional foreign exchange loss.
Other income increased during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to $1.4 million attributable to higher interest rates on our marketable securities portfolio partially offset by $0.4 million attributable to interest expense from a one-time state and local tax item and $0.8 million of transactional foreign exchange loss.
Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$194	$(4)	$198	$199	$137	$62
During the three and nine months ended September 30, 2022 and 2021, due to the full valuation allowance on our U.S. federal and state tax assets, income tax expense (benefit) primarily represented our income tax obligations in certain foreign jurisdictions in which we conduct business.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 24, 2022. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2022.

Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $351.9 million.
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
As of September 30, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $479.4 million.
On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of September 30, 2022, no securities had been sold under the Form S-3.
We believe our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators and partners. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
We plan to utilize the existing cash, cash equivalents, and marketable securities on hand primarily to fund our software and drug discovery activities. With respect to our wholly-owned programs, as part of our strategy we may choose to enter into collaborations or pursue out-licensing arrangements when we believe it will help maximize the commercial value of any such program.
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
Our contractual obligations as of September 30, 2022 include operating lease obligations of $149.6 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $123.3 million, Cambridge, Massachusetts for $18.5 million and Portland, Oregon for $5.3 million, which expire in December 2037, June 2032 and September 2026, respectively. In addition, see Note 6, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our other operating lease obligations.
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

We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancelable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(94,741)	$(50,931)
Net cash provided by investing activities	78,466	5,279
Net cash provided by financing activities	1,628	6,735
Net decrease in cash and cash equivalents and restricted cash	$(14,647)	$(38,917)
Operating activities
During the nine months ended September 30, 2022, operating activities used approximately $94.7 million of cash, primarily due to a net loss of $122.0 million, which included a $11.8 million gain from equity investments, partially offset by $5.3 million of non-cash operating expenses included in net loss, including depreciation and investment accretion costs, $29.4 million in stock-based compensation, and $16.6 million of non-cash loss on changes in fair value. Changes in our operating assets and liabilities used cash of approximately $12.2 million.
During the nine months ended September 30, 2021, operating activities used approximately $50.9 million of cash, primarily due to a net loss of $70.5 million, which included a $19.3 million non-cash gain from changes in fair value, partially offset by $26.9 million of non-cash operating expenses included in net loss, including depreciation and stock-based compensation, and $1.8 million of non-cash loss on equity investments. Changes in our operating assets and liabilities used cash of approximately $10.2 million.
Investing activities
During the nine months ended September 30, 2022, investing activities provided approximately $78.5 million of cash, consisting of $80.4 million provided by marketable securities maturities, net of purchases and $11.8 million in cash from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement. These items are partially offset by $6.7 million in cash used for purchases of property and equipment, $0.6 million used in purchases of equity investments in Structure Therapeutics, and $6.4 million used to acquire XTAL, net of cash acquired.
During the nine months ended September 30, 2021, investing activities provided approximately $5.3 million of cash, consisting of $0.9 million used for purchases of marketable securities, net of maturities, $6.2 million used for purchases of property and equipment and $3.7 million used to make equity investments in Ajax Therapeutics, Inc. and Structure Therapeutics, partially offset by $15.7 million provided by the sale of our equity stake in Relay and $0.4 million provided by the distribution of funds from Petra Pharma Corporation in connection with its acquisition by a third party.
Financing activities
During the nine months ended September 30, 2022, financing activities provided approximately $1.6 million of cash attributable to proceeds received upon stock option exercises.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss attributable to Schrödinger common stockholders and limited common stockholders for the three and nine months ended September 30, 2022 and 2021 was $39.9 million, $122.0 million, $35.0 million, and $69.7 million, respectively. Our net losses for the years ended December 31, 2021 and 2020 were $101.2 million and $26.6 million, respectively. As of September 30, 2022, we had an accumulated deficit of $351.9 million.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies, and we expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and for our WEE1 program in the first half of 2024, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in patients with relapsed or refractory acute myeloid leukemia in the second half of 2023, subject to receipt of regulatory clearance. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•continue to invest in and develop our computational platform and software solutions;
•continue our research and development efforts for our proprietary drug discovery programs;
•conduct preclinical studies and initiate and conduct clinical trials for any of our product candidates;
•maintain, expand, enforce, defend, and protect our intellectual property;
•hire additional software engineers, programmers, sales and marketing, and other personnel to support our software business;
•hire additional clinical, quality control, and other scientific personnel; and
•add operational, financial, and management information systems and personnel to support our operations as a public company.
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
In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 35% from $91.8 million in the nine months ended September 30, 2021 to $124.1 million in the nine months ended September 30, 2022, and increased by 28% from $108.1 million in the fiscal year ended December 31, 2020 to $137.9 million in the fiscal year ended December 31, 2021. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
Our results of operations, including our revenues, gross margin, profitability, and cash flows, have historically varied from period to period, and we expect that they will continue to do so. As a result, period-to-period comparisons of our operating results may not be meaningful, and our quarterly and annual results should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly and annual financial results include, without limitation, those listed elsewhere in this “Risk Factors” section and those listed below:
•customer renewal rates and the timing and terms of customer renewals, including the seasonality of customer renewals of our on-premise software arrangements, for which revenue historically has been recognized at a single point in time in the first and fourth quarter of each fiscal year;
•our ability to attract new customers for our software;
•the addition or loss of large customers, including through acquisitions or consolidations of such customers;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations, and infrastructure;
•network outages or security breaches;
•general economic, industry, and market conditions, including within the life sciences industry;
•our ability to collect receivables from our customers;

•the amount of software purchased by our customers, including the mix of on-premise and hosted software sold during a period;
•variations in the timing of the sales of our software, which may be difficult to predict;
•changes in the pricing of our solutions and in our pricing policies or those of our competitors;
•the timing and success of the introduction of new software solutions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic collaborators;
•changes in the fair value of or receipt of distributions or proceeds on account of the equity interests we hold in our drug discovery collaborators, such as Morphic Holding, Inc.;
•the success of our drug discovery collaborators in developing and commercializing drug products for which we are entitled to receive milestone payments or royalties and the timing of receipt of such payments, if any, such as under our collaboration agreement with Bristol-Myers Squibb Company, or BMS; and
•the timing of expenses related to our drug discovery programs, the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
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
We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our proprietary drug discovery programs, initiate or progress preclinical and IND-enabling studies, submit IND applications, initiate and progress clinical trials and invest in the further development of our platform. In addition, if we determine to complete clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company, as compared to when we were a private company.
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
As of September 30, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $479.4 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the growth of our software revenue;

•the timing and extent of spending to support research and development efforts;
•the continued expansion of software sales and marketing activities;
•the timing and receipt of payments from our collaborations as well as spending to support, advance, and broaden our proprietary drug discovery programs; and
•the timing and receipt of any distributions or proceeds we may receive from our equity stakes in our drug discovery collaborators and partners.
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
We expect to continue to derive a significant portion of our software revenues from renewal of existing license agreements. As a result, maintaining the renewal rate of our existing customers and selling additional software solutions to them is critical to our future operating results. Factors that may affect the renewal rate for our customers and our ability to sell additional solutions to them include:
•the price, performance, and functionality of our software solutions;
•the availability, price, performance, and functionality of competing software solutions;
•the effectiveness of our professional services;
•our ability to develop or acquire complementary software solutions, applications, and services;
•the success of competitive products or technologies;
•the stability, performance, and security of our technological infrastructure; and
•the business environment of our customers.
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
The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer focus. Our software solutions face competition from commercial competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., and Simulations Plus, Inc.
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
Many of our competitors are able to devote greater resources to the development, promotion, and sale of their software solutions and services. It is possible that our focus on proprietary drug discovery will result in loss of management focus and resources relating to our software business, thereby resulting in decreasing revenues from our software business. Furthermore, third parties with greater available resources and the ability to initiate or withstand substantial price competition could acquire our current or potential competitors. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services, or technologies become more accepted than our solutions, if our competitors are successful in bringing their products or services to market earlier than ours, if our competitors are able to respond more quickly and effectively to new or changing opportunities, technologies, or customer requirements, or if their products or services are more technologically capable than ours, then our software revenues could be adversely affected.
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
We may never realize return on our investment of resources and cash in our drug discovery collaborations. Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. Our drug discovery collaborators may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates. In addition, our ability to realize return from our drug discovery collaborations is subject to the following risks:
•drug discovery collaborators have significant discretion in determining the amount and timing of efforts and resources that they will apply to our collaborations and may not perform their obligations as expected;
•drug discovery collaborators may not pursue development or commercialization of any product candidates for which we are entitled to option fees, milestone payments, or royalties or may elect not to continue or renew development or commercialization programs based on results of clinical trials or other studies, changes in the collaborator’s strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•drug discovery collaborators may delay clinical trials for which we are entitled to milestone payments;
•we may not have access to, or may be restricted from disclosing, certain information regarding our collaborators’ product candidates being developed or commercialized and, consequently, may have limited ability to inform our stockholders about the status of, and likelihood of achieving, milestone payments or royalties under such collaborations;

•drug discovery collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with any product candidates and products for which we are entitled to milestone payments or royalties if the collaborator believes that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive;
•product candidates discovered in drug discovery collaborations with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause our collaborators to cease to devote resources to the commercialization of any such product candidates;
•existing drug discovery collaborators and potential future drug discovery collaborators may begin to perceive us to be a competitor more generally, particularly as we advance our proprietary drug discovery programs, and therefore may be unwilling to continue existing collaborations with us or to enter into new collaborations with us;
•a drug discovery collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution, or marketing of a product candidate or product, which may impact our ability to receive milestone payments;
•disagreements with drug discovery collaborators, including disagreements over intellectual property or proprietary rights, contract interpretation, or the preferred course of development, might cause delays or terminations of the research, development, or commercialization of product candidates for which we are eligible to receive milestone payments, or might result in litigation or arbitration;
•drug discovery collaborators may not properly obtain, maintain, enforce, defend or protect our intellectual property or proprietary rights or may use our proprietary information in such a way as to potentially lead to disputes or legal proceedings that could jeopardize or invalidate our or their intellectual property or proprietary information or expose us and them to potential litigation;
•drug discovery collaborators may infringe, misappropriate, or otherwise violate the intellectual property or proprietary rights of third parties, which may expose us to litigation and potential liability;
•drug discovery collaborators could suffer from operational delays as a result of global health impacts, such as the COVID-19 pandemic; and
•drug discovery collaborations may be terminated prior to our receipt of any significant value from the collaboration.
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
Our scientific approach focuses on using our platform technology to conduct “computational assays” that leverage our deep understanding of physics-based modeling and theoretical chemistry to design molecules and predict their key properties without conducting time-consuming and expensive physical experiments. Our computational platform underpins our software solutions, our drug discovery collaborations and our own proprietary drug discovery programs.
While the results of certain of our drug discovery collaborators suggest that our platform is capable of accelerating drug discovery and identifying high quality product candidates, these results do not assure future success for our drug discovery collaborators or for us with our proprietary drug discovery programs.
Even if we or our drug discovery collaborators are able to develop product candidates that demonstrate potential in preclinical studies, we or they may not succeed in demonstrating safety and efficacy of product candidates in human clinical trials. For example, in collaboration with us, Nimbus Therapeutics, LLC, or Nimbus, was able to identify a unique series of acetyl-CoA carboxylase, or ACC, allosteric protein-protein interaction inhibitors with favorable pharmaceutical properties that inhibit the activity of the ACC enzyme. Nimbus achieved proof of concept in a Phase 1b clinical trial of its ACC inhibitor, firsocostat, and later sold the program to Gilead Sciences, Inc., or Gilead Sciences, in a transaction valued at approximately $1.2 billion, comprised of an upfront payment and earn outs. Of this amount, $601.3 million has been paid to Nimbus to date, and we received a total of $46.0 million in cash distributions in 2016 and 2017. In December 2019, Gilead Sciences announced topline results from its Phase 2 clinical trial which included firsocostat, both as a monotherapy and in combination with other investigational therapies for advanced fibrosis due to nonalcoholic steatohepatitis, in which the primary endpoint was not met. Gilead Sciences is currently evaluating firsocostat in a Phase 2b clinical trial in combination with Novo Nordisk A/S’s semaglutide, a GLP-1 receptor agonist, for compensated cirrhosis due to nonalcoholic steatohepatitis. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

We may not be successful in our efforts to identify, discover or develop product candidates and may fail to capitalize on programs, collaborations, or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have selected our first development candidates, which are for our MALT1 and CDC7 inhibitor programs, and advanced the programs into IND-enabling studies. We submitted an IND for our MALT1 inhibitor, which we refer to as SGR-1505, and the FDA cleared the IND in June 2022. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.
Because we have limited resources, we focus our research programs on protein targets where we believe our computational assays are a good substitute for experimental assays, where we believe it is theoretically possible to discover a molecule with properties that are required for the molecule to become a drug and where we believe there is a meaningful commercial opportunity, among other factors. The focus of our initial proprietary drug discovery programs was in the area of oncology, and we have only recently begun expanding into other therapeutic areas, including neurology and immunology. We may forego or delay pursuit of opportunities with certain programs, collaborations, or product candidates or for indications that later prove to have greater commercial potential. However, the development of any product candidate we pursue may ultimately prove to be unsuccessful or less successful than another potential product candidate that we might have chosen to pursue on a more aggressive basis with our capital resources. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, partnership, licensing, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a collaboration.
Our research programs may show initial promise in identifying potential product candidates internally or with collaborators, yet fail to yield product candidates for clinical development for a number of reasons, including:
•our research methodology or that of any collaborator may be unsuccessful in identifying potential product candidates that are successful in clinical development;
•potential product candidates may be shown to have harmful side effects or may have other characteristics that may make the product candidates unmarketable or unlikely to receive marketing approval;
•our current or future collaborators may change their development profiles for potential product candidates or abandon a therapeutic area; or
•new competitive developments may render our product candidates obsolete or noncompetitive.
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
As a company, we have very limited experience in clinical development and have not yet demonstrated our ability to complete any clinical trials.
We only began conducting our own wholly-owned drug discovery efforts in mid-2018. We have selected our first development candidates, which are for our MALT1 and CDC7 inhibitor programs, and as a company, we have very limited experience in clinical development. We submitted an IND for our MALT1 inhibitor, which we refer to as SGR-1505, and the FDA cleared the IND in June 2022. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. We also plan to submit IND applications to the FDA for our CDC7 inhibitor, which we refer to as SDGR-2921, in the first half of 2023 and for our WEE1 program in the first half of 2024, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of our CDC7 inhibitor in patients with relapsed or refractory acute myeloid leukemia in the second half of 2023, subject to receipt of regulatory clearance. Our limited experience in conducting clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions you make about the future success or viability of our proprietary drug discovery programs may not be as accurate as they could be if we had a history of conducting clinical trials and developing our own product candidates.

In addition, as our wholly-owned drug discovery business grows, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Our wholly-owned drug discovery business will need to transition to a business capable of supporting clinical development activities. We may not be successful in such a transition.
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
We rely on, and plan to continue to rely on, third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business.
We rely on, and plan to continue to rely on, third-party clinical research organizations, in addition to other third parties such as research collaboratives, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing and future clinical trials. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
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
Furthermore, third parties on whom we rely may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our on-

going clinical, nonclinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.
If we and any current or future collaborators are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize any product candidates, or experience delays in doing so, our business may be materially harmed.
We are early in our development efforts. While our most advanced product candidate, SGR-1505, has been cleared by the FDA to be tested in humans, we have only recently initiated a clinical trial of SGR-1505. We have not yet dosed any patients with SGR-1505 or any other product candidate. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our and any current or future collaborators’ development and commercialization programs will depend on several factors, including the following:
•successful completion of necessary preclinical studies to enable the initiation of clinical trials;
•successful enrollment of patients in, and the completion of, the clinical trials;
•acceptance by the FDA or other regulatory agencies of regulatory filings for any product candidates we and our current or future collaborators may develop;
•expanding and maintaining a workforce of experienced scientists and others to continue to develop any product candidates;
•obtaining and maintaining intellectual property protection and regulatory exclusivity for any product candidates we and our current or future collaborators may develop;
•making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•establishing sales, marketing, and distribution capabilities for drug products and successfully launching commercial sales, if and when approved;
•acceptance of any product candidates we and our current or future collaborators may develop, if and when approved, by patients, the medical community, and third-party payors;
•effectively competing with other therapies;
•obtaining and maintaining coverage, adequate pricing, and adequate reimbursement from third-party payors, including government payors;
•patients’ willingness to pay out-of-pocket in the absence of coverage and/or adequate reimbursement from third-party payors;
•ongoing or future restrictions resulting from the COVID-19 pandemic and its collateral consequences may result in internal and external operational delays and limitations; and
•maintaining a continued acceptable safety profile following receipt of any regulatory approvals.
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
In particular, there is intense competition in the fields of oncology we are pursuing. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in establishing clinical trial sites, enrolling subjects for clinical trials and in identifying new product candidates.
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
For the three and nine months ended September 30, 2022 and the year ended December 31, 2021, sales to customers outside of the United States accounted for approximately 26%, 32%, and 34% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
•the need to localize and adapt our solutions for specific countries, including translation into foreign languages;
•data privacy laws which require that customer data be stored and processed in a designated territory or handled in a manner that differs significantly from how we typically handle customer data;
•difficulties in staffing and managing foreign operations, including employee laws and regulations;
•different pricing environments, longer sales cycles, and longer accounts receivable payment cycles and collections issues;
•new and different sources of competition;

•weaker protection for intellectual property and other legal rights than in the United States and practical difficulties in enforcing intellectual property and other rights outside of the United States;
•laws and business practices favoring local competitors;
•compliance challenges related to the complexity of multiple, conflicting, and changing governmental laws and regulations, including employment, tax, reimbursement and pricing, privacy and data protection, and anti-bribery laws and regulations;
•increased financial accounting and reporting burdens and complexities;
•restrictions on the transfer of funds;
•changes in diplomatic and trade relationships, including new tariffs, trade protection measures, import or export licensing requirements, trade embargoes, and other trade barriers;
•changes in social, political, and economic conditions or in laws, regulations, and policies governing foreign trade, manufacturing, development, and investment both domestically as well as in the other countries and jurisdictions;
•adverse tax consequences, including the potential for required withholding taxes;
•global health pandemics, such as COVID-19; and
•unstable regional, economic and political conditions.
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
Additionally, we could face heightened risks as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear.
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
In addition, as a result of the COVID-19 pandemic, we may experience delays in the progress of certain of our and our collaborators’ drug discovery and development programs, particularly those that are in preclinical studies and clinical trials or that are preparing to enter clinical trials. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in and may in the future result in disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and have experienced delays in executing preclinical studies, including our IND-enabling studies for our CDC7 program. We now expect to submit the IND application to the FDA for our CDC7 program in the first half of 2023 and to initiate a Phase 1 clinical trial in patients with relapsed or refractory acute myeloid leukemia in the second half of 2023, subject to receipt of regulatory clearance. In addition, the resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. These reductions and delays may persist in the future, and we, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue.
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
We have experienced significant growth in the number of users and data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers and to support our proprietary drug discovery programs. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our solutions. However, the provision of new hosting infrastructure requires adequate lead-time. We have experienced, and may in the future experience, website disruptions, outages, and other performance problems. These types of problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in usage, and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. If we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities, and customer losses. If our operations infrastructure fails to keep pace with increased sales and usage, customers and our internal drug discovery team may experience delays in the deployment of our solutions as we seek to obtain additional capacity, which could adversely affect our reputation and adversely affect our revenues.
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
In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. Regulatory guidance under the 2017 Tax Act and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Additional tax legislation may be enacted, and any such additional legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act and additional tax legislation.
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
In addition, other than our acquisition of XTAL, we have limited experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, and technologies successfully, effectively manage the combined business following the acquisition or preserve the operational synergies between our business units that we believe currently exist. We cannot assure you that following any acquisition we would achieve the expected synergies to justify the transaction, due to a number of factors, including:
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•difficulty integrating the accounting systems, operations, and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•difficulty converting the customers of the acquired business onto our solutions and contract terms, including disparities in the revenues, licensing, support, or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
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
Disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation related issues;

•the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under any collaborative development relationships;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our current or future licensors and us and our collaborators; and
•the priority of invention of patented technology.
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
Disputes may arise regarding intellectual property subject to a collaboration agreement, including:
•the scope of ownership or license granted under the collaboration agreement and other interpretation related issues;
•the extent to which our technology and product candidates infringe on intellectual property that generated through the collaboration to of which we do not have ownership or license under the collaboration agreement;

•the assignment or sublicense of intellectual property rights and other rights under the collaboration agreement;
•our diligence obligations under the collaboration agreement and what activities satisfy those diligence obligations; and
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by us and our current or future collaborators.
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
Currently, we are pursuing multiple business strategies simultaneously, including activities in research and development, software sales, and collaborative and proprietary drug discovery. We believe pursuing these multiple business strategies offers financial and operational synergies, but these diversified operations place increased demands on our limited resources. Furthermore, we have recently experienced, and we expect to continue to experience, significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical and regulatory affairs. To manage our multiple business units and our ongoing and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our management team’s limited attention and limited experience in managing a company with such ongoing and anticipated growth, we may not be able to effectively manage our multiple business units and the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations has led to and may continue to lead to significant costs and may divert our management and business development resources. In addition, in order to meet our obligations as a public company and to support our anticipated long-term growth, we will need to increase our general and administrative capabilities. Our management, personnel, and systems may not be adequate to support this future growth. Any inability to manage our multiple business units and growth could delay the execution of our business plans or disrupt our operations and the synergies we believe currently exist between our business units. In addition, adverse developments in one of these business units may disrupt these synergies.
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
As of October 27, 2022, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 21.4% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 31.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
This concentration of ownership control may:
•delay, defer, or prevent a change in control;
•entrench our management and board of directors; or
•delay or prevent a merger, consolidation, takeover, or other business combination involving us that other stockholders may desire.
This concentration of ownership may also adversely affect the market price of our common stock.
The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders.
Our stock price has been, and is likely to continue to be volatile. Since our initial public offering in February 2020 and through October 27, 2022, the intraday price of our common stock has fluctuated from a low of $20.71 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
•our investment in, and the success of, our software solutions;
•the success of our research and development efforts for our proprietary drug discovery programs;
•initiation and progress of preclinical studies and clinical trials for any product candidates that we may develop;
•results of or developments in preclinical studies and clinical trials of any product candidates we may develop or those of our competitors or potential collaborators;
•the success of our drug discovery collaborators and any milestone or other payments we receive from such collaborators;

•the success of competitive products or technologies;
•regulatory or legal developments in the United States and other countries;
•the recruitment or departure of key personnel;
•variations in our financial results or the financial results of companies that are perceived to be similar to us;
•guidance or announcements by us with respect to our anticipated financial or operational performance;
•sales of common stock by us, our executive officers, directors or principal stockholders, or others, or the anticipation of such sales;
•market conditions in the biopharmaceutical sector;
•general economic, industry, and market conditions;
•the societal and economic impact of public health epidemics, such as the ongoing COVID-19 pandemic; and
•the other factors described in this “Risk Factors” section.
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
From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies and clinical trials in our proprietary drug discovery programs as well developments and milestones under our collaborations. Morphic has also made public statements regarding its expectations for the development of programs under collaboration with us and they and other collaborators may in the future make additional statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future collaborators’ drug discovery and development programs, including as a result of COVID-19, the amount of time, effort, and resources committed by us and our current and future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our or our current and future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common stock could decline.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of October 27, 2022, we had outstanding 62,073,270 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
Provisions in our certificate of incorporation and our bylaws may discourage, delay, or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:
•establish a classified board of directors such that only one of three classes of directors is elected each year;
•allow the authorized number of our directors to be changed only by resolution of our board of directors;
•limit the manner in which stockholders can remove directors from our board of directors;
•establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•limit who may call stockholder meetings to the board of directors or to the secretary at the request of the holders of at least 25% of the outstanding shares of our common stock and limited common stock; and
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.
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
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended					X
10.2	Employment Agreement, dated August 16, 2022, by and between Schrödinger, Inc. and Geoffrey Porges	8-K	001-39206	10.1	08/18/2022
10.3	Amended and Restated Executive Severance and Change in Control Benefits Plan, as amended	8-K	001-39206	10.2	08/18/2022
10.4	2021 Inducement Equity Incentive Plan, as amended					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
_____________________
*The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Schrödinger, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Schrödinger, Inc.

Date: November 3, 2022	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Geoffrey Porges, MBBS
Executive Vice President and Chief Financial Officer (Principal Financial Officer)