Form 10-K
period 2022-12-31
Schrodinger, Inc.
filed 2023-02-28
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number: 001-39206
_______________________________________
Schrodinger, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Delaware	95-4284541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1540 Broadway, 24th Floor New York, NY	10036
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 295-5800
_______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,287,853,411 based upon the closing sale price of the registrant’s common stock on that date.
As of February 21, 2023, the registrant had 62,321,454 shares of common stock and 9,164,193 shares of limited common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2023 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2022. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Portland, OR

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words "aim," “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” "goal," “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
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
•the timing of, the ability to submit applications for and the ability to obtain and maintain regulatory approvals for any product candidates we or one of our collaborators may develop;
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
•the potential impact of the COVID-19 pandemic and of economic developments, including rising inflation and interest rates, on our business, operations, liquidity and prospects;
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
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in “Risk Factor Summary” and “Risk Factors” below, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments we may make or enter into.
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
This Annual Report includes statistical and other industry and market data that we obtained from industry publications and research, surveys, and studies conducted by third parties as well as our own estimates of potential market opportunities. All of the market data used in this Annual Report involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys, and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research, surveys and studies, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
Unless the context otherwise requires, we use the terms “company,” “we,” “us,” and “our” in this Annual Report to refer to Schrödinger, Inc. and its consolidated subsidiaries.

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
•If we are unable to increase sales of our software, increase revenue from our drug discovery collaborations, or if we and our current and future collaborators are unable to successfully develop and commercialize drug products, our revenues may be insufficient for us to achieve or maintain profitability.
•Our quarterly and annual results may fluctuate significantly, which could adversely impact the value of our common stock.
•If our existing customers do not renew their licenses, do not buy additional solutions from us, or renew at lower prices, our business and operating results will suffer.
•A significant portion of our revenues are generated by sales to life sciences industry customers, and factors that adversely affect this industry could adversely affect our software sales.
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
•We rely on, and plan to continue to rely on, third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may prevent or delay our ability to seek or obtain marketing approval for or commercialize our product candidates or otherwise harm our business.
•The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
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
•We identified a material weakness in our internal control over our financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors' confidence and our stock price.

PART I
Item 1. Business.
Overview
We are transforming the way therapeutics and materials are discovered.
Our differentiated, physics-based computational platform enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. Our software platform is licensed by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. We are applying our computational platform to discover and advance a broad pipeline of development programs in collaboration with leading biopharmaceutical companies. In addition, we use our platform to advance a pipeline of partnered and wholly-owned drug discovery programs, which we refer to collectively as our proprietary drug discovery programs.
Traditional drug discovery and development efforts have become increasingly complex, lengthy and capital-intensive, and are prone to high failure rates. Traditional drug discovery relies upon many iterations of costly and time-consuming manual molecule design, chemical synthesis, and experimental testing. One of the primary reasons for long timelines, high costs, and high failure rates in drug discovery is that predicting properties of molecules in advance of chemical synthesis is extremely complex and not amenable to traditional approaches.
Over the past several decades and with the concerted efforts of our scientists and software engineers, we have developed a physics-based computational platform that is capable of predicting critical properties of molecules with a high degree of accuracy. This key capability enables drug discovery teams to design and selectively synthesize molecules with more optimal properties, reducing the average time and costs required to identify a development candidate and increasing the probability that a drug discovery program will enter clinical development. Furthermore, we believe that development candidates with more optimized property profiles will have a higher probability of success in clinical development. Additionally, since the physics underlying the properties of drug molecules and materials is the same, we have been able to extend our computational platform to materials science applications in fields such as aerospace, energy, semiconductors, and electronic displays.
We offer our customers a variety of software solutions that accelerate all stages of molecule discovery, design, and optimization. In 2022, all of the top 20 pharmaceutical companies, measured by 2021 revenue, licensed our solutions, accounting for $43.2 million, or 32%, of our software revenue in 2022. The widespread adoption of our software, supported by our global team of sales, technical, and scientific personnel, has driven steady growth in our software revenue. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an annual contract value, or ACV, in excess of $100,000. We had 227, 190, and 153 such customers, which represented 82%, 80%, and 79% of our total ACV, for the years ended December 31, 2022, 2021, and 2020, respectively. Furthermore, the number of customers with an ACV in excess of $1.0 million increased to 18 for the year ended December 31, 2022 compared to 15 and 16 for the years ended December 31, 2021 and 2020, respectively. We also had four customers with an ACV in excess of $5.0 million for the year ended December 31, 2022, compared to two such customers for the year ended December 31, 2021. In addition, our customer retention rate for our customers with an ACV over $100,000 for the year ended December 31, 2022 was 96% and was 96% or higher for each of the previous nine fiscal years. We believe the growth in the number of our customers demonstrates that companies are increasingly recognizing the power and appreciating the scientific and financial benefits of using our platform at scale while the retention in this group is indicative of the continued value of our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” for additional information regarding ACV and customer retention rate.
We also leverage our platform and capabilities across a portfolio of collaborative and proprietary drug discovery programs spanning a wide range of disease targets and indications. Our drug discovery group, which we refer to as the Schrödinger Therapeutics Group, is comprised of a multidisciplinary team of approximately 150 experts in protein science, biochemistry, biophysics, medicinal and computational chemistry, and discovery scientists with expertise in preclinical and early clinical development. Our collaborative and partnered programs generate drug discovery revenue, including upfront payments, research funding payments, and discovery and development milestones, and have the potential to produce additional milestone payments, option fees, and future royalties.

In 2018, we began to develop a pipeline of wholly-owned drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. Our initial programs were focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. We submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies. We expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and for our WEE1 inhibitor, which we refer to as SGR-3515, in 2024, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of SGR-2921 in the second half of 2023, subject to receipt of regulatory clearance.
In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our wholly-owned pipeline programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to us. In December 2022, we and BMS entered into an amendment to our collaboration and license agreement to include an additional target in neurology on terms similar to the original agreement. Under the terms of the agreement, as amended, we received a $55.0 million upfront payment from BMS in November 2020 and an additional upfront payment in December 2022 related to the additional target, and we are eligible to receive up to $2.7 billion in total milestones from BMS across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.
We generated revenue of $181.0 million, $137.9 million, and $108.1 million in 2022, 2021, and 2020, respectively, representing year-over-year growth of 31% and 28%, respectively. Our net loss was $149.2 million, $101.2 million, and $26.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Strategy
Our mission is to improve human health and quality of life by transforming the way therapeutics and materials are discovered. We aim to do this by:
•Advancing the science that underlies our computational platform: We are the leader in the field of physics-based computational drug discovery, and we believe our computational platform is far ahead of that of our nearest competitors. We intend to maintain our industry-leading position by introducing new capabilities and refining our software to further strengthen our technology and advance the science underlying our platform.
•Growing and expanding our software business: We have experienced steady growth in our software revenues, achieving $135.6 million in revenue in 2022, an increase of 20% compared to 2021, primarily driven by broad adoption of our software solutions by the biopharmaceutical industry and the expansion of our materials science business. We aim to continue to grow our software sales by increasing the adoption of our software by our existing customers and identifying and adding new customers. Further, we believe there remains a large opportunity for growth as there are thousands of biopharmaceutical companies that could benefit from our software solutions.
▪Progressing our wholly-owned and partnered drug discovery programs: We plan to progress our wholly-owned drug discovery programs, including SGR-1505, SGR-2921 and SGR-3515, and continue to add new programs that leverage our computational platform. As we progress these programs, we will strategically evaluate on a program-by-program basis advancing them into preclinical and clinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize clinical and commercial opportunity. As part of this strategy, we entered into an exclusive, worldwide collaboration and license agreement with BMS in November 2020, as well as collaboration agreements with Zai Lab Limited, or Zai Lab, in August 2021, with Eli Lilly and Company, or Lilly, in September 2022, and with Otsuka Pharmaceutical Co. Ltd., or Otsuka, in December 2022.

▪Advancing our collaborative programs: We intend to continue to work with our collaborators on advancing our collaborative programs, which generate revenues through upfront payments, research funding, preclinical and clinical milestones as well as potentially through option fees, commercial milestones, and future royalties. We achieved drug discovery revenue of $45.4 million in 2022, an increase of 84% compared to 2021, largely driven by the achievement of milestones from our collaborative and partnered programs. We also benefit from equity positions in certain of our collaborators.
•Leveraging the synergies between our businesses: We believe that there are significant synergies within our business. We leverage the feedback that we receive from our software customers, collaborators, and internal drug discovery experts to improve the functionality of our platform, which we believe supports increased customer adoption of our solutions and more rapid advancement of our collaborative and proprietary drug discovery programs. In addition, the success of our collaborators in advancing drug discovery programs provides significant validation of our platform and approach, which we believe increases the attractiveness of our platform to customers, helps us establish new collaborations, and validates the potential of our own proprietary drug discovery programs. Central to our ability to pursue these distinct lines of business is a firewall policy consisting of a set of well-established protocols and technology measures designed to ensure that the intellectual property of our software customers and drug discovery collaborators remains confidential and segregated.
Industry Overview
Traditional drug discovery and development efforts have become increasingly complex, lengthy and capital-intensive, and are prone to high failure rates. Traditional drug discovery involves experimental screening of existing libraries of molecules to find molecules with detectable activity, or “hit molecules,” followed by many iterations of chemical synthesis to attempt to optimize those hit molecules to a development candidate that can be advanced into human clinical trials. Efforts to optimize initial hit molecules for a drug discovery project involve costly and iterative synthesis and testing of molecules seeking to identify a molecule with the required property profile. The optimal profile has the acceptable balance of properties such as potency, selectivity, solubility, bioavailability, half-life, permeability, drug-drug interaction profile, synthesizability, and toxicity. These properties are often inversely correlated, meaning that optimizing one property often de-optimizes others. The challenge of optimizing hit molecules is amplified by the limited number of molecules that can be feasibly tested across these properties with traditional methods. As a result, this optimization process often fails to yield a molecule with a satisfactory property profile to be a development candidate, which is why many drug discovery programs fail to advance into clinical development.
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
The other primary computational method that has been explored to improve drug discovery involves using fundamental, “first-principles” physics-based methods, which require a deep and thorough understanding of the specific property to be computed. However, physics-based methods are difficult to develop and can be slow compared to machine learning. Further, to apply such methods to design molecules that will bind with high affinity to a particular protein target, the three-dimensional structure of that protein must be generated with sufficient atomic detail to enable application of these physics-based approaches, which is referred to as being “structurally enabled,” and such structures have been historically difficult to obtain and are only available today for a relatively small subset of the universe of human proteins. Another factor preventing computational chemistry from realizing its promise has been limited compute speed. However, despite all of these challenges, physics-based methods have a significant advantage over machine learning in that they do not require a training set and can, in principle, compute properties of molecules that are well beyond existing industry experience and data.
Our Platform
Over the past several decades and with the concerted effort of hundreds of our scientists and software engineers, we have developed a computational platform that is capable of predicting critical properties of molecules with a high degree of accuracy. We have built our platform on a foundation of rigorous, physics-based methods, combined with the rapid data processing and scaling advantages of machine learning, that together provide a significant advantage over traditional methods. We believe that physics-based simulation is at an inflection point as a result of the increased availability of massive computing power, combined with a more sophisticated understanding of models and algorithms and the growing availability of high-resolution protein structures.
We have demonstrated that our software platform can have a transformative impact on the drug discovery process by:
•reducing the average time and cost required to identify a development candidate; and
•increasing the probability of drug discovery programs entering clinical development.
Based on our drug discovery efforts to date, including in our collaborative programs, we believe that the development candidates discovered using our platform have a higher probability of successfully progressing through clinical development than the industry average.
As shown below, we achieve these outcomes by tightly integrating our predictive physics-based methods, which have a high degree of accuracy, with machine learning, which is highly scalable. In addition, our platform enables real-time collaboration on drug discovery projects to inform decision-making and maximize the impact of the predictive capabilities of our computational platform.
Our computational platform provides the following significant technological advantages over traditional approaches to drug discovery, all of which enable shortening timelines, decreasing costs, and increasing the probability of success of drug discovery efforts:
•Speed. Our platform is able to evaluate molecules in hours rather than the weeks that it typically takes to synthesize and assay molecules in the laboratory.

•Scale. Our platform can explicitly evaluate billions of molecules per day, whereas traditionally operated discovery projects only synthesize approximately one thousand molecules per year, thereby increasing the probability that we find a novel molecule with the desired property profile.
•Quality. In a peer-reviewed study, our platform was tested against traditional methods for selecting tight-binding molecules and resulted in an eight-fold increase in the number of molecules with the desired affinity.
The figure below compares the optimization process of drug discovery using traditional methods and our approach.
Our computational platform includes a broad array of proprietary capabilities:
•Faster Lead Discovery: the ability to rapidly identify potent molecules suitable to initiate hit-to-lead and lead optimization efforts via solutions for virtual screening of extremely large libraries of molecules, as well as physics-based replacement of the central core of a molecule, known as scaffold hopping, to identify novel, highly potent molecules unavailable in library collections;
•Accurate Property Prediction: the ability to assess key properties of drug-like molecules using physics-based calculations with accuracy comparable to that of experimental laboratory assays, to facilitate optimization of drug properties, including drug potency, selectivity, and bioavailability;
•Large-Scale Molecule Exploration: the ability to computationally ideate and explore novel, high-quality drug-like molecules for consideration by discovery project teams utilizing computational enumeration and generative machine learning techniques that are trained and constructed to yield molecules that are synthetically feasible;

•Large-Scale Molecule Evaluation: the ability to scale our calculations of key drug properties to ultra-large idea sets of billions of molecules to enable more rapid and successful identification of high-quality drug candidate molecules; and
•Integrated Data Management and Visualization: the ability to generate, access, and analyze the data derived from complex calculations integrated with assay data through a powerful and user-friendly graphical interface.
Recognition of our scientific advances has come through customer adoption, in citations of publications in peer reviewed journals and in the progress of our collaborative and proprietary drug discovery programs. For example, the initial paper describing our ligand-protein docking program, Glide, published in 2004 is one of the most cited papers in the history of the Journal of Medicinal Chemistry, a premier journal in its field. Glide continues to be broadly used as a hit-finding technology throughout the biopharmaceutical industry by our customers. We have made many similar scientific advances in fields including druggability assessment, affinity calculation, protein structure refinement, and molecule ideation and design. These advances were achieved by our team of hundreds of Ph.D.-level scientists and software engineers with extensive input from our Scientific Advisory Board, which includes thought leaders in computational chemistry, physics-based simulations, statistical mechanics, and machine learning.
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
Software Business
Overview
We are the leading provider of computational software solutions for drug discovery to the biopharmaceutical industry. In 2022, all of the top 20 pharmaceutical companies, measured by 2021 revenue, licensed our solutions, accounting for $43.2 million, or 32%, of our software revenue in 2022. Additionally, in 2022, our software was used by researchers around the world at more than 1,720 academic institutions. The widespread adoption of our software is supported by an approximately 230-person global team of sales, technical, and scientific personnel. Our direct sales operations span across the United States, Europe, Japan, India, and South Korea, and we have sales distributors in other important markets, including China.
We have a diverse and large existing customer base, ranging from startup biotechnology companies to the largest global pharmaceutical companies as well as an increasing number of materials science customers. Our ten largest software customers represented approximately 32% of our software revenue in 2022, including one customer that makes up 16% of total revenue. We continue to expand our customer base as we provide education and information to increase the awareness of the potential of our computational platform across different industries. As of December 31, 2022, we had 1,748 active customers, which we define as the number of customers who had an ACV of at least $1,000 in a given fiscal year.
We believe there is a significant opportunity to expand the adoption of our platform within our growing customer base. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV over $100,000. We had 227, 190, and 153 such customers for the years ended December 31, 2022, 2021, and 2020, respectively. In addition, we had 18, 15, and 16 customers for the years ended December 31, 2022, 2021, and 2020, respectively, with an ACV of over $1.0 million. Furthermore, we also had four customers with an ACV in excess of $5.0 million for the year ended December 31, 2022, compared to two such customers for the year ended December 31, 2021. For the year ended December 31, 2022, our top 10 customers, measured by ACV, accounted for $46.5 million of our total ACV compared to $34.1 million for the year ended December 31, 2021. We believe biopharmaceutical companies are increasingly recognizing and appreciating the scientific and financial benefits of using our platform at scale.
Furthermore, we believe our sales and marketing approach and the quality of our software solutions help us cultivate long-standing relationships and reoccurring sales. This is demonstrated by the length of our key relationships, with the average tenure of our 10 largest software customers in 2022 being nearly 19 years. Furthermore, our ability to expand our customer relationships over time is exemplified by our ability to retain our customers with an ACV over $100,000. For the year ended December 31, 2022, our year-over-year customer retention rate for our customers with an ACV over $100,000 was 96% and was 96% or higher for each of the previous nine fiscal years. We believe the continued expansion of our customer base coupled with our ability to expand our customers’ use of our software will continue to drive revenue growth. The figure below shows the different ways in which we are accelerating our growth.
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
•Target Identification and Validation: the identification and evaluation of a protein target that might be worthwhile to pursue as the subject of a drug discovery campaign.
◦WaterMap characterizes the locations and energetics of water molecules occupying the binding site of, or solvating, a target protein. From this analysis, one can infer the druggability of a protein, as well as uncover opportunities to significantly increase binding affinity by exploiting the water structure in the binding site.
◦SiteMap allows binding site identification and evaluation to help locate potential protein binding sites, including allosteric sites, and predict the approximate druggability of those sites.
◦GlideEM, PrimeX and Phenix/OPLS4 enable optimization of intermediate quality experimental protein structures to a quality sufficient to drive structure-based drug discovery.
•Hit Discovery: the identification of hit molecules.
◦FEP+ is our free energy calculation software. In hit discovery, this software can be used to replace the central core of earlier known tight binding molecules to identify novel, highly potent molecules unavailable in library collections. Often these molecules have much higher binding affinity and have a better property profile than typical hit molecules. FEP+ can also be used to calculate absolute binding affinities, which enables the software to evaluate and triage diverse molecules sharing no common peripheral features in a hit discovery context.
◦Glide is our virtual screening program that is used to screen libraries of molecules to find hit molecules likely to bind a particular protein target in a specific conformation.
◦WScore is our next-generation virtual screening program that utilizes a more accurate and robust description of protein-ligand interaction solvation effects. This and other novel features enable WScore to more reliably find hit molecules for challenging protein targets when screening libraries of molecules.
◦Shape uses the three-dimensional structure and shape of earlier known hit molecules to find new hits when screening libraries of molecules.

◦AutoQSAR/DeepChem uses modern machine-learning methods trained to earlier known hit molecules to find novel hits when screening libraries of molecules.
◦Induced Fit Docking can computationally predict the binding mode of molecules to a binding site of a protein, including predicting how the conformation of the protein binding site may reorganize upon binding the molecule.
•Hit to Lead and Lead Optimization: Hit to lead is the stage at which small molecule hits are evaluated and undergo limited optimization to identify promising lead molecules. Lead optimization improves on the property profile of lead molecules by designing new analogs with improved potency, reduced off-target activities, and favorable physicochemical/metabolic properties.
◦FEP+ is our free energy calculation software. In the hit to lead and lead optimization phases of drug discovery, FEP+ is used to predict the binding affinity of ligands to proteins with accuracy approaching that of physical experiments. It allows precise rank-ordering of large libraries of virtual molecules so that only the most potent molecules are synthesized in a program, which can save time and reduce cost. FEP+ can also be used to calculate the binding selectivity, solubility, and mutational resistance profiles of molecules, which are key properties for the optimization of bioavailability, toxicology, and efficacy.
◦AutoQSAR/DeepChem uses modern machine-learning methods to produce predictive quantitative structure-activity relationship, or QSAR, models. This allows more accurate methods, such as FEP+, to be applied at a much greater scale but with less accuracy to much larger sets of molecules than would otherwise be possible and enables predictive QSAR models of other properties to be developed and deployed on drug discovery projects.
◦PathFinder is an enumeration tool that enables the rapid exploration of synthetically tractable ligands. When PathFinder is deployed in conjunction with multiparameter optimization, machine learning, and FEP+ simulations, it provides a streamlined approach to create and evaluate large sets of synthetically tractable, lead-like, potent ligands.
•Software Solutions Used Throughout the Drug Discovery Process:
◦LiveDesign is our user-friendly enterprise informatics solution that enables interactive and collaborative molecule design, aggregation and sharing of data, and end-to-end discovery project coordination between chemists, modelers, and biologists.
◦Maestro is our user-friendly modeling environment, which allows expert modelers to utilize our advanced modeling solutions.
Our Software Solutions for Materials Science
We also sell software licenses to customers engaged in molecule design for industrial purposes. The software solutions for our materials science customers leverage much of the same technology as our software for biopharmaceutical companies. In addition, similar to traditional drug discovery efforts, traditional approaches to discovering new molecules in these fields also suffer from long timelines, and it can take as long as 10 to 20 years to bring new materials to the market. We are focused on leveraging our technology to transform the way new materials are discovered, and we believe that materials science industries are only beginning to recognize the potential of computational methods. We are continuing to build a team of subject matter experts to further drive adoption of our computational platform in each of the following areas in which we currently operate:
•mobile electronics and displays—organic electronics (OLED);
•aerospace and defense—polymers, composites;
•microelectronics—semiconductors, thin film processing;
•oil and gas—catalysis, reactivity;
•energy—alternative energy, batteries; and
•consumer packaged goods—soft matter, formulations.
As part of our ongoing efforts to further advance our software solutions for materials science applications, in June 2020, we entered into a three-year agreement with Gates Ventures, LLC to develop and apply atomistic simulations methods to improve battery performance. Furthermore, in March 2022, we entered into a three-year collaboration with Eonix LLC, or Eonix, to accelerate the discovery and design of materials for safer, energy dense lithium ion batteries. Under the terms of this collaboration, we received an equity stake in Eonix, and will be eligible to receive additional equity upon the successful completion of certain technical milestones.

Drug Discovery Business
Overview
We are using our computational platform in both our collaborative and proprietary drug discovery programs. The figure below illustrates the advantages in time, cost, and molecule quality of our computational drug design approach over traditional drug discovery approaches.
The figures below show the number of collaborative and partnered programs we have worked on in each given year, as well as the amount of drug discovery revenue we have generated for the years presented. Collaborative programs on which our discovery work is completed, but for which we remain eligible for future milestones and royalties are not included in the figures below.
As of December 31, 2022, we also had an aggregate of 15 collaborative and partnered programs for which we are eligible to receive future royalties on sales, if any, compared to 13 programs as of December 31, 2021.
While our revenue-generating collaborations are an important component of our business, our strategy is also to invest in wholly-owned drug discovery programs. We evaluate these programs individually to determine the advisability of entering into preclinical and clinical development ourselves, entering into collaboration, or out-licensing programs to optimize their development and clinical and commercial potential. As part of this strategy, we have entered into collaboration agreements with BMS, Zai Lab Limited, and Lilly, which are more fully described in "—Our Proprietary Drug Discovery Programs."
Our drug discovery revenue consists of revenue generated from collaborations through the combination of upfront payments, research funding payments, discovery and development milestones, and other fees, as well as any revenue generated from our pipeline of proprietary drug discovery programs.

Our Drug Discovery Collaborations
Over the last decade, leveraging our platform and expertise, we have steadily grown our portfolio of collaborative programs. These programs have provided us with significant income and have the potential to produce additional milestone payments, option fees, and royalties in the future. These programs pursue the discovery and development of clinical candidates across a wide range of therapeutic target protein classes and indications. Many of these programs are pursuing novel molecules for targets where a low-dose small molecule inhibitor or activator with optimal drug-like properties has been difficult to achieve or where selectivity for the target of interest has been difficult to achieve relative to other proteins. We have steadily grown our pipeline of collaborative programs by selectively entering into drug discovery collaborations with leading drug development and commercialization companies. Among the factors that we use to embark on collaborations are whether the targets are well-validated, have high therapeutic potential, and are amenable to the strengths of our computational platform, and whether or not the collaborator brings complementary capabilities, all of which we believe contribute to an increased probability of success.
Through access to the maximum potential scale of our computational platform and our drug discovery and software development teams, our collaborators receive the following key benefits:
•Immediate utilization of our platform: Ability to immediately and efficiently leverage the full benefits of our computational platform, without the need for training or ramp-up time, thereby enabling accelerated drug discovery.
•Access to massive compute power: Ability to run our computational software at scale, thereby avoiding the time and cost needed to build such computational infrastructure on their own.
•Early access to cutting-edge functionality: Real-time access to emerging solutions as they are being developed.
•Target exclusivity: Under our collaboration agreements, we agree to design drugs for a particular protein target or targets using our computational platform and know-how exclusively for the collaborator.
Collaboration Agreements
We have entered into a number of collaborations with biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutics areas, including without limitation, various programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immuno-oncology, cardiopulmonary disease and tuberculosis. Our current collaborators include, but are not limited to, Ajax Therapeutics, Inc., Bright Angel Therapeutics Inc., Morphic Holding, Inc., or Morphic, Nimbus Therapeutics, LLC, or Nimbus, Otsuka Pharmaceutical Co., Ltd., or Otsuka, Petra Pharma Corporation, Sanofi S.A., and Structure Therapeutics Inc. (formerly ShouTi, Inc.). All of the programs being pursued under these collaborations are fully owned and controlled by each respective collaborator. Our opportunity to receive potential revenues from any of these programs is generally limited to research funding payments, development, regulatory, and commercial milestones, and royalties on commercial sales, if any. We are not responsible for advancing their preclinical or clinical development or their commercialization, if approved.
Equity Stakes. We have received equity consideration in certain of our collaborators, and from time to time, we have also made additional equity investments in certain of these collaborators. As noted above, all of these programs are fully owned and controlled by each respective collaborator, with the exception of Faxian Therapeutics, LLC, which is a

50/50 joint venture. The following table presents our equity stakes on an issued and outstanding basis (unless otherwise noted) as of December 31, 2022:

Company	Ownership %
Ajax Therapeutics, Inc.	6.3%
Apollo, LLC (1)	7.9%
Bright Angel Therapeutics Inc.	33.3%
Faxian Therapeutics, LLC (JV)	50.0%
Morphic Holding, Inc. (2)	2.1%
Nimbus Therapeutics, LLC (3)	3.8%
Ravenna Pharmaceuticals, Inc.	3.1%
Structure Therapeutics, Inc. (4)	3.7%
(1)Represents our equity in the entity, which entity holds the rights to any future payments received in connection with Gilead Sciences, Inc.’s acquisition of Nimbus’ ACC inhibitor program.
(2)Based on the number of shares of common stock outstanding as of February 21, 2023, as reported on Morphic’s Annual Report on Form 10-K for the annual period ended December 31, 2022, as filed with the SEC on February 23, 2023.
(3)On a fully diluted basis
(4)Based on the number of ordinary shares outstanding as of December 31, 2022, as reported on Structure Therapeutics Inc.'s prospectus, as filed with the SEC on February 6, 2023.

From time to time, we may also receive distributions on account of our equity stakes in our collaborators. For example, in February 2023, Nimbus announced the closing of the acquisition by Takeda Pharmaceuticals Company Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2, or TYK2, program, which includes the TYK2 inhibitor, NDI-034858, which is being evaluated for the treatment of multiple immune-mediated diseases following positive results from the Phase 2b clinical trial in psoriasis. Following the closing of the acquisition, in February 2023, we received a cash distribution in the amount of $111.3 million from Nimbus, and we expect to receive a second cash distribution in the amount of $36.0 million from Nimbus in the second quarter of 2023, for a total cash distribution of $147.3 million.
Financial Rights. In addition to our equity stakes in certain of our collaborators, we also have rights to various payments on a collaborator-by-collaborator agreement basis including research funding payments, discovery, development, and commercial milestones, and potential royalties in the single-digit range. Under certain of our collaboration agreements, we are also eligible to receive a percentage of our collaborators’ sublicense revenue.
Many of our collaborative programs are currently still in the discovery stages. Generally, the size of the payments we are eligible to receive from a collaborative program increases as the program advances. As a result of the broader validation of our platform, we intend to pursue an increasing number of wholly-owned drug discovery programs, and we will continue evaluating new collaborative programs that fit our selection criteria and where the collaborator’s particular expertise, resources or intellectual property has the potential to create substantial value. Importantly, our current collaboration agreements typically also contemplate additional program targets being added, allowing our collaborators to potentially increase the number of programs under our current collaboration agreements, subject to our pre-existing exclusivity obligations and interests.
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
How We Work with Our Collaborators. Generally, our existing collaboration agreements provide that we agree to design drugs for a particular target or targets using our computational platform and know-how exclusively for the collaborator. The collaborator retains the intellectual property related to any molecules developed under the collaboration. Generally, our collaborators are not contractually required to provide us with, nor do we expect generally to receive, access to nonpublic information regarding key developments related to the advancement of these collaboration programs, such as clinical trial results, including safety and efficacy data, regulatory communications, or commercialization plans and strategies. To the extent we do receive such information, our collaboration agreements generally require us to maintain the confidentiality of information we receive under the collaboration.
In December 2022, we entered into a multi-part agreement with Otsuka, together with Otsuka’s subsidiary Astex Pharmaceuticals, which includes a collaboration for the discovery and development of a program focused on an emerging central nervous system, or CNS, disease target. Under the collaboration, we are responsible for drug design through lead optimization and Otsuka will be responsible for all other drug discovery and clinical development activities. We received an upfront payment and will be eligible to receive discovery, development and regulatory milestones, as well as tiered royalties on net sales of any products emerging from the drug discovery collaboration in all markets.
Our Proprietary Drug Discovery Programs
In 2018, we began to develop a pipeline of wholly-owned drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. Our initial programs were focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. The FDA cleared our IND for SGR-1505 in June 2022. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies. We expect to submit an IND application to the FDA for SGR-2921 in the first half of 2023 and for SGR-3515 in 2024, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of SGR-2921 in the second half of 2023, subject to receipt of regulatory clearance. Our strategy is to pursue an increasing number of wholly-owned programs and strategically evaluate on a program-by-program basis advancing them into preclinical and clinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their clinical and commercial opportunities.
As part of this strategy, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our wholly-owned programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to us. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. Under the terms of the agreement, as amended, we received a $55.0 million upfront payment from BMS in November 2020 and an additional upfront payment in December 2022, and we are eligible to receive up to $2.7 billion in total milestones from BMS across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. We recently announced we are expecting the first program from this collaboration to advance to development candidate status. Following finalization of this advancement, we expect to recognize a drug discovery milestone associated with advancement of the program, which is projected in the first quarter of 2023. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.
In August 2021, we entered into a global discovery, development and commercialization collaboration with Zai Lab Limited focused on a novel program in oncology targeting DNA damage response. Under the terms of the agreement, we received an upfront payment, and if we elect to co-fund clinical development of a product candidate under the collaboration, we will be entitled to receive 50% of any profits from the commercialization of an approved therapeutic in the United States. We are also eligible to receive up to approximately $338.0 million in preclinical, clinical, regulatory and sales-based milestone payments from Zai Lab Limited for any product candidate developed under the collaboration, and we are entitled to receive tiered royalties on net sales outside the United States.
In September 2022, we entered into a collaboration with Lilly, under which we are responsible for the discovery and optimization of small molecule compounds addressing a specific target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement, we received an upfront payment, and we are eligible to receive up to $425.0 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets.

In addition to the above, we are also advancing a program in collaboration with Takeda focusing on an oncology target. Under this collaboration, we conduct all drug discovery research and pharmacology activities through the development candidate stage, and Takeda has the option to acquire the program at either the lead optimization stage or development candidate stage and to develop and commercialize such product candidate from the program. We control the drug discovery process and retain all intellectual property rights to any product candidate that is discovered under the program until Takeda exercises its option to acquire the program.
The following is a summary of our proprietary drug discovery programs:
Our Approach to Target Selection
Our selection of targets is based on an extensive analysis of human targets and drug discovery programs. We analyze targets using automated methods at scale. The key steps we take in prioritizing programs involve:
•Structural and modeling enablement. We use our computational platform to analyze protein structure quality as well as druggability of binding sites across thousands of target proteins in parallel. For a subset of high-quality structures of interest, we confirm amenability to our computational platform.
•Evaluation of therapeutic potential. Our selection of targets is strongly influenced by the level of validation of the target, including analysis of human genetics and prior clinical data.
•Identification of unsolved design challenges. We determine whether there are property profile challenges that could be solved by the application of our computational platform and provide a clinically meaningful differentiated, novel, high value product opportunity.
•Assessment of potential value of pathways and mechanisms. We evaluate industry and commercial interest as well as the clinical utility with the aim of prioritizing programs with high commercial and therapeutic potential.
Using this comprehensive analysis, we have identified a large number of protein targets that we believe are amenable to our technology. We continue to evaluate a number of additional targets using this analysis methodology.
SGR-1505: Our MALT1 Inhibitor
We are advancing SGR-1505, our novel MALT1 inhibitor, for the treatment of patients with relapsed or refractory B-cell lymphomas. Constant activation of nuclear factor-kappa B, or NF-κB, a key signaling molecule in B cells, is a hallmark of several subtypes of lymphoma. MALT1 is a key mediator of the NF-κB signaling pathway, the main driver of a subset of B-cell lymphomas, and functions by forming a complex with CARMA1 (Caspase recruitment domain-containing protein 11 also known as CARD-containing MAGUK protein 1) and BCL10 (B-cell lymphoma/leukemia 10) to mediate antigen receptor-induced lymphocyte activation. MALT1 is considered a potential therapeutic target for several subtypes of non-Hodgkin’s lymphomas.

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
Our program utilized our physics-based software platform to enable the identification and advancement of multiple novel series of MALT1 inhibitors from hit finding to lead optimization. Combining multi-parameter optimization, FEP+, and machine learning, we were able to prioritize tight-binding compounds with drug-like properties, and identified multiple novel and distinct chemical series which showed strong anti-tumor activity, ultimately enabling us to select SGR-1505 as our development candidate in under two years.

As shown in the figures below, in preclinical studies, SGR-1505 showed anti-tumor activity in a MALT1 enzymatic assay and strong anti-proliferative effect in cell viability in a Bruton's tyrosine kinase, or BTK, inhibitor resistant OCI-LY3 B-cell non-Hodgkin’s lymphoma cell line, when compared to ibrutinib, a covalent BTK inhibitor.
As shown in the figures below, in preclinical studies, SGR-1505 also demonstrated strong anti-tumor activities as a single agent in BTK inhibitor resistant OCI-LY3 cells and in BTK sensitive OCI-LY10 B-cell non-Hodgkin’s lymphoma in vivo cell-line derived xenograft (CDX) models.
TPGS = D-alpha-tocopheryl polyethylene glycol succinate, a solvent used in co-administration for drug dosing in animals; TID = three times a day dosing; SDD = spray dried dispersion; SEM = scanning electron microscopy, a method used to measure cell volume
In addition, as shown in the figures below, SGR-1505 demonstrated strong anti-tumor activities in combination with ibrutinib in the BTK inhibitor sensitive in vivo models, such as the ABC-DLBCL patient-derived xenograft (PDX) model LY2298 and the OCI-LY10 CDX model. Beyond ABC-DLBCL disease models, as shown in the figures below, SGR-1505 also demonstrated single agent anti-tumor activity in an in vivo mantle cell lymphoma REC-1 CDX model.

SGR-1505 also showed strong combination effects with venetoclax (an inhibitor of the anti-apoptotic protein B-cell lymphoma 2 (BCL2)) on inhibition of cancer cell viability in the OCI-LY10 CDX model.
QD = once per day dosing; BID = twice a day dosing
These data suggest that targeting MALT1 with SGR-1505 may expand therapeutic options for patients with selected B-cell lymphomas, such as ABC-DLBCL, with the possibility of expanding into other B-cell lymphomas such as mantle cell lymphoma. Furthermore, SGR-1505 demonstrated potential in combination with BTK inhibitors to overcome drug-induced resistance to BTK inhibitors in patients with relapsed/refractory B-cell lymphomas.
The FDA cleared the IND for SGR-1505 in June 2022. Our Phase 1 clinical trial of SGR-1505 is designed as an open-label, multi-center dose escalation clinical trial in patients with relapsed or refractory B-cell lymphomas. We anticipate enrolling up to 52 patients with confirmed mature B-cell malignancies who are 18 years or older and have a life expectancy of equal to or greater than 12 weeks. SGR-1505 will be administered orally. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts will evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to establish the recommended dose, and a sub-study will also evaluate the effect of food and drug-drug interactions.
We recently initiated a Phase 1 clinical trial of SGR-1505 and we currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505.
SGR-2921: Our CDC7 Inhibitor
We are advancing SGR-2921, our novel CDC7 inhibitor, for the treatment of advanced solid and liquid tumors. CDC7 is a serine/threonine protein kinase that has been shown to play important roles in DNA replication initiation and in response to replication stress and DNA damage. CDC7 levels are high in certain tumors, and are thought to be linked to these cancer cells’ proliferative capacity and ability to bypass normal DNA damage responses.
CDC7 phosphorylates and activates the enzymes responsible for DNA replication initiation and proteins involved in replication stress response. Disruption of CDC7 activity in cancer cells leads to delayed DNA replication, increased replication stress, cell cycle abnormalities, and cell death.
The antiproliferative potential of CDC7 inhibition was validated by a third party in Phase 1 clinical trials of a CDC7 inhibitor in which responses were observed in patients, including those with duodenal, esophageal and cervical cancer. Prior to this positive result, existing CDC7 inhibitors were not sufficiently tight-binding, lacked selectivity, and demonstrated poor pharmacokinetic properties.
In order to maximize the anti-cancer activities of CDC7 inhibitors, very tight-binding inhibitors are required to achieve durable clinical impact as monotherapy or in the context of clinical combinations. Using our computational platform, we identified multiple tight-binding, selective, and novel CDC7 inhibitor series, and selected SGR-2921 as our development candidate.
As shown in Tables 1 and 2 below, SGR-2921 demonstrated inhibition of recombinant human CDC7 in a biochemical kinase assay and in a biophysical assay, as measured by the average IC50 value, which is a measure of the potency of a compound in inhibiting specific biological functions. Table 1 also shows that SGR-2921 demonstrated strong binding affinity to CDC7 with an average equilibrium dissociation constant, or KD, which is a measure of binding affinity between a protein and a binding partner, in the picomolar range. Further, SGR-2921 showed inhibition of the phosphorylation of the serine in position 53, or S53, of the protein MCM2, or pMCM2, a downstream substrate of CDC7, in COLO205, a colorectal cancer cell line, and in two acute myeloid leukemia cell lines, MV-4-11 and MOLM-16.
Table 1 Average IC50 of CDC7 Kinase Activity and Binding Affinity to CDC7 for SGR-2921

Compound	Average IC50 [nM]	KD [pM]
SGR-2921	0.0277±0.0054	10
Table 2 In Vitro Cell Based IC50 Values of pMCM2 (S53) by SGR-2921

Cell line	COLO205 [IC50 (nM)]	MV-4-11 [IC50 (nM)]	MOLM-16 [IC50 (nM)]
pMCM2 (S53)	1.19±0.41	0.92±0.40	1.62±0.52
SGR-2921 also showed anti proliferative activity in vitro in COLO205, MV-4-11 and MOLM-16 cell lines. Table 3 summarizes the average IC50 value from the individual assays.
Table 3 In Vitro Cell Based Viability IC50 Values of SGR-2921

Cell line	COLO205 [IC50 (nM)]	MV-4-11 [IC50 (nM)]	MOLM-16 [IC50 (nM)]
Cell viability	9.90±3.72	107.55±12.42	20.81±7.29

Furthermore, as shown in the figures below, SGR-2921 showed tumor growth inhibition resulting in tumor regression in the COLO205 colorectal cancer CDX model, which is a colorectal cancer cell line derived xenograft model, at doses that did not result in significant body weight loss. SGR-2921 also showed a dose-dependent increase in plasma drug concentration and a dose-dependent decrease in intratumoral pMCM2 in the COLO205 CDX model. In mouse models of acute myeloid leukemia, SGR-2921 also showed strong anti-tumor activity at doses that were tolerated.
We expect to submit an IND application to the FDA for SGR-2921 in the first half of 2023 and plan to initiate a Phase 1 clinical trial of SGR-2921 in the second half of 2023, subject to receipt of regulatory clearance.
SGR-3515: Our WEE1 Inhibitor
We are advancing SGR-3515, our novel WEE1 inhibitor for the treatment of gynecological cancers and other solid tumors. WEE1 is a gatekeeper checkpoint kinase that prevents cellular progression through the cell cycle allowing time for DNA repair before cell division takes place. Inhibition of WEE1 allows for accumulation of DNA damage, triggering DNA breakage and apoptosis in tumor cells. Third party WEE1 inhibitors have shown clinically meaningful tumor regression with partial responses and stable disease in ovarian and uterine cancer in clinical trials. A third party WEE1 inhibitor is currently being studied in combinations with chemotherapy, PARP inhibitors, and immunotherapy.
We identified a number of tight-binding, selective WEE1 inhibitor series using our computational platform and we have recently selected SGR-3515 as our development candidate. We believe SGR-3515's physicochemical properties make it well suited for combinations with DNA damage response inhibitors such as PARP and ATR inhibitors and other targeted therapies for the treatment of ovarian, colorectal, breast, and other solid tumors.
Prior third party WEE1 inhibitors may have off-target effects resulting from inhibition of other kinases and proteins, some of which are liver enzymes responsible for elimination of drug and drug metabolites from the body, potentially making dosing and combinations more challenging. As shown in the figure below, we have benchmarked SGR-3515 against AZD1775, a WEE1 inhibitor from AstraZeneca, and Zn-C3, a WEE1 inhibitor being advanced by Zentalis Pharmaceuticals, and SGR-3515 demonstrated an improved kinase selectivity profile and we believe has lower potential for drug-drug interaction, or DDI, liabilities associated with liver enzyme inactivation.
As shown in the figure below, SGR-3515 also showed better potency against WEE1 in cells measured by target engagement marker pCDC2 Y15. The selectivity of SGR-3515 was evaluated by profiling it at 1 uM across a panel of over 400 kinases. SGR-3515 demonstrated a more desirable selectivity profile compared to Zn-C3 and AZD1775.
SGR-3515 has also shown comparable or better effects on the viability of various tumor cells including the A427 non-small cell lung cancer cell line and the OVCAR3 high grade serous ovarian cancer cell line compared to Zn-C3 and ADZ1775. SGR-3515 demonstrated robust and sustainable anti-tumor activity in vivo in A427 and OVCAR3 tumor models. These effects and anti-tumor activity are shown in the figure below with SGR-3515 demonstrating lower IC50 values in these models as compared to Zn-C3 and AZD1775.
All competitor data is internally generated by contract research organizations, using commercially available tools or synthesized by third-party research chemists using publicly available structure information.
We plan to submit an IND application to the FDA for SGR-3515 in 2024, subject to favorable data from IND-enabling studies.
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
Pursuant to our collaboration and license agreement with BMS, once we have discovered or identified a SOS1/KRAS protein-protein interaction inhibitor that meets specified, mutually agreed criteria (or upon BMS's selection), BMS will be solely responsible for the further preclinical and clinical development, manufacturing and commercialization of such candidate at its own expense. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.

LRRK2 Inhibitor Program
We are developing a LRRK2 inhibitor for the treatment of Parkinson’s disease. LRRK2, a genetically validated target, is a large multifunctional kinase enzyme and mutations in the LRRK2 gene have been shown to be associated with the development of Parkinson’s disease. In 2022, we generated cryo-electron microscopy structures of LRRK2, which have helped us to accelerate the identification of novel LRRK2 inhibitors. We expect to select a development candidate for this program in 2024.
Other and Future Programs
We have identified a large number of protein targets that we believe are amenable to our computational platform, and now have a significant inventory of targets that we can potentially advance into discovery programs. The Schrödinger Therapeutics Group also intends to pursue targets with strong biological validation and therapeutic potential that currently lack protein structures of sufficient quality to permit the use of our computational platform for drug discovery. We are actively pursuing strategic alliances with collaborators, as well as progressing internal initiatives, that enable us to generate high-quality protein structures for these targets, which will enable us to initiate discovery efforts. For example, as part of these efforts, in 2020 we entered into strategic partnerships with Viva Biotech to access new x-ray crystal structures as well as with Thermo Fisher Scientific to obtain structures of protein complexes leveraging cryo-EM technology. Furthermore, in January 2022, we acquired XTAL BioStructures, Inc., a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which we believe will augment our ability to produce high quality target structures for our drug discovery programs.
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
In addition to our programs highlighted above, we are also progressing a number of undisclosed programs in the areas of oncology, immunology, and neurology. We are pursuing certain of these programs on our own and certain of these programs are partnered with others pursuant to our collaboration agreements described above. All of these programs are currently in the discovery stage, and we have not yet identified a development candidate for any of these programs.
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
We have developed a solution to consistently assess all of these contributions to binding with a high degree of accuracy, building on a method called “free energy perturbation.” Free energy perturbation perturbs, or transforms, an initial molecule into another molecule of interest and evaluates how that transformation changes binding affinity to a particular protein target. Our solution for conducting these calculations is called FEP+. FEP+ is enabled by the following differentiated constituent technologies:
•classical molecular mechanics force field with broad coverage of drug-like molecules with a high degree of accuracy;
•an automated workflow allowing for force field coverage to be extended on the fly utilizing our accurate quantum mechanics software;
•computationally efficient molecular dynamics engine that runs on graphic processing units;
•efficient, enhanced sampling methods that allow the calculation to be converged with reduced simulation times;
•automated atom-mapping and interaction-mapping assignment; and
•ability to scale these calculations to leverage large cloud computing environments.
All of these constituent technologies are necessary to achieve the accuracy, scalability and applicability of our free energy perturbation implementation.
In a notable peer-reviewed study including approximately 3,000 molecules across approximately 90 distinct projects, FEP+ exhibited an error profile that indicates its affinity predictions approach the accuracy of running a laboratory experiment. FEP+ is also able to perform these computations more rapidly than experimental assays. Computational assessment of a molecule utilizing FEP+ requires only a few hours. In comparison, it often takes weeks to synthesize a drug-like molecule and assay its binding affinity for the target of interest in a laboratory. As a result, our FEP+ solution can be used to explore very large numbers of molecules to identify drug candidates much more rapidly than would be possible solely using experimental approaches.
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
Enumeration of extremely large libraries of molecules
We have developed methods to enumerate extremely large libraries of molecules with our PathFinder software solution, thereby allowing our software customers, our drug discovery collaborators, and the Schrödinger Therapeutics Group to explore a much larger portion of chemical space than is possible through manual design. The chemical enumeration technology we have developed incorporates the most commonly used chemical reactions and can, in a fully automated fashion, computationally explore billions of alterations of a molecule of interest.
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
•modern machine learning models trained to the two-dimensional structures of known active molecules using our software solution, AutoQSAR/DeepChem;
•shape-based methods trained to the known or computationally deduced three-dimensional bioactive conformations of known active molecules using our software solution, Shape;
•structure-based docking methods that evaluate the number and kind of interactions possible utilizing a static atomistic representation of the experimentally determined three-dimensional structure of the target protein receptor using our software solutions, Glide and WScore; and
•free energy calculations using our software solution FEP+, which provides a fully dynamic atomistic representation of the target protein receptor.
These four approaches are complementary to each other, and their integrated use has led to successful hit-finding campaigns for dozens of protein targets in our collaborative and proprietary drug discovery programs. There are also numerous reports in the literature and in patents of our software customers utilizing some combination of these approaches to identify hit molecules.
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
Glide and WScore use knowledge of three-dimensional structure of the binding site of the protein of interest, rather than the structure of active molecules, to evaluate the likelihood that a small molecule will bind to a protein target. Glide and WScore evaluate molecules based on the number and kind of contacts made between the molecule and protein. These methods are much more computationally expensive than AutoQSAR/DeepChem or Shape. However, they can be more readily applied to targets for which there is little or no earlier reported active molecules.
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
Competition
Software Business
The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer interests and priorities. The solutions and applications offered by our competitors vary in size, breadth, and scope.
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
Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., and Simulations Plus, Inc.
We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., ChemAxon, PerkinElmer, Inc., and Dotmatics, Inc. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In life sciences, the most prominent academic simulation packages include AMBER, CHARMm, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent of commercialization.
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
The key competitive factors affecting the success of the product candidates we develop, if approved, are likely to be their efficacy, safety, tolerability, convenience and price, the level of branded and generic competition and the availability of adequate reimbursement from third-party payors. If any of our product candidates are approved and successfully commercialized, it is likely that we will face increased competition as a result of other companies pursuing development of similar products or products that address similar diseases.
In particular, there is intense competition in the field of oncology, which is a focus of our drug discovery efforts. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in finding and establishing clinical trial sites, enrolling subjects for clinical trials, accessing combination studies and recruiting credible principal investigators and advisors from key clinical disciplines and academic centers.
For example, with respect to our MALT1 inhibitor, SGR-1505, which we are advancing for the treatment of patients with relapsed or refractory B-cell lymphomas, we are aware of several MALT1 inhibitors in clinical development, including by Janssen Research and Development, LLC, a Johnson & Johnson company, AbbVie Inc., Ono Pharmaceutical Co., Ltd. and Zentalis Pharmaceuticals. In addition, we are also aware of other therapeutics, both approved and in clinical development, for the treatment of B-cell lymphomas.
Large pharmaceutical and biotechnology companies, in particular, have extensive experience in building and accessing networks of expert investigators, designing and conducting clinical trials, obtaining regulatory approvals, and manufacturing and commercializing biotechnology products. These companies also have significantly greater research and development and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.
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
Under the agreement, during a limited research term, we will be responsible, at our own cost and expense, for the discovery of small molecule compounds (other than protein-degrader compounds) directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our early-stage programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to us. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement.
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
Under the terms of the agreement, BMS paid us an initial upfront fee payment of $55.0 million, and we received an additional upfront fee payment in connection with the amendment in December 2022. We are also entitled to receive up to $2.7 billion in total milestones across all potential targets. Such milestones consist of up to $585.0 million in total milestones per oncology target, including $360.0 million in the aggregate for certain specified research, development and regulatory milestones and $225.0 million in the aggregate for certain specified commercial milestones, as well as up to $489.0 million in total milestones per neurology and immunology target, including $264.0 million in the aggregate for certain specified research, development and regulatory milestones and $225.0 million in the aggregate for certain specified commercial milestones. With respect to the additional neurology target we and BMS added pursuant to the December 2022 amendment, we are entitled to similar research, development, and regulatory milestones and commercial milestones for such target as under the original agreement.
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
Our strategy is to file patent applications directed to our key software and our key programs in an effort to secure our intellectual property positions vis-a-vis this software and these programs. The patent portfolio for our software business includes at least 12 published patent families. As of February 6, 2023, we owned or held exclusive license rights to approximately 37 patents and patent applications, including at least 12 issued or allowed U.S. cases, five pending U.S. non-provisional patent applications, 11 issued or allowed non-U.S. cases, including six granted European patents which have been validated among multiple individual European Patent Convention nations and five non-European patents, and nine pending foreign patent applications relating to our computational platform. While we believe that the specific and generic claims contained in our wholly-owned and licensed pending U.S. and non-U.S. applications provide protection for various aspects of our computational platform, third parties may nevertheless challenge such claims. Any patents that are issued or that may issue from these families are expected to expire between 2026 and 2038, absent any adjustments or extensions.
As of February 6, 2023, there were seven published patent families related to our proprietary drug discovery business, and several of our drug discovery collaborators have filed patent applications related to our collaborations that include employees of ours as inventors, including over 100 compound patents and patent applications since 2010. We do not own any intellectual property rights related to these inventions. As of February 6, 2023, there are seven pending wholly-owned provisional applications, six pending international patent applications, three pending U.S. non-provisional patent applications, and 27 pending non-U.S. patent applications related to our proprietary drug discovery business.
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

In addition to patent protection, as of February 6, 2023, we had approximately 53 copyright registrations covering our proprietary software code, and we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, service providers, employees, and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.
We also own numerous trademarks registered in the United States and foreign jurisdictions, including “Schrödinger” and “LiveDesign”. We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position.
Sales and Marketing
Software Business
We commercialize our software solutions in various jurisdictions around the world through our software sales organization. We have sales operations in the United States, Europe, Japan, India, and South Korea and we also have established distribution channels in other important markets, including China. These efforts are led by our approximately 230 person global team of sales, technical, and scientific personnel. Our marketing strategy leverages our strong base of scientific publications to support the continued growth of our computational platform into computational chemistry markets across industries and academia worldwide.
Drug Discovery Business
We have not established a commercial organization or developed distribution capabilities given the current stage of development of our wholly-owned drug discovery programs. We plan to enter into agreements with biopharmaceutical companies that contribute to our ability to efficiently advance development candidates that we discover internally using our computational platform through to commercialization. We expect to utilize a variety of types of collaboration, distribution, and other arrangements with one or more of these third parties to develop and ultimately commercialize our development candidates. Over time, we may also create a commercial organization for drug product sales if and as we advance the development of any product candidates that we determine to commercialize ourselves.
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
A sponsor seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:
•preclinical testing including laboratory tests, animal studies, and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;
•design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;
•preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods, and controls are adequate to preserve the product’s identity, strength, quality, and purity;
•satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post- approval studies required by the FDA.
Preclinical Studies
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage, including in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. Preclinical tests include laboratory evaluations of product chemistry, formulation, and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are generally referred to as IND-enabling studies.
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
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
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
In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, the FDA must send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. FDASIA further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response.
Expedited Review Programs
The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.
•Fast Track designation. The sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
•Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•Accelerated approval. Drug products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit.

Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
•Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
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
In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is being or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing, and control testing laboratories. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.
Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data in the application. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.
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
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. The CRL may require additional clinical or other data, additional pivotal Phase 3 clinical trials and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six-month extension to respond. For those seeking to challenge FDA’s CRL decision, the FDA has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.
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
It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. Moreover, with passage of the Pre-Approval Information Exchange Act, or PIE Act, in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. Previously, such communications were permitted under FDA guidance but the new legislation explicitly provides protection to sponsors who convey certain information about products in development to payors, including unapproved uses of approved products.
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
Healthcare Compliance
In the United States, biopharmaceutical manufacturers and their products are subject to extensive regulation at the federal and state level, such as laws intended to prevent fraud and abuse in the healthcare industry. Healthcare providers and third-party payors play a primary role in the recommendation and prescription of pharmaceutical products that are granted marketing approval. Arrangements with providers, consultants, third-party payors, and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, reporting of payments to healthcare providers and patient privacy laws and regulations and other healthcare laws and regulations that may constrain our business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, including certain laws and regulations applicable only if we have marketed products, include the following:
•federal false claims, false statements and civil monetary penalties laws prohibiting, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment of government funds or knowingly making, or causing to be made, a false statement to get a false claim paid;

•federal healthcare program anti-kickback law, which prohibits, among other things, persons from offering, soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual for, or the purchasing or ordering of, a good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which, in addition to privacy protections applicable to healthcare providers and other entities, prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under government healthcare programs;
•federal Open Payments (or federal “sunshine” law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by certain healthcare providers and their immediate family members;
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•laws and regulations prohibiting bribery and corruption such as the FCPA, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.
Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, exclusion from participation in federal and state health care programs, such as Medicare and Medicaid. Ensuring compliance is time consuming and costly. Similar healthcare laws and regulations exist in the EU and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers and laws governing the privacy and security of personal information.
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
Pharmaceutical Prices
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, the prior administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.
On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
Beyond streamlining the process, the new Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
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
The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:
•the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
•the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and

•the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.
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
Regulatory Data Protection in the European Union
In the European Union, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance with the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the European Union market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests, and clinical trials.
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
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure until December 31, 2023.
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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
Human Capital
As of February 6, 2023, we had 787 full-time employees, including a total of 344 employees with Ph.D. degrees. Of these full-time employees, 573 of these employees are located in the United States and 214 of these employees are located in our offices outside of the United States. Additionally, as of February 6, 2023, 33.3% of our full-time employees self-identified as female, 0.4% self-identified as non-binary, and 0.6% chose not to disclose their gender, and 33% of our executive team self-identified as female. Further, 34% of our new hires since January 1, 2022 self-identify as female, 1% self-identify as non-binary, and 1% have chosen not to disclose their gender. As of February 6, 2023, 59% of our full-time employees in the United States self-identified as White, 24% self-identified as Asian, 4% self-identified as having two or more races, 3% self-identified as Black or African American, 2% self-identified as Hispanic or Latino, and 8% chose not to disclose their race or ethnicity. Our employees are our greatest asset and we strive to create a work environment that is inclusive, challenging and rewarding.
We are committed to embedding a long-term, formal Environmental, Social and Governance, or ESG, strategy within our business, a commitment we refer to as Corporate Sustainability. In 2022, we completed a "double materiality assessment," where we worked to determine the ESG-related topics most important to both our company and our stakeholders. The assessment was informed by both internal and external stakeholders and by key ESG standards and frameworks such as the Global Reporting Initiative, Sustainability Accounting Standards Board and United Nations Sustainable Development Goals. This assessment will serve as the foundation for our comprehensive, data-driven, Corporate Sustainability strategy.
Among the ESG-related topics identified as most important to our company and stakeholders was Diversity, Equity and Inclusion, or DEI, an area we have been dedicated to addressing for many years. Our DEI philosophy is focused on ensuring that our employees feel safe, heard, comfortable, and valued. We continue to focus many of our recruiting efforts on diversifying our candidate pipeline by participating in specific conferences and hosting our own events that promote racial and gender diversity in the science and technology industries, including, for example, a hackathon for female and non-binary engineers and events for female and non-binary Ph.D. candidates. Further, we utilize a standardized interviewing model to reduce unconscious bias and to create a consistent hiring process across our open positions.
Our DEI Council was founded in 2021 and is comprised of a select group of senior leaders, Employee Resource Group, or ERG, representatives and passionate employees who meet on a monthly basis to advise on our DEI strategy, priorities, and goals. Our DEI Council also provides a permanent forum for voices to be heard across all levels of the organization. We currently have six ERGs that provide support and sharing of resources while representing and communicating the interest of that group to the company. While our ERG membership directly engages approximately one third of our employees, these forums also provide an environment for community support, professional development, and educational opportunities for our entire employee population. Through our ERG leadership program, ERG leaders are provided with the opportunity to hone leadership skills such as negotiation and public speaking. Additionally, in an effort to advance our DEI aspirations, we have partnered with the Neuroleadership Institute on a learning program to better equip our employees with critical tools and language to talk about inclusion, bias, and leveraging a growth mindset in the workplace.
In an industry known for its fierce competition for talent, we have been able to maintain high retention and low turnover rates. For the year ended December 31, 2022, our employee retention rate was 92.9%.
Given our financial resources, our industry-leading position in the field of physics-based computational drug discovery and materials science research and our developing proprietary drug discovery programs, we believe that we will continue to be able to fill positions and grow our headcount in support of our software, drug discovery and materials science businesses.
We are committed to providing our employees with compensation that meets the expectations of the market and industry norms. We monitor our compensation programs closely using comprehensive industry surveys and data to guide us, and we provide what we consider to be a competitive mix of incentives, including competitive salaries and bonuses, a 401(k) retirement plan with an employer matching contribution, participation in our equity programs, and health and welfare benefits, including, for example, access to a variety of mental health, family care, and reproductive health benefits for our employees based in the United States. We routinely review our compensation practices and analyze the equity of our compensation decisions for all employees. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.
We recognize the value of in-person collaboration and relationship building while also being mindful of the needs and priorities our employees have outside of the workplace. Our flexible hybrid work schedule currently gives employees the option of coming into the office two days per week and working remotely the other three. Prior to the COVID-19 pandemic, employees had the option of coming into the office three days a week and working remotely the other two. We believe that our flexible hybrid schedule allows us to engage with each other and our customers effectively and to continue to advance our business.
Our company culture encourages engagement, both among our employees and within the communities we live and work. In the advancement of these efforts, internally, we have a well-regarded mentor program, we have expanded our resonance program to match colleagues to connect over virtual coffee chats globally, updated our management training programs to include mental health and wellness resources, and refreshed our annual review process to encourage more real-time feedback between employees and managers to set and achieve personal performance goals. Some examples of external engagement in our local communities include hosting a student internship program in partnership with a non-profit educational group that supports underserved local high school students who have demonstrated the knowledge, character, and skills to achieve their aspirations. To further our community engagement efforts, each of our employees is provided with a paid full day each year to volunteer in their local community, in addition to our matching gifts program.
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
We may also disclose information to the public concerning our software, drug discovery programs, computational platform and other items through a variety of disclosure channels in order to achieve broad, non-exclusionary distribution of information to the public. Some of the information distributed through these disclosure channels may be considered material information. Investors and others are encouraged to review the information we make public in the locations below. This list may be updated from time to time.
•For information concerning our software, drug discovery programs, computational platform, please visit: https://www.schrodinger.com.
•For information provided to the investment community, including news releases, events and presentations, and filings with the SEC, please visit https://ir.schrodinger.com.
•For additional information, please follow us on LinkedIn and Instagram, or visit our blog, Extrapolations.com.
These websites and social media channels, and the contents thereof, are not incorporated by reference into this Annual Report on Form 10-K nor deemed filed with the SEC.
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

We have a history of significant operating losses. Our net losses for the years ended December 31, 2022, 2021, and 2020 were $149.2 million, $101.2 million, and $26.6 million, respectively. As of December 31, 2022, we had an accumulated deficit of $379.1 million.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug, or IND, submission for SGR-1505, our MALT1 inhibitor. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies, and we expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and for our WEE1 inhibitor, which we refer to as SGR-3515, in 2024, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of SGR-2921 in the second half of 2023, subject to receipt of regulatory clearance. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
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
If we are unable to increase sales of our software, increase revenue from our drug discovery collaborations, or if we and our current and future collaborators are unable to successfully develop and commercialize drug products, our revenues may be insufficient for us to achieve or maintain profitability.
To achieve and maintain profitability, we must succeed in significantly increasing our software sales and increasing revenue from our drug discovery collaborations, or we and our current or future collaborators must succeed in developing, and eventually commercializing, a drug product or drug products that generate significant revenue. We currently generate revenues from the sales of our software solutions and from achieving milestones under our partnered and collaborative drug discovery programs, and we expect to continue to derive most of our revenue from sales of our software and from achieving such milestones until such time as our or our collaborators’ drug development and commercialization efforts are successful, if ever. As such, increasing sales of our software to existing customers, successfully marketing our software to new customers, and achieving milestones under our drug discovery collaborations are critical to our success. Demand for our software solutions may be affected by a number of factors, including continued market acceptance by the biopharmaceutical industry, market adoption of our software solutions beyond the biopharmaceutical industry including for material science applications, the ability of our platform to identify more promising molecules and accelerate and lower the costs of discovery as compared to traditional methods, timing of development and release of new offerings by our competitors, technological change, and the rate of growth in our target markets. If we are unable to continue to meet the demands of our customers, our business operations, financial results, and growth prospects will be adversely affected.
Achieving success in drug development will require us or our current or future collaborators to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing, and selling any products for which we or they may obtain regulatory approval. We are only in the early stages of most of these activities, and none of our current drug discovery collaborators have completed clinical development of any product candidate. We and they may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve and sustain profitability, or even if our collaborators do, we may not receive option fees, milestone payments, or royalties from them that are significant enough for us to achieve and sustain profitability. Because of the intense competition in the market for our software solutions and the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict when, or if, we will be able to achieve or sustain profitability.
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
In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 31% from $137.9 million in the fiscal year ended December 31, 2021 to $181.0 million in the fiscal year ended December 31, 2022, and increased by 28% from $108.1 million in the fiscal year ended December 31, 2020 to $137.9 million in the fiscal year ended December 31, 2021. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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

•changes in the fair value of or receipt of distributions or proceeds on account of the equity interests we hold in our drug discovery collaborators, such as Morphic Holding, Inc., or Morphic, and Structure Therapeutics Inc., or Structure Therapeutics;
•the success of our drug discovery collaborators in developing and commercializing drug products for which we are entitled to receive milestone payments or royalties;
•the timing of the recognition of milestones achieved under our collaborative and partnered programs;
•variations in the number and size of milestones achieved under our collaborative and partnered programs;
•the timing of recognition of revenue from any upfront payments from partnering or out-licensing our wholly-owned drug discovery programs, such as under our collaboration agreement with Bristol-Myers Squibb Company, or BMS; and
•the timing of expenses related to our drug discovery programs, the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
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
We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our proprietary drug discovery programs, initiate or progress preclinical and IND-enabling studies, submit IND applications, initiate and progress clinical trials and invest in the further development of our computational platform. In addition, if we decide to complete clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company, as compared to when we were a private company.
Our current drug discovery collaborators, from whom we are entitled to receive milestone payments upon achievement of various development, regulatory, and commercial milestones as well as royalties on commercial sales, if any, under the collaboration agreements that we have entered into with them, face numerous risks in the development of drugs, including the conduct of preclinical and clinical testing, obtaining regulatory approval, and achieving product sales. In addition, the amounts we are entitled to receive upon the achievement of such milestones tend to be smaller for near-term development milestones and increase if and as a collaborative product candidate advances through regulatory development to commercialization and will vary depending on the level of commercial success achieved, if any. We do not anticipate receiving significant milestone payments from many of our drug discovery collaborators for several years, if at all, and our drug discovery collaborators may never achieve milestones that result in significant cash payments to us. In addition, while we have equity stakes in a number of our collaborators, the value of these equity stakes can vary significantly based on a number of factors beyond our control, and there can be no assurance that we can rely on such equity as capital to fund our operations. For these reasons we may need, or choose, to obtain additional capital to fund our continuing operations.
As of December 31, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $456.3 million. On February 13, 2023, on account of our equity stake in Nimbus, we received a $111.3 million cash distribution from Nimbus in connection with Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858. We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2022, together with the $111.3 million cash distribution from Nimbus received in February 2023, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, with respect to revenue, determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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
•the business environment of our customers;
•the willingness of our customers to continue to adopt computational approaches to drug discovery, which can be impacted by changes in our customer’s management and/or scientific personnel; and
•the decisions of our customers to discontinue or reduce the amount of drug discovery they undertake internally.
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
A significant portion of our revenues are generated by sales to life sciences industry customers, and factors that adversely affect this industry could adversely affect our software sales.
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
The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer interests and priorities. Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., and Simulations Plus, Inc.

We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., ChemAxon, PerkinElmer, Inc., and Dotmatics, Inc. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In life sciences, the most prominent academic simulation packages include AMBER, CHARMm, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent of commercialization.

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
In addition, we are facing increasing competition from companies utilizing artificial intelligence, or AI, and other computational approaches for drug discovery. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software or other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these other AI approaches to drug discovery prove to be successful, or more successful, than our approach, the demand for our platform could be adversely affected, which could affect our software demand as well as reduce the demand for us as a collaborator in drug discovery.
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
We have invested and expect to continue to invest in research and development efforts that further enhance our computational platform, often in response to our customers’ requirements. These investments may involve significant time, risks, and uncertainties, including the risk that the expenses associated with these investments may affect our margins and operating results and that such investments may not generate sufficient revenues to offset liabilities assumed and expenses associated with these new investments. The software industry changes rapidly as a result of technological and product developments, which may render our solutions less desirable. For example, in recent years, a number of companies have entered the drug discovery industry utilizing different AI approaches. While we believe we compete favorably and are meaningfully differentiated from such approaches with the combination of our physics-based computational platform and machine learning capabilities, the success of other such AI approaches to drug discovery could impact the demand for our solutions. We believe that we must continue to invest a significant amount of time and resources in our platform and software solutions to maintain and improve our competitive position. If we do not achieve the benefits anticipated from these investments, if the achievement of these benefits is delayed, if technological developments render our solutions less desirable, or if a slowdown in general computing power impacts the rate at which we expect our physics-based simulations to increase in power and domain applicability, our revenue and operating results may be adversely affected.
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
Our solutions involve the collection, analysis, and storage of our customers’ proprietary information and sensitive proprietary data related to the discovery efforts of our customers. As a result, unauthorized access or security breaches, as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss of information, litigation, indemnity obligations, damage to our reputation, and other liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, if our employees fail to adhere to practices we have established to maintain a firewall between the Schrödinger Therapeutics Group and our teams that work with software customers, or if the technical solutions we have adopted to maintain the firewall malfunction, our customers and collaborators may lose confidence in our ability to maintain the confidentiality of their intellectual property, we may have trouble attracting new customers and collaborators, we may be subject to breach of contract claims by our customers and collaborators, and we may suffer reputational and other harm as a result. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their licenses, result in reputational damage or subject us to third-party lawsuits or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach.
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
We also rely on collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize clinical and commercial opportunities for the product candidate. For example, under our collaboration agreement with BMS, after mutual agreement on the targets(s) of interest, the Schrödinger Therapeutics Group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. Even if we successfully identify one or more development candidates for BMS to develop and commercialize under our collaboration agreement, BMS may not achieve the research, development, regulatory and sales milestones for those development candidates that result in additional payments to us.
We may not realize returns on our equity investments in our drug discovery collaborators.
We may not realize returns on our equity investments in our drug discovery collaborators. None of the drug discovery collaborators in which we hold equity generate revenue from commercial sales of drug products. They are therefore dependent on the availability of capital on favorable terms to continue their operations. In addition, if the drug discovery collaborators in which we hold equity raise additional capital, our ownership interest in and degree of control over these drug discovery collaborators will be diluted, unless we have sufficient resources and choose to invest in them further or successfully negotiate contractual anti-dilution protections for our equity investment. The financial success of our equity investment in any collaborator will likely be dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation in the value of the equity we hold. The capital markets for public offerings and acquisitions are dynamic, and the likelihood of liquidity events for the companies in which we hold equity interests could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could negatively impact our financial results. The fair value of our equity interests in public companies, such as Morphic and Structure Therapeutics, may fluctuate significantly in future periods since we determine the fair value of such equity interests based on the market value of such companies’ common stock as of a given reporting date. All of the equity we hold in our drug discovery collaborators is subject to a risk of partial or total loss of our investment.
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
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have selected our first development candidates, which are SGR-1505, our MALT1 inhibitor, SGR-2921, our CDC7 inhibitor, and SGR-3515, our WEE1 inhibitor. The FDA cleared our IND for SGR-1505 in June 2022. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. We also plan to an submit IND application to the FDA for SGR-2921 in the first half of 2023 and an IND application to the FDA for SGR-3515 in 2024, subject to favorable data from IND-enabling studies. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.
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
We rely and expect to continue to rely on third parties to synthesize any molecules with therapeutic potential that we discover. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for IND submissions or the necessary clinical trials and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. These facilities may also be affected by natural disasters, such as floods or fire, or geopolitical developments or public health pandemics, such as COVID-19, or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.
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
We expect to rely on future collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize the clinical and commercial opportunities of the product candidate. We face significant competition in seeking appropriate collaborators for these activities, and a number of more established companies may also be pursuing such collaborations. These established companies may have a competitive advantage over us due to their size, financial resources, and greater clinical development and commercialization expertise. Whether we reach a definitive agreement for such collaborations will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies and clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large biopharmaceutical companies that have resulted in a reduced number of potential future collaborators.
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
We only began conducting our own wholly-owned drug discovery efforts in 2018. We have selected our first development candidates, which are SGR-1505, our MALT1 inhibitor, SGR-2921, our CDC7 inhibitor, and SGR-3515, our WEE1 inhibitor, and as a company, we have very limited experience in clinical development. The FDA cleared our first IND in June 2022, which is for SGR-1505. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505.
Our limited experience in designing and conducting clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions you make about the future success or viability of our proprietary drug discovery programs may not be as accurate as they could be if we had a history of conducting clinical trials and developing our own product candidates.
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
In addition, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
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
Conducting successful clinical trials requires the enrollment of a sufficient number of patients, and suitable patients may be difficult to identify and recruit. Identifying and qualifying patients to participate in future clinical trials for any other product candidate we develop is critical to our success. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the severity of disease; size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of clinical trial investigators with appropriate competencies and experience; support staff; the number of ongoing clinical trials in the same indication that compete for the same patients; proximity of patients to clinical sites; the number and availability of trial sites; the ability to comply with the eligibility and exclusion criteria for participation in the clinical trial; ability to obtain and maintain patient consents; patient compliance; the ability to monitor patients during and after treatment; and the impact of the ongoing COVID-19 pandemic. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products with competitors that have more clinical development experience than we do.
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
We rely on, and plan to continue to rely on, third-party clinical research organizations, in addition to other third parties such as research collaboratives and consortia, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing and future clinical trials. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
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

If serious adverse or unacceptable side effects are identified during the development or commercialization of our product candidates, we may need to abandon or limit our development and/or commercialization efforts for such product candidates.
If serious adverse events or undesirable side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We, the FDA, comparable foreign regulatory authorities or an independent institutional review board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. In addition, adverse events which had initially been considered unrelated to the study treatment may later, even following approval and/or commercialization, be found to be caused by the study treatment. Any of these developments could materially harm our business, financial condition and prospects.
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA or other comparable foreign regulatory authorities.
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. We have not completed a clinical trial of any product candidate. The results of SGR-1505 in preclinical studies may not be indicative of future results in our ongoing or later stage clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.
In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, differences in and adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates may also be undergoing surgical, radiation and chemotherapy treatments and may be using other approved products or investigational new drugs, which can cause side effects or adverse events that are unrelated to our product candidate. As a result, assessments of efficacy can vary widely for a particular patient, and from patient to patient and site to site within a clinical trial. This subjectivity can increase the uncertainty of, and adversely impact, our clinical trial outcomes. We do not know whether any clinical trials we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain marketing approval to market our product candidates. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.
Moreover, preclinical studies and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or comparable foreign regulatory authority approval. We cannot guarantee that the FDA or comparable foreign regulatory authorities will interpret trial results as we do, and more trials than we anticipated could be required before we are able to submit applications seeking approval of our product candidates. To the extent that the results of the trials are not satisfactory to the FDA or comparable foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidate, which may also limit its commercial potential. Furthermore, the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval, which may lead to the FDA or comparable foreign regulatory authorities delaying, limiting or denying approval of our product candidates.

Interim, initial, “topline”, and preliminary data from our clinical trials that we announce or publish in the future may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, initial, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We will also have to make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, initial, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, interim, initial, topline and preliminary data should be viewed with caution until the final data are available.
Adverse differences between interim data and final data could significantly harm our reputation and business prospects and may cause volatility in the price of our common stock.
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
•expanding and maintaining a workforce of experienced scientists and other technical specialists to continue to develop any product candidates;
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
We face competition with respect to our and our collaborators’ product candidates from many biopharmaceutical and biotechnology companies. The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary and novel products and product candidates. Our competitors have developed, are developing or may develop products, product candidates that are competitive with or superior to our product candidates. Any product candidates that we successfully develop and commercialize, internally or with our collaborators, will compete with existing therapies and new therapies that may become available in the future.
In particular, there is intense competition in the field of oncology, which is a focus of our drug discovery efforts. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, emerging and start-up companies, universities and other research institutions. We also compete with these organizations to recruit management, scientists and clinical development personnel, which could negatively affect our level of expertise and our ability to execute our business plan. We also face competition in finding and establishing clinical trial sites, enrolling subjects for clinical trials, assessing combination studies and recruiting credible principal investigators and advisors from key clinical disciplines and academic centers.
For example, with respect to SGR-1505, our MALT1 inhibitor, which we are advancing for the treatment of patients with relapsed or refractory B-cell lymphomas, we are aware of several MALT1 inhibitors in clinical development, including by Janssen Research and Development, LLC, a Johnson & Johnson company, Ono Pharmaceutical Co., Ltd., AbbVie Inc. and Zentalis Pharmaceuticals. In addition, we compete with other therapeutics, both approved and in clinical development, for the treatment of B-cell lymphomas.
Large pharmaceutical and biotechnology companies, in particular, have extensive experience in building and accessing networks of expert investigators, designing and conducting clinical trials, obtaining regulatory approvals, and manufacturing and commercializing biotechnology products. These companies also have significantly greater research and development and marketing capabilities than we do and may also have products that have been approved or are in late stages of development, and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical and biotechnology companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than our products. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA or other comparable foreign regulatory authorities or in discovering, developing and commercializing products in our field before we do.

Risks Related to Our Operations
Doing business internationally creates operational and financial risks for our business.
For the fiscal year ended December 31, 2022, sales to customers outside of the United States accounted for approximately 32% of our total revenues. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
•differences in healthcare systems, drug regulation and reimbursement, and drug discovery and development practices and technologies;
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
In early March 2020, we implemented a work-from-home policy for all of our employees. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. All of our offices are currently open, though we may take future actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests. While most of our operations can be performed remotely, there is no guarantee that we will continue to be as effective while working remotely because our team is dispersed, many employees may have additional personal needs to attend to (such as looking after children as a result of school closures or family who become sick), and employees may become sick themselves and be unable to work. Decreased effectiveness of our team could adversely affect our results due to our inability to meet in person with potential or current customers and collaborators, or other decreases in productivity that could seriously harm our business.
On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance, including the clinical trial guidance and updates thereto. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
The full extent of the future impact of the COVID-19 pandemic will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the pandemic on the global economy. For instance, if certain of our customers experience downturns or uncertainty in their own business operations and revenue because of the economic effects resulting from the spread of COVID-19, they may decrease their spending, which may result in decreased software revenue.
In addition, as a result of the COVID-19 pandemic, we may experience delays in the progress of certain of our and our collaborators’ drug discovery and development programs, particularly those that are in preclinical studies and clinical trials or that are preparing to enter clinical trials. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in, and may in the future result in, disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and have experienced delays in executing preclinical studies, including our IND-enabling studies for SGR-2921. We expect to submit the IND application to the FDA for SGR-2921 in the first half of 2023 and to initiate a Phase 1 clinical trial in the second half of 2023, subject to receipt of regulatory clearance. In addition, the resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. These reductions and delays may persist in the future, and we, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue.
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
Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act, or the 2017 Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limitation of the deduction for net operating losses, or NOLs, to 80% of current-year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely. In addition, beginning in 2022, the 2017 Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.
In addition to the CARES Act, as part of Congress’s response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act, or IRA, was also signed into law in August 2022. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the 2017 Tax Act, the IRA, and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Additional tax legislation may be enacted, and any such additional legislation could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, the IRA, and additional tax legislation.
Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2022, we had federal NOLs of approximately $270.9 million and state NOLs of approximately $170.0 million, which, if not utilized, generally begin to expire in 2023. As of December 31, 2022, we also had federal research and development tax credit carryforwards of approximately $19.5 million and state research and development tax credit carryforwards of approximately $1.3 million. Unused credits began to expire in 2021 and generally expire over time if they remain unused. These NOLs and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.
In addition, under Section 382 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2022 and determined that such an ownership change occurred on March 31, 2021. As a result of such ownership change or future ownership changes, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.
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
We report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. These jurisdictions include Germany, United Kingdom, Japan, India and South Korea. The international nature and organization of our business activities are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position were not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations.
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
•acquisition-related costs;
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
Our operations are primarily conducted at our facilities in New York, New York, Portland, Oregon, and Hyderabad, India, and our internal hosting facility located in Clifton, New Jersey. The occurrence of natural disasters or other catastrophic events could disrupt our operations. Any natural disaster or catastrophic event in our facilities or the areas in which they are located could have a significant negative impact on our operations.
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
•the extent to which our technology and product candidates infringe on intellectual property of the collaborator of which we do not have ownership or license under the collaboration agreement;
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
In addition to seeking patents for any product candidates and technology, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors, collaborators, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may inadvertently or intentionally breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position may be materially and adversely harmed.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of an NDA from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.
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
Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for any of our product candidates that do receive marketing approval.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we may receive for any approved products. If reimbursement of our products is unavailable or limited in scope, our business could be materially harmed.
In March 2010, President Obama signed into law the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Pursuant to subsequent legislation, these Medicare sequester reductions were suspended and reduced in 2021 and 2022 but, as of July 1, 2022, the full 2% cut has resumed. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case and in June 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The Trump Administration also took executive actions to delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new executive order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates.
The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed, as well as impact our ability to find collaborators and/or partners for our drug discovery programs on commercially acceptable terms.
The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several recent Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020 President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager, or PBM, service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress until January 1, 2032.
In September 2021, acting pursuant to an executive order signed by President Biden, the Department of Health and Human Services, or HHS, released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products or those of our partners are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
Furthermore, these provisions of the IRA may cause some companies to shift their research portfolio and priorities more towards large molecules (i.e. biologics such as antibodies) rather than small molecules. Although we do have applications of our technology to biologics, we do not yet have the same validation or value for large molecule discovery as we do for small molecule discovery. Accordingly, if the IRA causes the pharmaceutical industry to pivot investment and portfolio strategy away from small molecule drug discovery and towards biologics, it could have a material adverse effect on the expected value of our drug discovery programs and also on the perceived value of using our software to develop product candidates. In addition, if investment levels and development interest in small molecule therapeutics decreased, it may become more difficult for us to enter into collaborations on commercially acceptable terms, or at all, for our proprietary programs. If we are unable to find suitable collaborators and/or partners for our programs, we may be forced to fund and undertake development or commercialization activities on our own for more programs than we would otherwise expect to, or plan for, which could adversely affect our business and financial condition.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at 2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.
Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for approved products, any of which could adversely affect our business, results of operations and financial condition.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our collaborators may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
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
Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information), including granting consumers the right to opt-out of the sale of their personal information. Many other states are considering similar legislation. . In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. At the same time, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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

As of February 21, 2023, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 34.3% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 42.8% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through February 21, 2023, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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

From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies and clinical trials in our proprietary drug discovery programs as well as developments and milestones under our collaborations. For example, Morphic and Structure Therapeutics have also made public statements regarding their expectations for the development of programs under collaboration with us and they and other collaborators may in the future make additional statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future collaborators’ drug discovery and development programs, including as a result of COVID-19, the amount of time, effort, and resources committed by us and our current and future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our or our current and future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common stock could decline.
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
Our management has broad discretion in the deployment and use of our cash, cash equivalents, and marketable securities and could use such funds in ways that do not improve our results of operations or enhance the value of our common stock or in ways that our stockholders may not agree with. The failure by our management to apply these funds effectively could harm our business, financial condition, results of operations, and prospects and could cause the price of our common stock to decline.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of February 21, 2023, we had outstanding 62,321,454 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Exchange Act, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time and resources to these compliance initiatives, potentially at the expense of other business concerns, which could harm our business, financial condition, results of operations, and prospects. Moreover, these rules and regulations will increase our legal and financial compliance costs, and will make some activities more time-consuming and costly compared to when we were a private company.
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
During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, if we have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. We cannot assure you that we can remedy our existing material weakness or that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
We identified a material weakness in our internal control over our financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors' confidence and our stock price.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. The material weakness related to a deficiency in the design of our control in our revenue process to determine whether performance milestones in a newly executed drug discovery arrangement were probable of achievement and the constraint on variable consideration in the form of milestone payments can be removed. The deficiency was a result of ineffective risk assessment, as our existing controls were designed insufficiently to identify a change in timing of performance milestones in the newly executed contract. This material weakness resulted in a $1.7 million understatement of drug discovery revenue and a related understatement of contract assets that were corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2022.
We have developed a detailed remediation plan and are making progress in what will be a multi-step process to fully remediate the material weakness described above. Specifically, as of December 31, 2022, we are in the process of implementing and expanding our controls and procedures in our revenue process in order to timely identify changes to the timing of when a performance milestone becomes probable of achievement in drug discovery arrangements and to ensure such determinations are made through the end of the reporting period. In addition, we will continue to assess risks on an ongoing basis to timely identify changes in our business that may create new exposures or risk categories, and we plan to conduct a comprehensive review and, as applicable, update our existing internal control framework to ensure that we have identified, developed, and deployed the appropriate business process controls to address the new exposures or risk categories that are identified.
While we have designed and are implementing new controls to remediate this material weakness, they have not operated for a sufficient period of time to demonstrate the material weakness has been remediated. We cannot assure you that the measures we have taken to date, together with any measures we may take in the future, will be sufficient to remediate the material weakness we identified or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this control deficiency or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
Furthermore, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Our principal facilities consist of office space. We occupy approximately 136,047 square feet of office space in New York, New York under a lease that currently expires in December 2037. We also occupy approximately 35,000 square feet of office space in Portland, Oregon under a lease that currently expires in September 2026, and we lease additional office space at our other office locations around the world. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq composite and the Nasdaq Biotechnology Index from February 6, 2020 (the first date that shares of our common stock were publicly traded on the Nasdaq Global Select Market) through December 31, 2022. The graph assumes an investment of $100 on February 6, 2020, in each of the foregoing indices and in our common stock. Data for each of the indices and our common stock assumes that all dividends were reinvested on the day of issuance, if any. The comparisons are not intended to forecast or be indicative of future performance of our common stock.
Holders of Record
As of February 21, 2023, there were approximately 112 holders of record of our common stock and one holder of record of our limited common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following discussion and analysis of our financial condition and results of operations covers fiscal 2022 and fiscal 2021 items and year-over-year comparisons between fiscal 2022 and fiscal 2021. Discussions of fiscal 2020 items and year-over-year comparisons between fiscal 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, that was filed with the SEC on February 24, 2022.
As a result of many factors, including those factors set forth in “Risk Factors” of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see “Cautionary Note Regarding Forward-Looking Statements and Industry Data” in this Annual Report.
Overview
We are transforming the way therapeutics and materials are discovered. Our differentiated, physics-based computational platform enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. Our software platform is licensed by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. We are applying our computational platform to discover and advance a broad pipeline of development programs in collaboration with leading biopharmaceutical companies. In addition, we use our platform to advance a pipeline of partnered and wholly-owned drug discovery programs, which we refer to collectively as our proprietary drug discovery programs.
Since our founding, we have been primarily focused on developing our computational platform, which is capable of predicting critical properties of molecules with a high degree of accuracy, as well as advancing drug discovery programs both with our collaborators and on our own. We have devoted substantially all of our resources to introducing new capabilities and refining our software, conducting research and development activities, recruiting skilled personnel, and providing general and administrative support for these operations.
Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of wholly-owned drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. We submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies. We expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and an IND application to the FDA for our WEE1 inhibitor, which we refer to as SGR-3515, in 2024, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of SGR-2921 in the second half of 2023, subject to receipt of regulatory clearance.
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
We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding payments and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our wholly-owned drug discovery programs when we believe it will help maximize clinical and commercial opportunity for the program.
In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our wholly-owned pipeline programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to us. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. Under the terms of the agreement, as amended, we received an upfront payment of $55.0 million from BMS in November 2020 and an additional upfront payment in December 2022, and we are eligible to receive up to $2.7 billion in total milestone payments across all potential targets, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Collaboration and License Agreement” in Note 3 to our consolidated financial statements for additional information relating to this agreement.

In August 2021, we entered into a global discovery, development and commercialization collaboration with Zai Lab Limited focused on a novel program in oncology targeting DNA damage response. Under the terms of the agreement, we received an upfront payment to help fund our share of research costs, and if we elect to co-fund clinical development of a product candidate under the collaboration, we will be entitled to receive 50% of any profits from the commercialization of an approved therapeutic in the United States. We are also eligible to receive up to approximately $338.0 million in preclinical, clinical, regulatory and sales-based milestone payments from Zai Lab Limited for any product candidate developed under the collaboration, and we are entitled to receive tiered royalties on net sales outside the United States.

In January 2022, we acquired XTAL BioStructures, Inc., or XTAL, a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which we believe will augment our ability to produce high quality target structures for our drug discovery programs. See “Business Acquisition” in Note 5 to our consolidated financial statements for additional information relating to this acquisition.

In September 2022, we entered into a collaboration with Eli Lilly and Company, or Lilly, under which we are responsible for the discovery and optimization of small molecule compounds addressing a specific target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement we received an upfront payment and we are eligible to receive up to $425 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets.
We generated revenue of $181.0 million and $137.9 million in 2022 and 2021, respectively, representing year-over-year growth of 31%. Our net losses were $149.2 million and $101.2 million for the years ended December 31, 2022 and 2021, respectively.
Business Impact of COVID-19 Pandemic
In order to safeguard the health of our employees in light of the COVID-19 pandemic, in early March 2020 we implemented a company-wide work-from-home policy. Beginning in June 2020, we began limited re-openings of certain of our offices in the United States and abroad. All of our offices are currently open, though we may take future actions that alter our operations as may be required by federal, state, or local authorities, or which we determine are in our best interests.
We did not see material impacts to our business from the COVID-19 pandemic during 2022. While we do not expect the COVID-19 pandemic to have future material impacts on our business, the full extent of the future impact will depend on many factors outside of our control, including, without limitation, the extent, trajectory and duration of the COVID-19 pandemic, the development, availability and distribution of effective treatments and vaccines, the imposition of protective public safety measures, the emergence of new strains and variants of COVID-19 and the effectiveness of vaccines against such strains and variants, and the impact of the COVID-19 pandemic on the global economy. For instance, with respect to our software business, some of our customers may experience increasing budgetary pressures as a result of downturns or uncertainty in their respective businesses, which may cause them to delay or reduce purchases. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in, and may in the future result in, disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused, and may in the future cause, delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and delays in executing some preclinical studies, including our IND-enabling studies for SGR-2921. We expect to submit the IND application to the FDA for SGR-2921 in the first half of 2023 and to initiate a Phase 1 clinical trial in the second half of 2023, subject to regulatory clearance. In addition, the recent resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. We, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue. While there remains uncertainty about the extent of the effect of the COVID-19 pandemic, we do not envision a long-term impact from the COVID-19 pandemic on our ability to execute on our strategy.
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
Key Factors Affecting Our Performance
Ability to drive additional revenue from our software solutions from existing customers
Our large existing base of customers represents a significant opportunity for us to expand our revenue through increased utilization of our software. The revenue that we generate through our software solutions from each of our customers varies depending on the number of licenses for each software solution that each customer purchases from us. Accordingly, we work with our customers to improve their experience and increase the utility of our platform in order to expand the scale at which they deploy our platform in their business. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an annual contract value, or ACV, of over $100,000. We had 227 and 190 of these customers for the years ended December 31, 2022 and 2021, respectively. This subset of customers represented approximately 82% and 80% of our total ACV for the years ended December 31, 2022 and 2021, respectively. In addition, we had 18 and 15 customers with an ACV of over $1.0 million for the years ended December 31, 2022 and 2021, respectively. We also had four customers with an ACV in excess of $5.0 million for the year ended December 31, 2022, compared to two such customers for the year ended December 31, 2021.
With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term. ACV should be viewed independently of revenue and does not represent revenue calculated in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, on an annualized basis, as it is an operating metric that can be impacted by contract execution start and end dates and renewal rates. ACV is not intended to be a replacement for, or forecast of, revenue. Our ACV was $140.6 million and $112.1 million for the years ended December 31, 2022 and 2021, respectively.
Another important driver of our ability to expand our customer relationships is the retention of our customers with an ACV over $100,000. For the year ended December 31, 2022, our year-over-year customer retention rate for such customers was 96% and was 96% or higher for each of the previous nine fiscal years. We calculate year-over-year customer retention for our customers with an ACV over $100,000 by starting with the number of such customers we had in the previous fiscal year. We then calculate how many of these customers were active customers in the current fiscal year. We then divide this number by the number of customers with an ACV over $100,000 we had in the previous fiscal year to arrive at the year-over-year customer retention rate for such customers. We aim to continue to grow our software sales by increasing the adoption of our software by our existing customers and identifying and adding new customers. If we are unable to continue to increase revenue from existing customers or identify new customers, our financial performance will be adversely impacted.
Ability to increase our customer base for our software solutions
We believe that we have significant opportunity to continue to increase the number of customers who use our solutions. We had 1,748 and 1,647 active customers for the years ended December 31, 2022 and 2021, respectively. We define the number of active customers as the number of customers who had an ACV of at least $1,000 in the fiscal year. We use $1,000 as a threshold for defining our active customers as this amount will generally exclude customers who only license our PyMOL software, which is our open-source molecular visualization system broadly available at low cost.
While we have significantly penetrated the pharmaceutical industry, with all of the top 20 pharmaceutical companies, measured by 2021 revenue, licensing our software in 2022, our strategy is to grow our customer base. We believe there remains a large opportunity for growth as there are thousands of biopharmaceutical companies that could benefit from our solutions. Additionally, since the physics underlying the properties of drug molecules and materials is the same, we have been able to extend our computational platform to materials science applications in fields such as aerospace, energy, semiconductors, and electronic displays.
We sell our software solutions to a growing number of materials science customers, and we believe materials science industries are only beginning to recognize the potential of computational methods. We continue to provide education and information to increase the awareness of our computational platform across different industries. As part of our strategy, we have driven the adoption of our software by researchers, and we had more than 1,720 academic institutions across the world using our software in 2022. We believe that by introducing the benefits of our computational software at the academic stage, we will drive brand awareness and expand the use of our platform to industries that have historically relied on traditional methods for discovery of molecules. Our ability to continue to grow our customer base is dependent upon our ability to educate the market and support the business through investment in our sales and marketing efforts and the ongoing enhancement of our software solutions.
Advancement of our collaborative programs
We have entered into a number of collaborations with various biopharmaceutical companies to advance drug discovery. We will seek to enter into additional collaboration agreements, driven by the synergies we expect to achieve between our platform and the capabilities and expertise of our potential collaborators. We believe that our collaborations will be a significant driver of value for us in the form of equity stakes, research fees, preclinical, clinical, and commercial milestone payments, and option fees, as well as royalties on any potential future sales of products, if approved. We continue to work with our current collaborators to advance existing programs through discovery research stages and initiate additional programs. However, we do not generally exercise control over the development programs of our collaborators and often rely on decisions of the management of such companies with respect to clinical development and commercialization. Our ability to continue to derive value from our collaborations will be driven by both our capability to make progress in these programs as well as whether our collaborators successfully advance such programs beyond the discovery stage. We track the aggregate number of collaborative and partnered programs for which we are eligible to receive any amount of royalties on sales and as of December 31, 2022, we had an aggregate of 15 collaborative and partnered programs for which we are eligible to receive future royalties compared to 13 collaborative and partnered programs as of December 31, 2021.
Ability to progress our proprietary drug discovery programs
We are advancing our pipeline of proprietary drug discovery programs through extensive application of our software platform. Our initial programs were focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including in the areas of immunology and neurology. We recently initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and currently have clinical trial sites open for screening and enrollment, but we have not yet dosed any patients with SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies. We expect to submit an IND application to the FDA for SGR-2921 in the first half of 2023 and for SGR-3515 in 2024, subject to favorable data from IND-enabling studies. In addition, we plan to initiate a Phase 1 clinical trial of SGR-2921 in the second half of 2023, subject to receipt of regulatory clearance.
As we progress these programs, we will strategically evaluate on a program-by-program basis advancing them into preclinical and clinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their probability of clinical and commercial success. As part of this strategy, we entered into an exclusive, worldwide collaboration and license agreement with BMS in November 2020, as well as collaboration agreements with Zai Lab Limited in August 2021 and Lilly in September 2022. We will need to continue to devote substantial resources to develop and expand our proprietary drug discovery programs. Our ability to advance and build value in our proprietary drug discovery programs will impact our financial performance, especially as we increasingly shift our focus to these programs.
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
Professional services. Professional services include training, technical setup, installation or assisting customers with modeling and structural biology services, where we use our software to perform tasks such as virtual screening and homology modeling on behalf of our customers. These services are generally not related to the core functionality of our software and are recognized as revenue when resources are consumed. Since each professional services agreement represents a unique, ad hoc engagement, professional services revenue may fluctuate from period to period.
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC entered into in June 2020. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized upon execution of the agreement and on the first anniversary of the agreement when invoiced, in accordance with Accounting Standard Codification, or ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.
Drug Discovery Revenue

Drug discovery services. We currently generate drug discovery revenue from discovery collaboration arrangements, including research and development payments and discovery and development milestones. We expect our drug discovery revenue to trend higher over time as collaboration arrangements advance and we receive additional revenue from research funding payments, the achievement of discovery, development, and commercial milestones, option fees, and royalties on commercial drug sales. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances. In addition to revenue from our collaborations, we may also derive drug discovery revenue from out-licensing our wholly-owned drug discovery programs when we believe it will help maximize the probability of clinical and commercial success of the program. Accordingly, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we received an upfront payment of $55.0 million from BMS, of which approximately $22.1 million and $13.7 million were included in our drug discovery revenue for the years ended December 31, 2022 and 2021, respectively. Overall, we expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. Contribution revenue consists of funds received under an agreement with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities.
Cost of Revenues
Software products and services. Cost of revenues for software includes personnel-related expenses (comprised of salaries, benefits, and stock-based compensation) for employees directly involved in the delivery of software solutions, maintenance and professional services, royalties paid for products sold and services performed using third-party licensed software functionality, and allocated overhead (facilities and information technology support) costs. Pursuant to various third-party arrangements, we license technology that is used in our software. These arrangements require us to pay royalties based on sales volume, and such royalty payments represented 4.8% and 7.1% of software revenues in the years ended December 31, 2022 and 2021, respectively.
Drug discovery. Costs of revenue for drug discovery includes personnel-related expenses and costs of third-party contract research organizations, or CROs, that support discovery activities in our collaborations, royalties paid for services performed using third-party licensed software functionality, allocated compute capacity and overhead costs. While we have incurred costs associated with discovery efforts since late 2017, we have recognized and expect to continue to recognize revenues in the future if and when milestones are achieved. Generally, drug discovery costs of revenue for collaborations are incurred in advance of the revenue milestone achievement.

Royalty payments to third-parties represented 4.8% and 4.6% of drug discovery revenues in the years ended December 31, 2022 and 2021, respectively. We expect our drug discovery costs of revenue to trend higher over time as our discovery collaborations advance.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenues. Gross margin is gross profit expressed as a percentage of revenue. Our software products and services gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of changes in sales mix between on-premise and hosted software solutions. For example, the cost of royalties due for sales of our hosted software arrangements are recognized upfront, whereas the associated revenue is recognized over the term of the underlying agreement. Currently, gross margin is less meaningful for measuring the operating results of our drug discovery business.
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
•expenses incurred under agreements with third-party CROs and consultants involved in our proprietary drug discovery and development programs; and
•allocated compute capacity on our internal discovery and development programs and overhead (facilities and information technology support) costs.
We expect our research and development expense to increase substantially in absolute dollars for the foreseeable future as we continue to invest in activities related to discovery and development of our proprietary drug discovery programs, in advancing our computational platform, and as we incur expenses associated with hiring additional personnel directly involved in such efforts. At this time, we do not know, nor can we reasonably estimate, the nature, timing, or costs of the efforts that will be necessary to complete the development of any of our proprietary drug discovery programs. Since our proprietary drug discovery efforts are in the early stages, currently we do not track research and development expense on a program-by-program basis.
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

Results of Operations
Comparison of the years ended December 31, 2022 and 2021
The following table summarizes our results of operations data for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Revenues:
Software products and services	$135,578	$113,236	$22,342	20%
Drug discovery	45,377	24,695	20,682	84%
Total revenues	180,955	137,931	43,024	31%
Cost of revenues:
Software products and services	29,576	26,495	3,081	12%
Drug discovery	50,357	45,816	4,541	10%
Total cost of revenues	79,933	72,311	7,622	11%
Gross profit	101,022	65,620	35,402	54%
Operating expenses:
Research and development	126,372	90,904	35,468	39%
Sales and marketing	30,642	22,150	8,492	38%
General and administrative	90,825	64,009	26,816	42%
Total operating expenses	247,839	177,063	70,776	40%
Loss from operations	(146,817)	(111,443)	(35,374)	32%
Other income (expense):
Gain (loss) on equity investments	11,825	(1,781)	13,606
Change in fair value	(18,084)	11,359	(29,443)
Other income	3,950	1,057	2,893
Total other (expense) income	(2,309)	10,635	(12,944)
Loss before income taxes	(149,126)	(100,808)	(48,318)
Income tax expense	63	411	(348)
Net loss	(149,189)	(101,219)	(47,970)
Net loss attributable to noncontrolling interest	(3)	(826)	823
Net loss attributable to Schrödinger stockholders	$(149,186)	$(100,393)	$(48,793)

Revenues

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Revenues:
Software
On-premise software	$84,487	$74,598	$9,889	13%
Hosted software	14,890	11,076	3,814	34%
Software maintenance	19,996	17,294	2,702	16%
Professional services	15,205	9,268	5,937	64%
Software contribution	1,000	1,000	—	—%
Total software products and services	135,578	113,236	22,342	20%
Drug Discovery
Drug discovery services	43,427	24,584	18,843	77%
Drug discovery contribution	1,950	111	1,839	1657%
Total drug discovery	45,377	24,695	20,682	84%
Total revenues	$180,955	$137,931	$43,024	31%
Software Products and Services Revenue
On-premise software. The increase in revenues for on-premise software during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily attributable to growth from existing customers, new customer growth, and an increase in multi-year arrangements for which revenue was recognized ahead of annual billings during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
Hosted software. The increase in revenues for hosted software during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to increased spend from existing hosted customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.
Software maintenance. The increase in revenues for software maintenance during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the increase in on-premise software sales in current and previous years. Software maintenance revenue is recognized ratably over time.
Professional services. The increase in revenues from professional services during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the addition of XTAL service revenue subsequent to the acquisition, and the increased sales and timing of technology and modeling service projects.
Software contribution revenue. Contribution revenue during the year ended December 31, 2022 and the year ended December 31, 2021 was due to funds received under an agreement with Gates Ventures, LLC, which began in June 2020.
Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the progress of existing and new collaborations accomplished during the period, the timing and amount of collaboration milestones achieved, as well as research funding received during 2022 as compared to 2021. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Drug discovery contribution revenue. Contribution revenue during the year ended December 31, 2022 was due to services performed under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Cost of revenues:
Software products and services	$29,576	$26,495	$3,081	12%
Gross margin	78%	77%
Drug discovery	50,357	45,816	4,541	10%
Software products and services. The increase in cost of revenues for software products and services during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was attributable to increases of approximately $3.3 million in personnel-related expense and approximately $1.5 million in other expenses, offset by decreases of approximately $1.5 million in royalty expense and approximately $0.2 million in cloud computing expense.
Software products and services gross margin. The increase in software gross margin during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to the reduction of $0.7 million in royalty expense as a result of replacing third-party licensed code with internally built functionality, as well as the sales mix.
Drug discovery. The increase in cost of revenues for drug discovery during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was attributable to increases of approximately $1.3 million in third-party CRO costs associated with the expansion and progression of collaboration drug discovery programs, approximately $1.3 million in personnel-related expense, approximately $1.0 million in royalty expense, approximately $0.1 million in cloud computing expense, and approximately $0.8 million in other expenses.
Research and Development Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Research and development	$126,372	$90,904	$35,468	39%
The increase in research and development expense during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was attributable to increases of approximately $21.8 million in personnel-related expense, approximately $5.4 million in CRO costs associated with the expansion and progression of our proprietary drug discovery programs, approximately $4.0 million in cloud computing expense, approximately $2.0 million related to office rent, and approximately $2.3 million in other expenses.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
Sales and marketing	$30,642	$22,150	$8,492	38%
The increase in sales and marketing expense during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was attributable to increases of approximately $4.9 million in personnel-related expense, approximately $1.3 million in travel and entertainment expenses, approximately $0.7 million in cloud computing expense, and approximately $1.6 million in other expenses.

General and Administrative Expense

	Year Ended December 31,		Change
	2022	2021	$	%
	(in thousands)
General and administrative	$90,825	$64,009	$26,816	42%
The increase in general and administrative expense during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was attributable to increases of approximately $16.6 million of personnel-related expense, approximately $2.6 million related to professional services, approximately $1.3 million related to one-time non-recurring state and local tax items, approximately $1.2 million in travel and entertainment expense, approximately $1.2 million in cloud computing expense, approximately $1.2 million related to office rent, and approximately $2.7 million in other expenses, primarily reflecting costs necessary to build and maintain a public company infrastructure.
Gain (Loss) on Equity Investments

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Gain (loss) on equity investments	$11,825	$(1,781)	$13,606
The gain on equity investments during the year ended December 31, 2022 was due to cash received from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement. The loss on equity investments during the year ended December 31, 2021 was primarily due to the realized loss on the disposal of our equity stake in Relay Therapeutics, or Relay.
Change in Fair Value

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Change in fair value	$(18,084)	$11,359	$(29,443)
The change in fair value during the year ended December 31, 2022 was primarily due to a loss on our investment in Morphic. The change in fair value during the year ended December 31, 2021 was primarily due to a gain on our investment in Morphic.
Other Income

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Other income	$3,950	$1,057	$2,893
The increase in other income during the year ended December 31, 2022 as compared to the year ended December 31, 2021 was attributable to an increase in interest rates on our investment portfolio offset by exchange rate variances.

Income Tax Expense

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Income tax expense	$63	$411	$(348)
Due to the full valuation allowance on our U.S. federal and state deferred tax assets, income tax expense represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
At December 31, 2022, we had federal and state net operating loss carryforwards of approximately $270.9 million and $170.0 million, respectively. These carryforwards, with the exception of federal net operating losses generated post 2017, will expire between 2023 and 2042 if not used by us to reduce income taxes payable in future periods. Utilization of post-2017 federal net operating loss carryforwards is limited to 80% of taxable income generated in a given tax year and carry forward indefinitely. At December 31, 2022, we had federal and state research and development tax credit carryforwards of approximately $19.5 million and $1.3 million, respectively. These carryforwards will expire between 2023 and 2042 if not used by us to reduce income taxes payable in future periods.
As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of $138.0 million and $95.3 million has been established at December 31, 2022 and 2021, respectively. The change in the valuation allowance for the years ended December 31, 2022 and 2021 was $42.7 million and $37.1 million, respectively. We recorded income tax expense of $0.1 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively.
Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2022. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report.

Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	(in thousands)
Revenues:
Software products and services	$47,819	$24,667	$30,011	$33,081	$38,564	$24,280	$24,052	$26,340
Drug discovery	9,024	12,313	8,458	15,582	7,606	5,570	5,732	5,787
Total revenues	56,843	36,980	38,469	48,663	46,170	29,850	29,784	32,127
Cost of revenues:
Software products and services(1)	8,098	6,866	7,101	7,511	8,337	6,611	5,641	5,906
Drug discovery(1)	10,041	12,913	14,234	13,169	11,472	12,124	12,163	10,057
Total cost of revenues	18,139	19,779	21,335	20,680	19,809	18,735	17,804	15,963
Gross profit	38,704	17,201	17,134	27,983	26,361	11,115	11,980	16,164
Operating expenses:
Research and development(1)	34,542	32,885	31,123	27,822	25,145	23,219	21,092	21,448
Sales and marketing(1)	9,382	7,161	7,428	6,671	5,975	5,556	5,380	5,239
General and administrative(1)	23,318	23,318	22,056	22,133	17,756	17,014	15,850	13,389
Total operating expenses	67,242	63,364	60,607	56,626	48,876	45,789	42,322	40,076
Loss from operations	(28,538)	(46,163)	(43,473)	(28,643)	(22,515)	(34,674)	(30,342)	(23,912)
Other (expense) income:
(Loss) gain on equity investments	—	(3)	11,828	—	—	—	—	(1,781)
Change in fair value	(1,493)	5,273	(15,700)	(6,164)	(7,920)	(627)	(4,918)	24,824
Other income (expense)	2,687	1,231	(296)	328	(6)	286	357	420
Total other income (expense)	1,194	6,501	(4,168)	(5,836)	(7,926)	(341)	(4,561)	23,463
Loss before income taxes	(27,344)	(39,662)	(47,641)	(34,479)	(30,441)	(35,015)	(34,903)	(449)
Income tax (benefit) expense	(136)	194	33	(28)	274	(4)	67	74
Net loss	(27,208)	(39,856)	(47,674)	(34,451)	(30,715)	(35,011)	(34,970)	(523)
Net (loss) income attributable to noncontrolling interest	(1)	(3)	12	(11)	(2)	(4)	(326)	(494)
Net loss attributable to Schrödinger stockholders	$(27,207)	$(39,853)	$(47,686)	$(34,440)	$(30,713)	$(35,007)	$(34,644)	$(29)
(1)Includes stock-based compensation as indicated in the table located further below.
Revenues:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	(in thousands)
Revenues:
Software
On-premise software	$33,627	$12,579	$16,595	$21,686	$27,295	$15,496	$14,452	$17,355
Hosted software	4,125	3,914	3,596	3,255	3,088	2,684	2,704	2,600
Software maintenance	5,255	5,063	4,952	4,726	4,612	4,401	4,176	4,105
Professional services	4,812	3,111	3,868	3,414	3,569	1,699	1,720	2,280
Revenue from contracts with customers	47,819	24,667	29,011	33,081	38,564	24,280	23,052	26,340
Software contribution	—	—	1,000	—	—	—	1,000	—
Total software products and services revenue	47,819	24,667	30,011	33,081	38,564	24,280	24,052	26,340
Drug discovery
Drug discovery services	8,450	11,717	8,019	15,241	7,495	5,570	5,732	5,787
Drug discovery contribution	574	596	439	341	111	—	—	—
Total drug discovery	9,024	12,313	8,458	15,582	7,606	5,570	5,732	5,787
Total revenues	$56,843	$36,980	$38,469	$48,663	$46,170	$29,850	$29,784	$32,127

Deferred Revenue:

	As of
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	(in thousands)
Deferred revenue	$83,529	$65,897	$67,545	$78,353	$85,432	$76,318	$78,526	$78,115
Gross Margin:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
Software products and services gross margin	83%	72%	76%	77%	78%	73%	77%	78%
Stock-Based Compensation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	(in thousands)
Stock-based compensation:
Cost of revenues:
Software products and services	$580	$596	$584	$485	$389	$396	$382	$229
Drug discovery	$626	$764	$944	$803	$626	$669	$738	$428
Research and development	$3,231	$3,026	$2,977	$2,582	$2,157	$2,130	$1,925	$1,228
Sales and marketing	$867	$728	$699	$524	$331	$370	$362	$218
General and administrative	$4,902	$4,750	$5,223	$4,740	$3,953	$4,087	$3,609	$2,263
Total stock-based compensation expense	$10,206	$9,864	$10,427	$9,134	$7,456	$7,652	$7,016	$4,366
Depreciation and Amortization:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022	2021	2021	2021	2021
	(in thousands)
Depreciation and amortization:
Cost of revenues:
Software products and services	$113	$106	$118	$99	$61	$56	$68	$86
Drug discovery	$97	$117	$127	$112	$82	$106	$167	$232
Research and development	$425	$384	$351	$308	$212	$163	$195	$247
Sales and marketing	$114	$101	$118	$79	$65	$59	$57	$66
General and administrative	$393	$399	$412	$371	$232	$197	$240	$256
Total depreciation and amortization expense	$1,142	$1,107	$1,126	$969	$652	$581	$727	$887
Quarterly Revenue Trends
On-premise software revenue is subject to seasonality that generally favors the first and fourth quarter of each year, primarily due to the timing of customer renewals for on-premise software arrangements, for which revenue is recognized at a single point in time. Hosted software revenue grew more steadily over the periods presented, as existing customers and new customers increased their spend on hosted solutions, for which revenue is recognized over time. As a result, a portion of the software products and services revenue we reported in each period was attributable to sales we made in prior periods. Software maintenance revenue is related to on-premise software sales and also is recognized ratably over the term of the underlying agreement. Therefore, increases or decreases in customer sales, customer expansion, or renewals in a period may not be immediately reflected in revenue for the period. Our professional services arrangements are typically project-based and, therefore, fluctuated based on individual customer needs and ongoing project support. Drug discovery revenue fluctuated from period to period based on the achievement of specific collaboration milestones, as well as advancements of collaborative services. The majority of our current collaborations are in the discovery stage. Milestone payments typically increase in magnitude as a program advances.
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
Quarterly Gross Margin Trends
Our software products and services gross margin experienced fluctuations over the periods presented due to increased headcount and the product mix for software and services, as the cost of royalties due on sales of our hosted software is recognized upfront, while the associated revenue is recognized over the term of the related agreement. Currently, gross margin is less meaningful for measuring the operating results of our drug discovery business.
Quarterly Operating Expense Trends
Operating expenses generally increased during the periods presented due to increased headcount and personnel-related expenses involved in research and development, sales and marketing, general and administrative activities, and CRO costs related to our proprietary drug discovery programs. These increases in headcount across our operations have supported the overall growth and management of our business. CRO cost increases were driven by the expansion and progression of our proprietary drug discovery programs.
Quarterly Other Income (Expense) Trends
Other income (expense) during the periods presented consisted primarily of fair value gains and losses related to our equity investments in Morphic and Structure Therapeutics, and, to a lesser degree, interest income.
Segment Information
The following tables summarize segment information for the years ended December 31, 2022 and 2021. See Note 16 – Segment Reporting in our audited consolidated financial statements for additional information regarding our segments.
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

	Year Ended December 31,
	2022	2021
	(in thousands)
Segment revenues:
Software	$135,578	$113,236
Drug discovery	45,377	24,695
Total segment revenues	$180,955	$137,931
Segment gross profit:
Software	$106,002	$86,741
Drug discovery	$(4,980)	$(21,121)
Total segment gross profit	$101,022	$65,620
Unallocated (expense) income:
Research and development	(126,372)	(90,904)
Sales and marketing	(30,642)	(22,150)
General and administrative	(90,825)	(64,009)
Gain (loss) on equity investment	11,825	(1,781)
Change in fair value	(18,084)	11,359
Interest	3,950	1,057
Income taxes	(63)	(411)
Consolidated net loss	$(149,189)	$(101,219)
Liquidity, Capital Resources and Funding Requirements

We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $379.1 million.
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
As of December 31, 2022, we had cash, cash equivalents, restricted cash, and marketable securities of $456.3 million. On February 13, 2023, on account of our equity stake in Nimbus, we received a $111.3 million cash distribution from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858.
On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of December 31, 2022, no securities had been sold under the Form S-3.
We believe our existing cash, cash equivalents, and marketable securities as of December 31, 2022, together with the $111.3 million cash distribution received from Nimbus in February 2023, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators and partners. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
We plan to utilize the existing cash, cash equivalents, and marketable securities on hand primarily to fund our software and drug discovery activities. With respect to our wholly-owned programs, as part of our strategy we may choose to advance them into preclinical and clinical development ourselves, enter into collaborations to co-develop them with leading industry partners, or out-license them to maximize their clinical and commercial opportunities.
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
Our contractual obligations as of December 31, 2022 include operating lease obligations of $187.1 million, consisting of our continuing rent obligations through December 2037, primarily for our principal offices located in New York, New York for $152.2 million, Cambridge, Massachusetts for $18.1 million and Portland, Oregon for $5.0 million, which expire in December 2037, June 2032 and September 2026, respectively. In addition, see Note 7 – Commitments and Contingencies to our consolidated financial statements appearing in Item 8 of this Annual Report for more information relating to our operating lease obligations.

In December 2022, we entered into an agreement with a third-party to establish an exclusive integrated drug discovery dedicated facility. The agreement contains a minimum payment obligation, which totals $21.8 million over five years after the date of first occupancy.

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

We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements. See Note 2 - Significant Accounting Policies to our audited consolidated financial statements appearing in Item 8 of this Annual Report for more information relating to our royalties.

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(119,683)	$(70,669)
Net cash provided by (used in) investing activities	90,023	(16,812)
Net cash provided by financing activities	2,110	7,952
Net decrease in cash and cash equivalents and restricted cash	$(27,550)	$(79,529)
Operating activities
During the year ended December 31, 2022, operating activities used approximately $119.7 million in cash primarily resulting from net loss of $149.2 million, which included an $11.8 million gain from equity investments, partially offset by $5.0 million of non-cash operating expenses included in net loss, including depreciation and investment accretion costs, $39.6 million in stock-based compensation, and $18.1 million of non-cash loss on changes in fair value. Changes in our operating assets and liabilities used cash of approximately $21.4 million.
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
Investing activities
During the year ended December 31, 2022, investing activities provided approximately $90.0 million of cash, consisting of $93.2 million provided by marketable securities, net of purchases and $11.8 million in cash from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement. These items are partially offset by $8.0 million in cash used for purchases of property and equipment, $0.6 million used to make equity investments in Structure Therapeutics, and $6.4 million used to acquire XTAL, net of cash acquired.
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
Financing activities
During the year ended December 31, 2022, financing activities provided approximately $2.1 million of cash, primarily attributable to proceeds from stock option exercises.
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

Critical Accounting Policies and Estimates
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
Revenue
We recognize revenue in accordance with ASC 606, Revenue from Contracts with Customers, except for contracts that are within the scope of other standards, such as contribution grants and certain collaboration arrangements. In accordance with ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.
Significant management judgment is applied to determine the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price, or SSP, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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
Research and development, regulatory or commercial milestones in our collaboration agreements may include some, but not necessarily all, of the following types of events:
•completion of preclinical research and development work leading to selection of product candidates;
•initiation of Phase 1, Phase 2, and Phase 3 clinical trials;
•filing of regulatory applications for marketing approval in the United States, Europe or Japan;
•marketing approval in major markets, such as the United States, Europe, or Japan;
•commercial milestones and/or commercial royalties; and
•achievement of certain other technical, scientific, or development criteria.
At the inception of each arrangement that includes research, development, or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on an SSP basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which may affect license, collaboration, and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a risk that we may not earn all of the milestone payments from each of our collaborators. We recognized $14.7 million and $6.3 million from drug discovery milestones for the years ended December 31, 2022 and 2021, respectively.
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
Collaboration agreement transaction price allocation and measurement of progress: At the inception of each arrangement, we utilize judgment to assess the nature of the performance obligations to determine whether they are distinct or a single combined performance obligation. We allocate the transaction price to each performance obligation based on the relative SSP of each performance obligation at inception, which will be determined based on each performance obligation’s estimated SSP. We determine the SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant judgment is used to determine the inputs for total costs to perform the research activities, which may include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed by third-parties to complete the research plan. Revenue is recognized on a proportional performance basis over the period of service, using input-based measurements to estimate the performance. Changes to these assumptions may have a material effect on the amount and timing of revenue recognized. We recognized revenue of $24.3 million and $14.6 million related to collaboration agreements with proportional performance measurement for the years ended December 31, 2022 and 2021, respectively.
Recent Accounting Pronouncements
See Note 2 – Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Annual Report for a discussion of recently issued accounting pronouncements.
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
We are also exposed to market risk related to changes in foreign currency exchange rates. We maintain bank accounts denominated in Japanese yen, British pound sterling, Indian rupee, European Union euro, and Korean Republic won to accommodate deposits of amounts due from certain customers. We also contract with certain vendors that are located outside of the United States whose invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. We do not currently hedge our foreign currency exchange rate risk. Our cash balances and outstanding vendor invoices denominated in foreign currencies were not material as of December 31, 2022 and 2021, and our market risk associated with foreign currency exchange rates was deemed insignificant. An immediate 10% change in foreign exchange rates would not have a material effect on our consolidated financial statements.

Inflation generally affects us by increasing our cost of labor and target development costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations for the years ended December 31, 2022 and 2021.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Schrödinger, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Schrödinger, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Estimation of total costs to perform for Bristol-Myers Squibb Company collaboration and license agreement
As discussed in Note 3(c) to the consolidated financial statements, the Company recorded revenue of $22.1 million during the year ended December 31, 2022 related to research activities for the Bristol-Myers Squibb Company (“BMS”) collaboration and license agreement on a proportional performance basis. The proportional performance is determined using input-based measurements of total costs of research activities incurred for the agreement relative to the total estimate of costs of research activities for the agreement. The Company remeasures proportional performance at the end of each reporting period based on measuring progress towards completion.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to account for the BMS collaboration and license agreement, including controls related to the determination of total costs to perform research activities. We evaluated the Company’s estimate of costs to be incurred by:
— comparing the estimated length of time required to complete the research plan to both industry publications and actual time incurred to achieve development candidate for a selection of the Company’s proprietary drug discovery programs
—comparing the estimated internal employee hours and external contract research organizations costs to be incurred to historical actual results for the BMS collaboration and license agreement
—attending the fourth quarter forecast review meeting and inspecting quarterly meeting minutes to evaluate factors impacting total costs to perform research activities
—inspecting minutes of Joint Steering Committee meetings between the Company and BMS to evaluate factors impacting total costs to perform research activities and comparing them with the outcome of the inquiries stated above
Identification of performance obligations in complex or unusual revenue arrangements
As discussed in Notes 3(a) and 3(b) to the consolidated financial statements, the Company reported on-premise software revenue of $84.5 million, hosted software revenue of $14.9 million, and drug discovery revenue of $45.4 million for the year ended December 31, 2022. As discussed in Note 3(d), the Company’s contracts with customers often include promises to transfer multiple software products and services, including training, professional services, technical support services, and rights to unspecified updates. At contract inception, the Company assesses the products and services promised within each contract to determine distinct performance obligations that should be accounted for separately.
We identified the determination of distinct performance obligations in complex or unusual revenue arrangements as a critical audit matter. There was subjective auditor judgment in evaluating whether promised products and services in complex or unusual revenue arrangements are separate performance obligations or inputs into a combined performance obligation.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to the determination of distinct performance obligations. For a selection of complex or unusual revenue arrangements, we evaluated whether the performance obligations identified by the Company were capable of being distinct in the context of the contract by obtaining an understanding of the Company’s product and service offerings, obtaining and inspecting contracts, and evaluating the application of the revenue recognition accounting guidance for the selected contract.
/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Portland, Oregon
February 28, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Schrödinger, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Schrödinger, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness was identified and included in management's assessment related to a deficiency in the design of a control in the Company's revenue process to determine whether performance milestones in a newly executed drug discovery arrangement were probable of achievement and the constraint on variable consideration in the form of milestone payments can be removed. The deficiency was the result of ineffective risk assessment as the Company’s existing controls were designed insufficiently to identify a change in timing of performance milestones in the newly executed contract. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Portland, Oregon
February 28, 2023

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

Assets	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$90,474	$120,267
Restricted cash	5,243	3,000
Marketable securities	360,613	456,212
Accounts receivable, net of allowance for doubtful accounts of $125 and $108	55,953	31,744
Unbilled and other receivables, net for allowance for unbilled receivables of $100 and $30	13,137	8,807
Prepaid expenses	8,569	5,030
Total current assets	533,989	625,060
Property and equipment, net	14,244	10,025
Equity investments	25,683	43,167
Goodwill	4,791	—
Intangible assets, net	587	—
Right of use assets	105,982	75,384
Other assets	3,311	2,851
Total assets	$688,587	$756,487
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,470	$8,079
Accrued payroll, taxes, and benefits	24,882	18,405
Deferred revenue	57,931	55,368
Lease liabilities	11,006	2,042
Other accrued liabilities	5,510	7,317
Total current liabilities	108,799	91,211
Deferred revenue, long-term	25,598	30,064
Lease liabilities, long-term	105,485	77,827
Other liabilities, long-term	800	300
Total liabilities	240,682	199,402
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 62,163,739 and 61,834,515 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	622	618
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	92	92
Additional paid-in capital	828,700	786,964
Accumulated deficit	(379,138)	(229,952)
Accumulated other comprehensive loss	(2,382)	(651)
Total stockholders’ equity of Schrödinger stockholders	447,894	557,071
Noncontrolling interest	11	14
Total stockholders’ equity	447,905	557,085
Total liabilities and stockholders’ equity	$688,587	$756,487
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Software products and services	$135,578	$113,236	$92,530
Drug discovery	45,377	24,695	15,565
Total revenues	180,955	137,931	108,095
Cost of revenues:
Software products and services	29,576	26,495	18,003
Drug discovery	50,357	45,816	26,620
Total cost of revenues	79,933	72,311	44,623
Gross profit	101,022	65,620	63,472
Operating expenses:
Research and development	126,372	90,904	64,695
Sales and marketing	30,642	22,150	17,795
General and administrative	90,825	64,009	41,898
Total operating expenses	247,839	177,063	124,388
Loss from operations	(146,817)	(111,443)	(60,916)
Other income (expense):
Gain (loss) on equity investments	11,825	(1,781)	4,108
Change in fair value	(18,084)	11,359	28,263
Other income	3,950	1,057	2,253
Total other (expense) income	(2,309)	10,635	34,624
Loss before income taxes	(149,126)	(100,808)	(26,292)
Income tax expense	63	411	345
Net loss	(149,189)	(101,219)	(26,637)
Net loss attributable to noncontrolling interest	(3)	(826)	(2,174)
Net loss attributable to Schrödinger common and limited common stockholders	$(149,186)	$(100,393)	$(24,463)
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(2.10)	$(1.42)	$(0.41)
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	71,173,419	70,594,950	60,024,658
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss attributable to Schrödinger common and limited common stockholders	$(149,186)	$(100,393)	$(24,463)
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(1,731)	(968)	301
Comprehensive loss	$(150,917)	$(101,361)	$(24,162)
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands, except for share amounts)

	Series E preferred stock		Series D preferred stock		Series C preferred stock		Series B preferred stock		Series A preferred stock		Common stock		Limited common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	loss (income)	interest	equity (deficit)
Balance at December 31, 2019	73,795,777	$109,270	39,540,611	$22,000	47,242,235	$19,844	29,468,101	$9,840	134,704,785	$30,626	6,121,821	$61	—	$—	$11,655	$(105,096)	$16	$41	$(93,323)
Change in unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	301	—	301
Issuances of common stock upon stock option exercises	—	—	—	—	—	—	—	—	—	—	1,398,177	14	—	—	4,169	—	—	—	4,183
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,545	—	—	—	10,545
Issuances of common stock upon initial public offering, net of issuance costs of $22,667	—	—	—	—	—	—	—	—	—	—	13,664,704	136	—	—	209,497	—	—	—	209,633
Issuances of common stock upon follow-on offering, net of issuance costs of $20,901	—	—	—	—	—	—	—	—	—	—	5,250,000	53	—	—	325,547	—	—	—	325,600
Conversion of convertible preferred stock into common stock	(73,795,777)	(109,270)	(17,844,124)	(9,928)	—	—	—	—	(134,704,785)	(30,626)	30,278,832	303	—	—	149,521	—	—	—	149,824
Exchange of convertible preferred stock into limited common stock	—	—	(21,696,487)	(12,072)	(47,242,235)	(19,844)	(29,468,101)	(9,840)	—	—	—	—	13,164,193	132	41,624	—	—	—	41,756
Conversion of limited common stock into common stock	—	—	—	—	—	—	—	—	—	—	4,000,000	40	(4,000,000)	(40)	—	—	—	—	—
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	2,137	2,137
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,463)	—	(2,174)	(26,637)
Balance at December 31, 2020	—	—	—	—	—	—	—	—	—	—	60,713,534	607	9,164,193	92	752,558	(129,559)	317	4	624,019
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(968)	—	(968)
Issuances of common stock upon stock option exercises	—	—	—	—	—	—	—	—	—	—	1,120,981	11	—	—	7,916	—	—	—	7,927
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,490	—	—	—	26,490
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	836	836
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(100,393)	—	(826)	(101,219)
Balance at December 31, 2021	—	—	—	—	—	—	—	—	—	—	61,834,515	618	9,164,193	92	786,964	(229,952)	(651)	14	557,085
Change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,731)	—	(1,731)
Issuances of common stock upon stock option exercises	—	—	—	—	—	—	—	—	—	—	329,224	4	—	—	2,106	—	—	—	2,110
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39,630	—	—	—	39,630
Contributions by non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—		—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(149,186)	—	(3)	(149,189)
Balance at December 31, 2022	—	$—	—	$—	—	$—	—	$—	—	$—	62,163,739	622	9,164,193	92	828,700	(379,138)	(2,382)	11	447,905
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(149,189)	$(101,219)	$(26,637)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gain) loss on equity investments	(11,825)	1,781	(4,108)
Noncash revenue from equity investments	—	(107)	(397)
Fair value adjustments	18,084	(11,359)	(28,263)
Depreciation and amortization	4,344	2,847	3,658
Stock-based compensation	39,630	26,490	10,545
Noncash research and development expenses	—	811	2,137
Noncash investment amortization	629	5,270	646
Loss on disposal of property and equipment	19	140	—
(Increase) decrease in assets, net of acquisition:
Accounts receivable, net	(23,697)	(321)	(12,747)
Unbilled and other receivables	(4,253)	(5,187)	3,468
Reduction in the carrying amount of right of use assets	7,287	5,799	5,342
Prepaid expenses and other assets	(7,067)	(1,121)	187
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	1,179	(411)	4,882
Accrued payroll, taxes, and benefits	6,477	6,405	4,966
Deferred revenue	(1,903)	(1,028)	59,705
Lease liabilities	1,900	(2,949)	(5,417)
Other accrued liabilities	(1,298)	3,490	(1,210)
Net cash (used in) provided by operating activities	(119,683)	(70,669)	16,757
Cash flows from investing activities:
Purchases of property and equipment	(8,014)	(7,167)	(2,538)
Purchases of equity investments	(600)	(3,700)	(2,869)
Distribution from equity investment	11,825	375	4,582
Proceeds from sale of equity investments	—	15,735	—
Acquisition, net of acquired cash	(6,427)	—	—
Purchases of marketable securities	(271,472)	(414,802)	(519,668)
Proceeds from maturity of marketable securities	364,711	392,747	138,772
Net cash provided by (used in) investing activities	90,023	(16,812)	(381,721)
Cash flows from financing activities:
Issuances of common stock upon initial public offering, net	—	—	211,491
Issuances of common stock upon follow-on public offering, net	—	—	325,600
Issuances of common stock upon stock option exercises	2,110	7,927	4,183
Contribution by noncontrolling interest	—	25	—
Net cash provided by financing activities	2,110	7,952	541,274
Net (decrease) increase in cash and cash equivalents and restricted cash	(27,550)	(79,529)	176,310
Cash and cash equivalents and restricted cash, beginning of year	123,267	202,796	26,486
Cash and cash equivalents and restricted cash, end of year	$95,717	$123,267	$202,796

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$787	$448	$381
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	169	705	8
Purchases of property and equipment in accrued liabilities	293	—	—
Acquisition of right to use assets, contingency resolution	1,513	—
Acquisitions of right of use assets	34,763	71,054	2,709
Acquisition of lease liabilities	34,430	71,054	—
Reclassification of deferred financing costs to additional paid-in capital	—	—	1,858
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, 2021, and 2020
(in thousands, except for share and per share amounts and note 3(c))
(1)    Description of Business

Schrödinger, Inc. (the “Company”) has developed a differentiated, physics-based computational platform that enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. The Company's software platform is licensed by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. The Company also applies its computational platform to a broad pipeline of drug discovery and development programs in collaboration with biopharmaceutical companies. In addition, the Company uses its platform to advance a pipeline of partnered and wholly-owned drug discovery programs, which the Company refers to as its proprietary drug discovery programs.
(2)    Significant Accounting Policies
(a)    Recently Issued Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers ("Topic 805"), which requires the measurement and recognition of contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers ("Topic 606"). This update replaces the existing guidance requiring contract assets and contract liabilities to be measured and recognized at fair value. The standard is effective on a prospective basis for annual periods beginning after December 15, 2022, including interim periods within the fiscal year, with early adoption permitted. The Company early adopted this new standard effective January 1, 2022 with no material impact on its consolidated financial statements.
(b)    Basis of Presentation and Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the assumptions used in the allocation of revenue and estimates regarding the progress of completing performance obligations under collaboration agreements. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.
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
(d)    Cash and Cash Equivalents and Marketable Securities and Restricted Cash
Included in cash and cash equivalents were cash equivalents of $78,066 and $90,477 as of December 31, 2022 and 2021, respectively, which consisted of money market funds and certificates of deposit, and are stated at cost, which approximates market value. The Company classifies all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company classifies all marketable securities, which consist of fixed income securities, as available for sale securities.
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
(e)    Accounts Receivable
Accounts receivable are stated at original invoice amount less an allowance for doubtful accounts. Management estimates the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Account balances are considered delinquent if payment is not received by the due date. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off is recorded when received. Changes in the balance of accounts deemed uncollectible were deemed immaterial as of December 31, 2022 and 2021. Interest is not charged on accounts receivable.
(f)    Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.
(g)    Property and Equipment
Property and equipment are stated at cost. The Company did not capitalize any interest during 2022 and 2021. Maintenance and repairs are expensed as incurred.
Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, which range from 3 to 10 years. Amortization of leasehold improvements is calculated using the straight‑line method over the remaining life of the lease or the useful life of the asset, whichever is shorter.
Property and equipment are reviewed for impairment as discussed below under Accounting for the Impairment of Long‑Lived Assets.
(h) Goodwill
Goodwill represents the excess purchase price over the fair value of net assets acquired which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets are separately recognized if the intangible asset is obtained through contractual or other legal right or if the intangible asset can be sold, transferred, licensed or exchanged.
Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount more likely than not exceeds the fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment.
We test our goodwill for impairment on October 1 of each year. In 2022, we evaluated our goodwill using a qualitative process. If the qualitative factors determine that it is more likely than not that the fair value exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. We have deemed our goodwill not impaired for the year ended December 31, 2022.
(i)    Accounting for the Impairment of Long‑Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, depending on the nature of the asset. No impairment was identified for the years ended December 31, 2022, 2021, and 2020.

(ij    Warranties
The Company typically warrants that its products will perform in a manner consistent with the product specifications provided to the customer for a period of 30 days. Historically, the Company has not been required to make payments under these obligations. Therefore, no liabilities for such obligations are presented in the consolidated financial statements.
(k)    Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and contract assets, which represent contracted unbilled receivables.
The Company does not require customers to provide collateral to support accounts receivable. If deemed necessary, credit reviews of significant new customers may be performed prior to extending credit. The determination of a customer’s ability to pay requires judgment, and failure to collect from a customer can adversely affect revenue, cash flows, and results of operations.
As of December 31, 2022, one customer accounted for 26% of total accounts receivable. As of December 31, 2021, three customers accounted for 17%, 15%, and 11% of total accounts receivable, respectively. As of December 31, 2022, two customers accounted for 23% and 17% of total contract assets, respectively. As of December 31, 2021, three customers accounted for 27%, 18%, and 17% of total contract assets, respectively. For the year ended December 31, 2022, one customer accounted for 16% of total revenues. For the year ended December 31, 2021, one customer accounted for 14% of total revenues. For the year ended December 31, 2020, no customers accounted for more than 10% of total revenues.
(l)    Royalties
Royalties represent a component of cost of revenues and consist of royalties paid to owners of intellectual property used in or bundled with the Company’s software. Generally, royalties are incurred and recorded at the time a customer enters into a binding purchase agreement, although some royalty agreements are based instead on cash collections. Royalty expense was $9,191, $9,826, and 7,663 for the years ended December 31, 2022, 2021, and 2020, respectively.
(m)    Software Development Costs
Costs to develop new software products and substantial enhancements to existing software products are expensed as incurred. Historically, the Company has not capitalized any software development costs because the software development process was essentially completed concurrent with the establishment of technological feasibility.
(n)    Research and Development and Advertising
Research and development and advertising costs are expensed as incurred. The Company did not incur any significant advertising costs in 2022, 2021, and 2020.
(o)    Stock‑Based Compensation
The Company calculates stock‑based compensation expense utilizing fair value–based methodologies and recognizes expense over the vesting period of such awards.
(p)    Commissions
Commissions represent a component of sales and marketing expense and consist of the variable compensation paid to the Company’s sales representatives. Generally, sales commissions are earned and recorded as expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales representatives are recoverable only in the case that the Company cannot collect against any invoiced fee associated with a sales order. Commission expense was $2,291, $1,829, and $1,362 in 2022, 2021, and 2020, respectively.

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
For further information regarding the Company’s equity investments, see Note 6, Fair Value Measurements, Note 11, Noncontrolling Interest, and Note 13, Equity Investments.
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

Company’s performance obligations are satisfied either over time or at a point in time, which can result in different revenue recognition patterns.
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Year Ended December 31,
	2022	2021	2020
Software products and services – point in time	47.3%	55.5%	55.0%
Software products and services – over time	27.6	26.6	30.6
Drug Discovery – point in time	8.8	3.3	6.7
Drug Discovery – over time	16.3	14.6	7.7
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

Professional services. Professional services include training, technical setup, installation or assisting customers with modeling and structural biology services, where the Company uses its software to perform tasks such as virtual screening and homology modeling on behalf of the Company’s customers. These services are generally not related to the core functionality of the Company’s software and are recognized as revenue when resources are consumed. The Company has historically estimated project status with relative accuracy, although a number of internal and external factors can affect such estimates, including labor rates, utilization and efficiency variances. Payments for services are due in advance or upon consumption of resources.

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

The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry to the agreement and $1,000 upon each of the first and second anniversary of the agreement. As of December 31, 2022, the Company had no deferred revenue balance related to this agreement. As of December 31, 2022, the Company had no accounts receivable related to this agreement.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Year Ended December 31,
	2022	2021	2020
On-premise software	$84,487	$74,598	$58,311
Hosted software	14,890	11,076	9,192
Software maintenance	19,996	17,294	14,465
Professional services	15,205	9,268	9,562
Revenue from contracts with customers	134,578	112,236	91,530
Software contribution	1,000	1,000	1,000
Total software revenue	$135,578	$113,236	$92,530
(b)    Drug Discovery
Drug discovery services. Revenue from drug discovery and collaboration services contracts is recognized either over time or at a point in time, typically by using costs incurred, hours expended to measure progress, or based on the achievement of milestones. Payments for services are generally due upfront at the start of a contract, upon achieving milestones stated in a contract, or upon consumption of resources. Services may at times include variable consideration, and the Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. Upon removal of the constraint on variable consideration, revenue may be recognized at a point in time by applying the allocation guidance of Topic 606.

As of December 31, 2022, 2021, and 2020, milestones not yet achieved that were determined to be probable of achievement totaled $4,000, $2,250, and $250, respectively, and $3,939, $2,250, and $85 of those milestones were recognized as revenue for the years ended December 31, 2022, 2021, and 2020, respectively.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health, which began in November 2021. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of December 31, 2022 and 2021, the Company had deferred revenue balances related to this agreement of $1,718 and $1,129, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Year Ended December 31,
	2022	2021	2020
Drug discovery services revenue from contracts with customers	$43,427	$24,584	$15,565
Drug discovery contribution	1,950	111	—
Total drug discovery revenue	$45,377	$24,695	$15,565
(c)    Collaboration and License Agreement
On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS have agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1/KRAS, which were two of the Company’s wholly-owned programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to the Company. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to the Company, which increased revenue recognition due to the accelerated completion of our obligations related to the program. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront fee payment of $55.0 million in November 2020 and an additional upfront payment in December 2022. The Company also is eligible to receive up to $2.7 billion in total milestone payments across all potential targets, consisting of: a) up to $585.0 million in milestone payments per oncology target, including $360.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones; and b) up to $489.0 million in milestone payments per neurology and immunology target, including $264.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones.
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
During the years ended December 31, 2022, 2021, and 2020, the Company recognized $22.1 million, $13.7 million, and $1.0 million, respectively, associated with the agreement based on the research activities performed. As of December 31, 2022 and 2021, there was $25.5 and $40.3 of deferred revenue related to the agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed. There was $8.0 of outstanding receivables for this collaboration as of December 31, 2022.

(d)    Significant Judgments
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
The Company is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. For collaborative arrangements which we are eligible to receive variable consideration in the form of milestones payments, we evaluate whether the milestones are considered probable of being achieved. If it is probable that a significant revenue reversal would not occur, the constraint is removed and value of the associated milestone is included in the estimated transaction price using the most likely amount method based on contractual requirements and historical experience. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is allocated to each separate performance obligation on a relative SSP basis consistent with the allocation objectives of Topic 606.
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
The Company’s estimates related to revenue recognition may require significant judgment and a change in these estimates could have an effect on the Company’s results of operations during the periods involved.
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
Contract balances were as follows:

	As of December 31, 2022	As of December 31, 2021
Contract assets	$11,378	$8,271
Deferred revenue, short-term:
Software products and services	37,085	32,945
Drug discovery	20,846	22,423
Deferred revenue, long-term:
Software products and services	2,526	3,938
Drug discovery	23,072	26,126
For the years ended December 31, 2022 and 2021, respectively, the Company recognized $60,039 and $42,127 of revenue that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 69% of its December 31, 2022 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $20,205 as of December 31, 2022.
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
(4)    Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2022	2021
Computers and equipment	$20,387	$16,059
Leasehold improvements	2,229	2,276
Furniture and fixtures	5,665	4,045
Lab equipment	76	—
	28,357	22,380
Less accumulated depreciation	(14,113)	(12,355)
	$14,244	$10,025

Depreciation expense for 2022, 2021, and 2020 was $3,831, $2,847, and $3,658, respectively, and is included within cost of revenues and research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations.
(5)    Business Acquisition
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
The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company as of the January 14, 2022 acquisition date. The business combination accounting under Topic 805 was finalized for this acquisition during the three months ended June 30, 2022, with no changes to the provisional amounts disclosed for the three months ended March 31, 2022. The Company has elected to use both practical expedients provided by ASU No. 2021-08 for the valuation of contract assets and contract liabilities from contracts with customers, with no material impact to the consolidated financial statements.

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
	$1,100
The results of operations for XTAL beginning as of the January 14, 2022 acquisition date are included in these consolidated financial statements. For the fiscal year ended December 31, 2022, the amount of revenues and net income of XTAL were not material to the consolidated financial statements taken as a whole. Because the pro forma results of operations of the Company for the periods presented in these consolidated financial statements would not be materially different as a result of the acquisition, such information is not presented. The costs incurred to acquire XTAL were not material and have been fully expensed and are included in general and administrative expenses in the consolidated statements of operations. Amortization of intangibles was $513 and zero in general and administrative expenses as of December 31, 2022 and 2021, respectively.

(6)    Fair Value Measurements
Various inputs are used in determining the fair value of the Company’s financial assets and liabilities. These inputs are summarized into the following three broad categories:
Level 1 – quoted prices in active markets for identical securities
Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, credit risk, etc.
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of December 31, 2022 and 2021. The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$95,717	$—	$—	$95,717
Marketable securities	$—	$360,613	$—	$360,613
Equity investments	22,335	—	1,629	23,964
Total	$118,052	$360,613	$1,629	$480,294
The following table presents information about the Company’s assets and liabilities measured at fair value as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$123,267	$—	$—	$123,267
Marketable securities	$—	$456,212	$—	$456,212
Equity investments	39,561	—	1,887	41,448
Total	$162,828	$456,212	$1,887	$620,927

Fair value of the Company’s investments in Nimbus Therapeutics, LLC (“Nimbus”), Structure Therapeutics Inc., formerly known as ShouTi Inc., (“Structure Therapeutics”), and Eonix, LLC (“Eonix”), classified as Level 3 in the fair value hierarchy, was determined under the hypothetical liquidated book value method (“HLBV method”), as further described in Note 13, Equity Investments. Significant unobservable inputs used under the HLBV method include Nimbus’, Structure Therapeutics’, and Eonix’s annual financial statements and the Company’s respective liquidation priorities. The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2020	$—
Cash contributions	2,000
Unrealized loss	(113)
As of December 31, 2021	1,887
Cash contributions	600
Unrealized loss	(858)
As of December 31, 2022	$1,629
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the consolidated statements of operations. During the years ended December 31, 2022 and

2021, there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 13, Equity Investments, for further information.
(7)    Commitments and Contingencies
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of December 31, 2022, the remaining weighted average lease term was 13 years.
During the year ended December 31, 2022, right-of-use (“ROU”) assets increased by $34,763 due to the accounting commencement of seven new leases and by $2,824 due to a contingency resolution associated with the Company’s New York office lease. During the same period, lease liabilities increased by $34,430 due the accounting commencement of the new leases.

On August 15, 2022, the Company entered into an office lease agreement for 17,500 square feet of office space in Framingham, Massachusetts. Under the terms of the agreement, the Company is obligated to pay base rent of approximately $114 per month with a 2% annual rental escalation each year. The Company estimates that the lease commencement date will occur during the three months ending June 30, 2023 and continue to the end of the lease, which is ten years after commencement.

On December 20, 2022, the Company entered into a service agreement with a contract research organization, which includes the use of 12,000 square feet of lab space and lab equipment in Hyderabad, India. This agreement has been identified as an embedded lease in this contract research agreement. Under the terms of the agreement, the Company is obligated to pay a base fee of approximately $29 per month for the first year, and $56 per month for the four remaining years. The Company estimates that the lease commencement date will occur during the three months ending June 30, 2023 and continue to the end of the lease, which is five years after commencement.
Variable and short-term lease costs were immaterial for the year ended December 31, 2022. Additional details of the Company’s operating leases are presented in the following table:

	Year Ended December 31,
	2022	2021	2020
Operating lease costs	$11,999	$7,627	$5,895
Cash paid for operating leases	3,275	4,561	6,050

Maturities of operating lease liabilities as of December 31, 2022 under noncancelable operating leases were as follows:

Year ending December 31:
2023	$11,396
2024	14,454
2025	14,547
2026	14,142
2027	12,978
Thereafter	119,602
Total future minimum lease payments	187,119
Less: imputed interest	(70,628)
Present value of future minimum lease payments	116,491
Less: current portion of operating leases payments	(11,006)
Lease liabilities, long-term	$105,485
(b)    Legal Matters
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.
(8)    Income Taxes
Income tax expense is comprised of the following:

	Year ended December 31,
	2022	2021	2020
Current:
Federal	$(195)	$—	$—
State	(280)	67	178
Foreign	538	344	167
Current income tax expense	63	411	345
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Deferred income tax expense	—	—	—
Income tax expense	$63	$411	$345
Components of loss before income taxes by tax jurisdiction were as follows:

	Year ended December 31,
	2022	2021	2020
United States	$(150,147)	$(101,341)	$(24,567)
Foreign	1,021	1,359	449
Loss before income taxes	$(149,126)	$(99,982)	$(24,118)

Reconciliation of income tax expense at the applicable statutory income tax rates to the effective income tax rate is as follows:

	Year ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	5.1	4.9	14.2
Section 162(m) limitation	(1.1)	(5.2)	(12.8)
Stock compensation	0.6	12.4	68.5
Return-to-provision adjustments	0.2	(1.7)	(1.3)
Research and development credit	3.1	6.3	6.2
Tax contingencies, net of reversals	(0.3)	(0.7)	(0.6)
Change in valuation allowance	(28.6)	(37.2)	(95.0)
Other	—	(0.2)	(1.6)
Effective income tax rate	—%	(0.4)%	(1.4)%
The income tax expense for the years ended December 31, 2022, 2021, and 2020 primarily related to state taxes and taxes in foreign jurisdictions.
The total change in valuation allowance for the year ended December 31, 2022 was $42,653, which primarily was due to the generation of net operating losses.
Tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities were as follows:

	As of December 31,
	2022	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$67,758	$67,985	$51,498
Accrued expenses	48,873	10,309	7,918
Deferred revenue	6,532	10,632	394
Lease liabilities	28,952	18,773	2,165
Credits	18,456	14,559	8,752
Gross deferred tax assets	170,571	122,258	70,727
Less valuation allowance	(137,957)	(95,304)	(58,155)
Net deferred tax assets	32,614	26,954	12,572
Deferred income tax liabilities:
Unrealized gain on equity investments	(4,439)	(8,545)	(10,185)
Prepaid expenses	(1,435)	(969)	(889)
Depreciation and amortization	(26,740)	(17,440)	(1,498)
Net deferred income tax assets	$—	$—	$—
As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of $270,940 and $169,955, respectively. These carryforwards, with the exception of federal NOLs generated post 2017, will expire between 2023 and 2042 if not used by the Company to reduce income taxes payable in future periods. Utilization of post 2017 federal NOL carryforwards are limited to 80% of taxable income generated in a given year and carry forward indefinitely. As of December 31, 2022, the Company had federal and state research and development tax credit carryforwards of $19,521 and $1,318, respectively. These carryforwards will expire between 2023 and 2042 if not used by the Company to reduce income taxes payable in future periods.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2022 and determined that such an ownership change occurred on March 31, 2021. There was no material impact to the financial statements due to this ownership change.
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
The Company classifies interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statement of operations. Following is a reconciliation of total gross unrecognized tax benefits:

	Year ended December 31,
	2022	2021	2020
Balance, January 1	$1,702	$1,046	$902
Additions for tax positions taken in prior years	35	282	25
Reductions for tax positions taken in prior years	(24)	(20)	(16)
Additions for tax positions related to the current year	429	394	135
Balance, December 31	$2,142	$1,702	$1,046
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next 12 months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of December 31, 2022, the Company’s statutes of limitations are open for all federal and state years tax returns filed after the years ended December 31, 2018 and 2017, respectively. Net operating loss and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
(9)    Stockholders’ Equity (Deficit)
(a)    Common Stock
As of December 31, 2022, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of December 31, 2022, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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

(c)    Preferred Stock
As of December 31, 2022, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(10)    Stock-Based Compensation
Stock Incentive Plans
As of December 31, 2022, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), the 2021 Inducement Equity Incentive Plan, as amended (the “2021 Plan”), and the 2022 Equity Incentive Plan (the “2022 Plan”) (together, the “Plans”).
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
As of December 31, 2022, there were 5,470,240 shares available for grant under the Plans. The following table presents classification of stock-based compensation expense within the consolidated statements of operations:

	Year Ended December 31,
	2022	2021	2020
Cost of sales	$5,382	$3,858	$1,384
Research and development	11,816	7,440	3,050
Sales and marketing	2,818	1,281	516
General and administrative	19,614	13,911	5,595
Total stock-based compensation	$39,630	$26,490	$10,545
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

Restricted stock unit activity was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Beginning, January 1, 2022	—	$—
Granted	57,600	26.86
Vested	—	—
Forfeited	(8,800)	27.76
Balance, December 31, 2022	48,800	26.69
The weighted average grant date fair value for each RSU granted during the year ended December 31, 2022 was $26.86. There was no intrinsic value of RSUs settled during 2022.
As of December 31, 2022, there was $1,012 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.11 years. No RSUs vested during twelve months ended December 31, 2022.
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
Performance based restricted stock unit activity was as follows:

	Number of shares	Weighted Average Grant Date Fair Value Per Share
Beginning, January 1, 2022	—	$—
Granted	30,150	28.55
Vested	—	—
Forfeited	—	—
Balance, December 31, 2022	30,150	28.55
During the year ended December 31, 2022, the Company awarded 90,000 PRSUs to an employee of which 30,150 PRSUs were considered granted under ASC 718, Compensation—Stock Compensation. The weighted average grant date fair value for each PRSU granted during the year ended December 31, 2022 was $28.55. There was no intrinsic value of PRSUs settled during the year ended December 31, 2022. No PRSUs vested during the year ended December 31, 2022. Of the 30,150 PRSUs that were considered granted during the year ended December 31, 2022, 18,000 of the PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2023 and 12,150 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the

Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2024. No conditions were determined to be probable as of December 31, 2022 and no expense was recorded during the year ended December 31, 2022.
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
During the years ended December 31, 2022, 2021, and 2020, 329,224, 1,120,981, and 1,398,177 options under the Plans were exercised for total proceeds of $2,110, $7,927, and $4,183, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during the years ended December 31, 2022, 2021, and 2020 were calculated using an average of historical exercises. Estimated volatility for 2022, 2021, and 2020 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Year Ended December 31,
	2022	2021	2020
Valuation assumptions
Expected dividend yield	—%	—%	—%
Expected volatility	57%	59%	60%
Expected term (years)	4.78	4.66	4.49
Risk-free interest rate	2.13%	0.71%	1.46%
Stock option activity was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Beginning, January 1, 2022	7,680,341	$30.19
Granted	4,060,060	27.48
Exercised	(329,224)	6.41
Forfeited	(450,653)	37.06
Expired	(26,297)	74.68
Balance, December 31, 2022	10,934,227	29.56	7.60	$37,823
Exercisable, December 31, 2022	5,210,425	23.39	6.40	$35,563
The weighted average grant date fair value per share of options granted during the years ended December 31, 2022, 2021, and 2020 was $13.67, $45.07, and $9.55, respectively. The intrinsic value of options exercised during the years ended December 31, 2022, 2021, and 2020 was $6,548, $71,308, and $87,946, respectively.

As of December 31, 2022, there was $86,628 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.54 years. The fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $43,559, $19,080, and $3,153, respectively.
(11)    Noncontrolling Interest
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
(12)    Net Loss per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the years presented (in thousands, except for share and per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(149,186)	$(100,393)	$(24,463)
Denominator:
Weighted average shares used to compute net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	71,173,419	70,594,950	60,024,658
Net loss per share attributable to Schrödinger common and limited common stockholders, basic and diluted:	$(2.10)	$(1.42)	$(0.41)
Since the Company was in a loss position for all years presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2022	2021	2020
Shares subject to outstanding common stock options and RSUs	11,013,177	7,680,341	7,257,460
	11,013,177	7,680,341	7,257,460

(13)    Equity Investments
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
The carrying value of the Nimbus investment was zero as of December 31, 2022 and December 31, 2021. The Company has no obligation to fund Nimbus losses in excess of its initial investment. The Company reported losses of zero, zero, and $2,977 on the Nimbus investment during the years ended December 31, 2022, 2021, and 2020, respectively.
(b)    Morphic
The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.
During the year ended December 31, 2022, the Company reported a loss of $17,226 on the Morphic investment. During the years ended December 31, 2021 and 2020, the Company reported gains of $11,548, and $13,685 on the Morphic investment, respectively. As of December 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in Morphic was $22,335 and $39,561, respectively.
(c)    Ravenna
In connection with the merger of Petra Pharma Corporation ("Petra") and a third party, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of December 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in Ravenna was $19. The Company reported losses of zero, $75, and zero on the Ravenna investment during 2022, 2021, and 2020, respectively.
(d)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of December 31, 2022 and December 31, 2021, the carrying value of the Company’s investment in Ajax was $1,700.
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
The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in Structure Therapeutics. The carrying value of Structure Therapeutics was $1,629 and $1,887 as of December 31, 2022 and December 31, 2021, respectively. The Company has no obligation to fund Structure Therapeutics losses in excess of its initial investment. For the years ended December 31, 2022 and 2021, the Company recorded losses of $858 and $113, respectively, on the Structure Therapeutics investment.
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
The Company has determined that the HLBV method for valuing contractual rights to substantive profits provides the best representation of its financial position in Eonix. The carrying value of Eonix was zero as of December 31, 2022. For the year ended December 31, 2022, there was no gain or loss on the Eonix investment.
(14)    Employee Benefit Plan
The Company offers a 401(k) employee savings plan to its U.S.‑based employees. The Company made discretionary matching contributions equal to 100% of the first 4% of compensation contributed by employees for the years ended December 31, 2022, 2021, and 2020. Matching contributions during 2022, 2021, and 2020 were $3,243, $2,592, and $1,748, respectively.
(15)    Related Party Transactions
(a)    Board Member
For the years ended December 31, 2022, 2021, and 2020, the Company paid consulting fees of $410, $390, and $364, respectively, to a member of its board of directors.
(b)    Bill and Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $387, $1,160, and $2,094 for the years ended ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the Company had net receivables of $20 and $165, respectively, due from the Bill & Melinda Gates Foundation.

For the three months and year ended December 31, 2022, the Company recognized $573 and $1,949, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of December 31, 2022, the Company had no receivables due under this agreement from the Bill & Melinda Gates Foundation. As of December 31, 2022 and 2021, restricted cash on hand related to the arrangement was $1,742 and $1,130, respectively.
The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement, and $1,000 in contribution revenue in the second quarter of 2022 on the second anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of December 31, 2022 and 2021, the Company had no net receivables due from Gates Ventures, LLC.

(c)    Structure Therapeutics
During the year ended December 31, 2021, the Company entered into multiple software agreements with Structure Therapeutics and its subsidiary for approximately $650. The Company recognized revenue of approximately $297 in the aggregate related to these agreements during the year ended December 31, 2022.
(16)    Segment Reporting
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
Presented below is financial information with respect to the Company’s reportable segments for the years presented:

	Year Ended December 31,
	2022	2021	2020
Segment revenues:
Software	$135,578	$113,236	$92,530
Drug discovery	45,377	24,695	15,565
Total segment revenues	$180,955	$137,931	$108,095
Segment gross profit:
Software	$106,002	$86,741	$74,527
Drug discovery	(4,980)	(21,121)	(11,055)
Total segment gross profit	101,022	65,620	63,472
Unallocated:
Research and development	(126,372)	(90,904)	(64,695)
Sales and marketing	(30,642)	(22,150)	(17,795)
General and administrative	(90,825)	(64,009)	(41,898)
Gain (loss) on equity investments	11,825	(1,781)	4,108
Change in fair value	(18,084)	11,359	28,263
Other income	3,950	1,057	2,253
Income tax (expense) benefit	(63)	(411)	(345)
Consolidated net loss	$(149,189)	$(101,219)	$(26,637)

The following table sets forth revenues by geographic area for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021	2020
United States	$123,555	$90,398	$60,737
Europe	33,049	27,810	24,370
Japan	10,469	8,565	14,558
Rest of World	13,882	11,158	8,430
	$180,955	$137,931	$108,095
(17)    Subsequent Events
On February 13, 2023, on account of its equity position in Nimbus, the Company reported the receipt of a $111,300 cash distribution from Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858. The Company expects to receive from Nimbus a second cash distribution of $36,000 in the second quarter of 2023, for a total cash distribution of $147,300. The Company will record a gain on this transaction in the first quarter of 2023.

On February 7, 2023, Structure Therapeutics completed its initial public offering ("IPO"). The Company participated in the IPO and purchased 275,000 American Depository Shares ("ADS") at $15 per ADS in the IPO. Each ADS represents three ordinary shares. The Company also owns 3,260,495 ordinary shares in Structure Therapeutics.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2022. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022 because of the material weakness in our internal control over financial reporting described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed our internal control over financial reporting as of December 31, 2022, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022, due to a material weakness in our internal control over financial reporting. The material weakness related to a deficiency in the design of our control in our revenue process to determine whether performance milestones in a newly executed drug discovery arrangement were probable of achievement and the constraint on variable consideration in the form of milestone payments can be removed. The deficiency was a result of ineffective risk assessment as our existing controls were designed insufficiently to identify a change in timing of performance milestones in the newly executed contract.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness described above resulted in a $1.7 million understatement of drug discovery revenue and a related understatement of contract assets that were corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2022.
Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of our internal control over financial reporting. KPMG LLP’s report is included in Item 8 of this Annual Report.
Remediation Plan and Status
Our Board of Directors and management are committed to maintaining a strong internal control environment. We have developed a detailed remediation plan and are making progress in what will be a multi-step process to fully remediate the material weakness described above. Specifically, as of December 31, 2022, we are in the process of implementing and expanding our controls and procedures in our revenue process in order to timely identify changes to the timing of when a performance milestone becomes probable of achievement in drug discovery arrangements and to ensure such determinations are made through the end of the reporting period. In addition, we will continue to assess risks on an ongoing basis to timely identify changes in our business that may create new exposures or risk categories, and we plan to conduct a comprehensive review and, as applicable, update our existing internal control framework to ensure that we have identified, developed, and deployed the appropriate business process controls to address the new exposures or risk categories that are identified.
The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the measures described above will remediate this material weakness and strengthen our internal control over financial reporting. As we continue to evaluate and work to remediate this material weakness, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.
Changes in Internal Control Over Financial Reporting
Other than the changes related to the ongoing remediation efforts described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations of Internal Controls
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting or disclosure controls and procedures. However, these inherent limitations are known features of the disclosure and financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2022 pursuant to General Instruction G(3) of Form 10-K.
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
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2022 pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2022 pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2022 pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2023 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2022 pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)Financial Statements
The following documents are included on pages F-2 through F-11 attached hereto and are filed as part of this Annual Report.
(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits
The exhibits filed as part of this Annual Report are listed below.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-39206	3.1	2/10/2020
3.2	Amended and Restated Bylaws	8-K	001-39206	3.2	2/10/2020
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-235890	4.1	1/27/2020
4.2	Amended and Restated Share Exchange Agreement, dated January 24, 2020, by and between the Registrant and Bill & Melinda Gates Foundation Trust	S-1/A	333-235890	4.2	1/27/2020
4.3	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-39206	4.3	3/4/2021
10.1	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and the other parties thereto, as amended	S-1/A	333-235890	10.1	1/27/2020
10.2+	2010 Stock Plan, as amended	S-1	333-235890	10.2	1/10/2020
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Stock Plan	S-1	333-235890	10.3	1/10/2020
10.4+	2020 Equity Incentive Plan	S-1/A	333-235890	10.4	1/27/2020
10.5+	Form of Stock Option Agreement and Form of Restricted Stock Unit Agreement for U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.5	2/24/2022

10.6+	Form of Stock Option Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-Q	001-39206	10.2	11/12/2020
10.7+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.6	2/24/2022
10.8+	2020 Employee Stock Purchase Plan	S-1/A	333-235890	10.6	1/27/2020
10.9+	Third Amended and Restated Director Compensation Policy	10-Q	001-39206	10.3	5/4/2022
10.10+	Senior Executive Incentive Compensation Plan	S-1	333-235890	10.8	1/10/2020
10.11+	Amended and Restated Executive Severance and Change in Control Benefits Plan, as amended	8-K	001-39206	10.2	8/18/2022
10.12+	Employment Agreement, dated May 11, 2010, by and between the Registrant and Ramy Farid	S-1	333-235890	10.10	1/10/2020
10.13+	Employment Agreement, dated August 16, 2022, by and between the Registrant and Geoffrey Porges	8-K	001-39206	10.1	8/18/2022
10.14+	Employment Agreement, dated November 14, 2018, by and between the Registrant and Joel Lebowitz	S-1	333-235890	10.11	1/10/2020
10.15+	Employment Agreement, dated March 17, 2003, by and between the Registrant and Jenny Herman					X
10.16+	Transition, Separation and Release of Claims Agreement, dated as of February 28, 2022, by and between the Registrant and Joel Lebowitz	8-K	001-39206	10.1	3/2/2022
10.17+	Consulting Agreement, dated as of February 28, 2022, by and between the Registrant and Joel Lebowitz	8-K	001-39206	10.2	3/2/2022
10.18+	Employment Agreement, dated May 14, 2018, by and between the Registrant and Karen Akinsanya	S-1	333-235890	10.14	1/10/2020
10.19+	Employment Agreement, dated April 27, 2010, by and between the Registrant and Yvonne Tran	S-1	333-235890	10.16	1/10/2020
10.20+	Employment Agreement, dated September 11, 2006, by and between the Registrant and Patrick Lorton	S-1	333-235890	10.17	1/10/2020
10.21+	Employment Agreement, dated March 9, 2009, by and between the Registrant and Robert Abel	S-1	333-235890	10.19	1/10/2020
10.22+	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended	10-Q	001-39206	10.1	11/3/2022
10.23+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-235890	10.21	1/10/2020
10.24	Office Lease Agreement, dated April 5, 2021, by and between the Registrant and SPUSV5 1540 Broadway, LLC	8-K	001-39206	10.1	4/8/2021
10.25	First Amendment to Lease, dated May 19, 2022, by and between the Registrant and SPUSV5 1540 Broadway, LLC	10-Q	001-39206	10.1	8/4/2022
10.26	Lease, dated August 6, 2008, between One Main Place Portland – Oregon, Inc., Landlord, and Registrant, Tenant, as amended	S-1	333-235890	10.23	1/10/2020
10.27	Office Lease Amendment, dated May 6, 2021, by and between Registrant and MADISON-OFC ONE MAIN PLACE OR LLC	10-Q	001-39206	10.2	8/12/2021

10.28†	Agreement, dated as of May 5, 1994, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.24	1/10/2020
10.29†	Agreement, dated as of July 15, 1998, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.25	1/10/2020
10.30†	Agreement, dated as of September 2001, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC, as amended	S-1	333-235890	10.26	1/10/2020
10.31†	Agreement, dated as of June 19, 2003, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.27	1/10/2020
10.32†	Software and Patent License Agreement, dated May 27, 2008, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.28	1/10/2020
10.33†	Services Royalty Amendment, dated November 1, 2008, by and between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.29	1/10/2020
10.34†	Services Agreement, dated June 25, 2013, between D.E. Shaw India Software Private Limited and Schrödinger, LLC, as amended	S-1	333-235890	10.30	1/10/2020
10.35†	License and Software Development Agreement, dated March 14, 2013, by and between D. E. Shaw Research LLC and Schrödinger, LLC	S-1	333-235890	10.31	1/10/2020
10.36†	Amended and Restated License and Software Development Agreement, dated May 20, 2014, by and between D. E. Shaw Research, LLC and Schrödinger, LLC	S-1	333-235890	10.32	1/10/2020
10.37+	Global Bonus Plan	S-1/A	333-235890	10.33	1/27/2020
10.38†	Independent Contractor Agreement, dated June 23, 2020, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.2	8/10/2020
10.39†	Collaboration and License Agreement, dated November 22, 2020, by and between the Registrant and Bristol-Myers Squibb Company	10-K	001-39206	10.37	3/4/2021
10.40†	First Amendment to Collaboration and License Agreement, dated December 21, 2022, by and between the Registrant and Bristol-Myers Squibb Company					X
10.41+	2021 Inducement Equity Incentive Plan, as amended	10-Q	001-39206	10.4	11/3/2022
10.42+	Nonstatutory Stock Option Agreement under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.39	3/4/2021
10.43+	Form of Option Agreement for Non-U.S. Participants under the 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.3	8/4/2022
10.44+	Restricted Stock Unit Agreement for U.S. Participants under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.40	3/4/2021
10.45+	Restricted Stock Unit Agreement for Non-U.S. Participants under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.41	3/4/2021

10.46+	Schrödinger, Inc. 2022 Equity Incentive Plan	8-K	001-39206	99.1	6/16/2022
10.47+	Form of Option Agreement for U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.4	8/4/2022
10.48+	Form of Option Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.5	8/4/2022
10.49+	Form of Restricted Stock Unit Agreement for U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.6	8/4/2022
10.50+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.7	8/4/2022
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.	X

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Schrödinger, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHRÖDINGER, INC.

Date: February 28, 2023	By:	/s/ Ramy Farid

Ramy Farid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ramy Farid	President and Chief Executive Officer, Director	February 28, 2023
Ramy Farid, Ph.D.	(Principal Executive Officer)

/s/ Geoffrey Porges, MBBS	Executive Vice President and Chief Financial Officer	February 28, 2023
Geoffrey Porges	(Principal Financial Officer)

/s/ Jenny Herman	Senior Vice President, Finance and Corporate Controller	February 28, 2023
Jenny Herman	(Principal Accounting Officer)

/s/ Michael Lynton	Chairman of the Board	February 28, 2023
Michael Lynton

/s/ Jeffrey Chodakewitz	Director	February 28, 2023
Jeffrey Chodakewitz, M.D.

/s/ Richard Friesner	Director	February 28, 2023
Richard Friesner, Ph.D.

/s/ Gary Ginsberg	Director	February 28, 2023
Gary Ginsberg

/s/ Rosana Kapeller-Libermann	Director	February 28, 2023
Rosana Kapeller-Libermann, M.D., Ph.D.

/s/ Arun Oberoi	Director	February 28, 2023
Arun Oberoi

/s/ Gary Sender	Director	February 28, 2023
Gary Sender

/s/ Nancy Thornberry	Director	February 28, 2023
Nancy Thornberry