Form 10-Q
period 2023-03-31
Schrodinger, Inc.
filed 2023-05-04
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2023, the registrant had 62,365,703 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
•the potential impact of public health epidemics or pandemics, including the COVID-19 pandemic;
•the potential impact of general economic conditions, including inflation and interest rates;
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
•We identified a material weakness in our internal control over our financial reporting. If we are unable to remediate this material weakness, we may not be able to accurately or timely report our financial condition or results of operations, and we may conclude that our internal control over financial reporting is not effective, which could adversely impact our investors’ confidence and our stock price.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$233,206	$90,474
Restricted cash	4,486	5,243
Marketable securities	294,482	360,613
Accounts receivable, net of allowance for doubtful accounts of $125 and $125	46,691	55,953
Unbilled and other receivables, net for allowance for unbilled receivables of $100 and $100	13,473	13,137
Prepaid expenses	11,396	8,569
Total current assets	603,734	533,989
Property and equipment, net	16,493	14,244
Equity investments	101,539	25,683
Goodwill	4,791	4,791
Intangible assets, net	—	587
Right of use assets	105,982	105,982
Other assets	6,234	3,311
Total assets	$838,773	$688,587
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$11,987	$9,470
Income taxes payable	26,318	355
Accrued payroll, taxes, and benefits	13,152	24,882
Deferred revenue	51,578	57,931
Lease liabilities	11,810	11,006
Other accrued liabilities	8,562	5,166
Total current liabilities	123,407	108,810
Deferred revenue, long-term	20,348	25,598
Lease liabilities, long-term	104,058	105,485
Other liabilities, long-term	700	800
Total liabilities	248,513	240,693
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 62,362,015 and 62,163,739 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	623	622
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	92	92
Additional paid-in capital	840,446	828,700
Accumulated deficit	(250,002)	(379,138)
Accumulated other comprehensive loss	(899)	(2,382)
Total stockholders' equity	590,260	447,894
Total liabilities and stockholders' equity	$838,773	$688,587
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Software products and services	$32,213	$33,081
Drug discovery	32,569	15,582
Total revenues	64,782	48,663
Cost of revenues:
Software products and services	7,115	7,511
Drug discovery	11,974	13,169
Total cost of revenues	19,089	20,680
Gross profit	45,693	27,983
Operating expenses:
Research and development	40,741	27,822
Sales and marketing	9,145	6,671
General and administrative	26,308	22,133
Total operating expenses	76,194	56,626
Loss from operations	(30,501)	(28,643)
Other income (expense):
Gain on equity investments	147,322	—
Change in fair value	35,737	(6,164)
Other income	2,937	339
Total other income (expense)	185,996	(5,825)
Income (loss) before income taxes	155,495	(34,468)
Income tax expense (benefit)	26,359	(28)
Net income (loss)	$129,136	$(34,440)
Net income (loss) per share of common and limited common stockholders, basic:	$1.81	$(0.48)
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, basic:	71,467,097	71,050,432

Net income (loss) per share of common and limited common stockholders, diluted:	$1.75	$(0.48)
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, diluted:	73,818,611	71,050,432
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$129,136	$(34,440)
Changes in market value of investments, net of tax:
Unrealized gain (loss) on marketable securities	1,483	(2,006)
Comprehensive income (loss)	$130,619	$(36,446)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	62,163,739	$622	9,164,193	$92	$828,700	$(379,138)	$(2,382)	$447,894
Change in unrealized gain on marketable securities	—	—	—	—	—	—	1,483	1,483
Issuances of common stock upon stock option exercises	186,201	1	—	—	866	—	—	867
Issuance of common stock upon vesting of RSUs	12,075	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,880	—	—	10,880
Net income	—	—	—	—	—	129,136	—	129,136
Balance at March 31, 2023	62,362,015	$623	9,164,193	$92	$840,446	$(250,002)	$(899)	$590,260

Balance at December 31, 2021	61,834,515	$618	9,164,193	$92	$786,964	$(229,952)	$(651)	$557,071
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(2,006)	(2,006)
Issuances of common stock upon stock option exercises	137,885	2	—	—	906	—	—	908
Stock-based compensation	—	—	—	—	9,134	—	—	9,134
Net loss	—	—	—	—	—	(34,440)	—	(34,440)
Balance at March 31, 2022	61,972,400	$620	9,164,193	$92	$797,004	$(264,392)	$(2,657)	$530,667
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$129,136	$(34,440)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on equity investments	(147,322)	—
Fair value adjustments	(35,737)	6,164
Depreciation and amortization	1,760	969
Stock-based compensation	10,880	9,134
Noncash investment (accretion) amortization	(964)	1,504
Gain on disposal of property and equipment	—	(4)
Decrease (increase) in assets, net of acquisition:
Accounts receivable, net	9,262	2,935
Unbilled and other receivables	(336)	(7,390)
Reduction in the carrying amount of right of use assets	—	1,221
Prepaid expenses and other assets	(5,750)	(7,725)
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	2,468	1,328
Income taxes payable	25,963	43
Accrued payroll, taxes, and benefits	(11,730)	(7,454)
Deferred revenue	(11,603)	(7,079)
Lease liabilities	(623)	489
Other accrued liabilities	3,502	594
Net cash used in operating activities	(31,094)	(39,711)
Cash flows from investing activities:
Purchases of property and equipment	(3,580)	(1,696)
Purchases of equity investments	(4,125)	—
Distribution from equity investment	111,329	—
Acquisition, net of acquired cash	—	(6,427)
Purchases of marketable securities	(58,823)	(55,068)
Proceeds from maturity of marketable securities	127,401	99,495
Net cash provided by investing activities	172,202	36,304
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	867	908
Net cash provided by financing activities	867	908
Net increase (decrease) in cash and cash equivalents and restricted cash	141,975	(2,499)
Cash and cash equivalents and restricted cash, beginning of period	95,717	123,267
Cash and cash equivalents and restricted cash, end of period	$237,692	$120,768

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$86	$37
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	218	317
Purchases of property and equipment in accrued liabilities	86	343
Acquisition of right to use assets, contingency resolution	1,820	1,513
Acquisition of right of use assets	—	1,146
Acquisition of lease liabilities	—	1,146
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2023 and 2022
(in thousands, except for share and per share amounts and note 3(c))
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
(2)    Significant Accounting Policies
(a)    Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements and the related interim disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023.
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
(b)    Principles of Consolidation
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
(c) Reclassifications of Prior Year Presentation
The Company reclassified $11 of net loss attributable to noncontrolling interest into other income in the prior period results to conform to its current period presentation.
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
As of March 31, 2023, two customers accounted for 53% and 10% of total accounts receivable, respectively. As of December 31, 2022, one customer accounted for 26% of total accounts receivable. As of March 31, 2023, three customers accounted for 26%, 21%, and 18% of total contract assets, respectively. As of December 31, 2022, two customers accounted for 23% and 17% of total contract assets, respectively. For the three months ended March 31, 2023, one customer accounted for 44% of total revenue. For the three months ended March 31, 2022, one customer accounted for 15% of total revenue.
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
Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with Accounting Standards Codification ("ASC") Topic 323, Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost minus impairment in accordance with ASC Topic 321, Equity Securities.
For further information regarding the Company’s equity investments, see Note 4, Fair Value Measurements and Note 10, Equity Investments.
(h)    Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended March 31,
	2023	2022
Software products and services – point in time	30.8%	44.8%
Software products and services – over time	19.0	23.2
Drug Discovery – point in time	41.9	19.0
Drug Discovery – over time	8.3	13.0
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
Hosted software. Hosted software revenue consists primarily of fees to provide the Company’s customers with hosted licenses, which allows these customers to access the Company’s cloud-based software solution on their own hardware without taking control of licenses. Hosted software revenue is recognized ratably over the term of the arrangement.
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
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized upon execution of the agreement and on the first and second anniversary of the agreement when invoiced in accordance with ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.
The agreement with Gates Ventures, LLC covers the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry to the agreement and $1,000 upon each of the first and second anniversary of the agreement. As of March 31, 2023, the Company had no deferred revenue balance related to this agreement. As of March 31, 2023, the Company had no accounts receivable related to this agreement.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended March 31,
	2023	2022
On-premise software	$19,944	$21,686
Hosted software	4,451	3,255
Software maintenance	5,750	4,726
Professional services	2,068	3,414
Total software revenue	$32,213	$33,081
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
As of March 31, 2023, milestones not yet achieved that were determined to be probable of achievement totaled $2,500, of which $2,171 was recognized as drug discovery revenue for the three months ended March 31, 2023. As of March 31, 2022, milestones not yet achieved that were determined to be probable of achievement totaled $5,500, of which $3,500 was recognized as drug discovery revenue for the three months ended March 31, 2022.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health, which began in November 2021. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of March 31, 2023 and December 31, 2022, the Company had deferred revenue balances related to this agreement of $953 and $1,718, respectively.

The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended March 31,
	2023	2022
Drug discovery services revenue from contracts with customers	$31,803	$15,241
Drug discovery contribution	766	341
Total drug discovery revenue	$32,569	$15,582
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
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront fee payment of $55.0 million in November 2020 and an additional upfront payment in December 2022. The Company also is eligible to receive up to $2.7 billion in total milestone payments across all potential targets, consisting of: a) up to $585.0 million in milestone payments per oncology target, consisting of $360.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones; and b) up to $489.0 million in milestone payments per neurology and immunology target, consisting of $264.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones.
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
During the three months ended March 31, 2023, the Company recognized $28.1 million associated with the agreement based on the research activities performed and milestones achieved. During the three months ended March 31, 2022, the Company recognized $4.0 million associated with the agreement based on the research activities performed. As of March 31, 2023 and December 31, 2022, there was $22.5 million and $25.5 million of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of March 31, 2023 and December 31, 2022, the Company had $25.0 million and $8.0 million, respectively, of outstanding receivables for this collaboration.
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
The Company is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. For collaborative arrangements, which we are eligible to receive variable consideration in the form of milestones payments, judgment is required to evaluate whether the milestones are considered probable of being achieved. If it is probable that a significant revenue reversal would not occur, the constraint is removed and value of the associated milestone is included in the estimated transaction price using the most likely amount method based on contractual requirements and historical experience. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is allocated to each separate performance obligation on a relative SSP basis consistent with the allocation objectives of Topic 606.
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
Contract balances were as follows:

	As of March 31, 2023	As of December 31, 2022
Contract assets	$13,581	$11,378
Deferred revenue, short-term:
Software products and services	31,177	37,085
Drug discovery	20,401	20,846
Deferred revenue, long-term:
Software products and services	1,966	2,526
Drug discovery	18,382	23,072
For the three months ended March 31, 2023 and 2022, the Company recognized $24,296 and $25,542 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 72% of its March 31, 2023 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $16,878 as of March 31, 2023.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of March 31, 2023 and December 31, 2022. The following table presents information about the Company’s assets measured at fair value as of March 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$237,692	$—	$—	$237,692
Marketable securities	—	294,482	—	294,482
Equity investments	63,826	—	35,994	99,820
Total	$301,518	$294,482	$35,994	$631,994
The following table presents information about the Company’s assets measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$95,717	$—	$—	$95,717
Marketable securities	—	360,613	—	360,613
Equity investments	22,335	—	1,629	23,964
Total	$118,052	$360,613	$1,629	$480,294
Fair value of the Company’s investment in Nimbus Therapeutics, LLC (“Nimbus”), classified as Level 3 in the fair value hierarchy, was determined under the hypothetical liquidated book value method (“HLBV method”), as further described in Note 10, Equity Investments. During the three months ended March 31, 2023, the Company recorded a gain of $147,300 on account of its equity position in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858. On February 13, 2023, the Company reported a receipt of a $111,300 cash distribution from Nimbus related to the sale. The $35,994 realized gain on Level 3 investment relates to an additional cash receipt of $35,789, which was received on April 6, 2023, plus an additional expected cash receipt of $205.

Significant unobservable inputs used under the HLBV method include Nimbus’ annual financial statements and the Company’s respective liquidation priorities. The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2021	$1,887
Cash contributions	600
Unrealized loss	(858)
As of December 31, 2022	1,629
Realized gain	35,994
Transfer to Level 1	(1,629)
As of March 31, 2023	$35,994
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. Realized gains arising from distributions receivable from the Company's equity investments are classified within gain on equity investments in the condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded a transfer from a Level 3 investment to a Level 1 investment due to the completion of Structure Therapeutics Inc.'s, ("Structure Therapeutics"), initial public offering ("IPO"). The Company's investment in Structure Therapeutics was previously recorded as an equity method investment under ASC Topic 323, Investments - Equity Method and Joint Ventures, using the HLBV method. Upon the completion of Structure Therapeutics' IPO, the Company's investment in Structure Therapeutics will now be recorded under ASC Topic 321, Investments - Equity Securities because there is an observable price of the investment. During the year ended December 31, 2022 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 10, Equity Investments, for further information.
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of March 31, 2023, the remaining weighted average lease term was 13 years.
During the three months ended March 31, 2023, right-of-use assets increased by $1,820 due to a contingency resolution associated with the Company’s Cambridge office lease.
On August 15, 2022, the Company entered into an office lease agreement for 17,500 square feet of office space in Framingham, Massachusetts. Under the terms of the agreement, the Company is obligated to pay base rent of approximately $114 per month with a 2% annual rental escalation each year. The Company estimates that the lease commencement date will occur during the three months ending September 30, 2023 and continue to the end of the lease, which is ten years after commencement.
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
On February 8, 2023, the Company entered into an office lease agreement for 48,987 square feet of office space in Hyderabad, India. Under the terms of the agreement, the Company is obligated to pay an initial base rent of (i) $8 for the first month of the agreement, (ii) $10 for the second month of the agreement, (iii) $80 per month starting in the third month of the agreement through April 30, 2024, (iv) $81 per month from May 1, 2024 through March 31, 2026, (v) $89 per month from April 1, 2026 through April 30, 2026, (vi) $92 per month from May 1, 2026 through March 31, 2028, and (vii) $21 from April 1, 2028 through April 7, 2028. The Company estimates that the lease commencement date will occur during the three months ending June 30, 2023 and continue to the end of the lease, which is five years after commencement.
Variable and short-term lease costs were immaterial for the three months ended March 31, 2023. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended March 31,
	2023	2022
Operating lease costs	$3,794	$2,460
Cash paid for operating leases	2,637	549
Maturities of operating lease liabilities as of March 31, 2023 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2023	$8,770
2024	14,463
2025	14,555
2026	14,150
2027	12,969
Thereafter	119,608
Total future minimum lease payments	184,515
Less: imputed interest	(68,647)
Present value of future minimum lease payments	115,868
Less: current portion of operating leases payments	(11,810)
Lease liabilities, long-term	$104,058
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
For the three months ended March 31, 2023 and 2022, the Company’s income tax expense (benefit) was $26,359 and $(28), respectively. For the three months ended March 31, 2023, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of March 31, 2023, the Company had $2,571 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At March 31, 2023, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2018 and 2017, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
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
(7)    Stockholders’ Equity
(a)    Common Stock
As of March 31, 2023, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of March 31, 2023, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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
(c)    Preferred Stock
As of March 31, 2023, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

(8)    Stock-Based Compensation
Stock Incentive Plans
As of March 31, 2023, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), the 2021 Inducement Equity Incentive Plan, as amended (the “2021 Plan”), and the 2022 Equity Incentive Plan (the “2022 Plan”) (together, the “Plans”).
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
As of March 31, 2023 and December 31, 2022, there were 3,651,398 and 5,470,240 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
Cost of sales	$1,298	$1,288
Research and development	3,514	2,582
Sales and marketing	851	524
General and administrative	5,217	4,740
Total stock-based compensation	$10,880	$9,134
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
There were 638,875 and 48,700 RSUs granted during the three months ended March 31, 2023 and 2022, respectively. The weighted average grant date fair value for each RSU granted during the three months ended March 31, 2023 and 2022 was $26.69 and $27.76, respectively.
As of March 31, 2023, there was $15,242 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.81 years. During the three months ended

March 31, 2023 and 2022, 12,075 and zero RSUs vested, respectively. The fair value of shares vested during the three months ended March 31, 2023 and 2022 was $293 and zero, respectively.
Performance-Based Restricted Stock Units
In February 2023, the Company awarded performance-based restricted stock units ("PRSUs") under the 2022 Plan. Each PRSU represents a contingent right to receive one share of common stock upon the achievement of specified performance goals. The fair value of PRSUs granted by the Company was calculated based upon the Company's closing stock price on the date of the grant, and the stock-based compensation expense is recognized when the grant date is determined and performance conditions are probable of achievement. At the point where performance conditions are considered probable of achievement, the Company records stock-based compensation expense with a cumulative catch-up expense in the period first recognized and on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.
During the three months ended March 31, 2023, the Company awarded to certain executive officers PRSUs for a maximum of 62,693 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 41,795 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 20,898 PRSUs (based on 50% achievement of the applicable performance conditions). All PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718"). The PRSUs granted during the three months ended March 31, 2023, are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
In August 2022, the Company awarded 90,000 PRSUs to an executive officer of which 30,150 PRSUs were considered granted under Topic 718 at the time the PRSUs were awarded. During the three months ended March 31, 2023, an additional 45,000 were considered granted under Topic 718. Of the 45,000 PRSUs that were considered granted during the three months ended March 31, 2023, 18,000 of the PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2023 and 27,000 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
No conditions were determined to be probable under any of the Company's PRSUs as of March 31, 2023 and no expense was recorded during the three months ended March 31, 2023. The weighted average grant date fair value for each PRSU granted during the three months ended March 31, 2023 was $22.48. No PRSUs vested during the three months ended March 31, 2023.
Stock Options
Stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. The board of directors or compensation committee determines the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the day of the grant. The maximum contractual term of options granted under the Plans is typically 10 years, options generally vest over four years with 25% of the shares underlying the option vesting at the end of the first year and the remaining vesting monthly over the following three years. In February 2023, we granted to our chief executive officer a premium priced option to purchase 65,525 shares of common stock with an exercise price equal to 110% of the closing price of our common stock on the date of grant.
During the three months ended March 31, 2023 and 2022, 186,201 and 137,885 options under the Plans were exercised for total proceeds of $867 and $908, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2023 and 2022 were calculated using an average of historical exercises. Estimated volatility for the three months ended March 31, 2023 and 2022 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur, as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Three Months Ended March 31,
	2023	2022
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	68%	56%
Expected term (years)	5.07	4.74
Risk-free interest rate	3.86%	1.77%
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2023 and 2022 was $14.00 and $13.52, respectively. The intrinsic value of options exercised during the three months ended March 31, 2023 and 2022 was $3,203 and $3,309, respectively.
As of March 31, 2023, there was $91,269 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.59 years. The fair value of shares vested during the three months ended March 31, 2023 and 2022 was $17,025 and $19,545, respectively.
(9)    Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss) attributable to Schrödinger common and limited common stockholders	$129,136	$(34,440)
Denominator:
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, basic:	71,467,097	71,050,432
Effect of the exercise of common stock options and vested restricted stock units on weighted average common and limited common shares	2,351,514	—
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, diluted:	73,818,611	71,050,432

Net income (loss) per share of common and limited common stockholders, basic:	$1.81	$(0.48)
Net income (loss) per share of common and limited common stockholders, diluted:	$1.75	$(0.48)
For the three months ended March 31, 2023, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding. Since the Company was in a loss position for the three months ended March 31, 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2023	2022
Shares subject to outstanding common stock options and RSUs	6,216,397	10,613,602
At March 31, 2023 we excluded PRSUs from the securities outstanding for the computation of earnings per share because the minimum applicable performance conditions had not been attained.
(10)    Equity Investments
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
The carrying value of the Nimbus investment was $35,994 and zero, respectively, as of March 31, 2023 and December 31, 2022. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three months ended March 31, 2023, the Company reported a gain of $35,994 on the Nimbus investment, which reflected the remaining cash distribution the Company was eligible to receive from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858. For the three months ended March 31, 2022, the Company reported no gains or losses on the Nimbus investment.
(b)    Morphic
The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.
For the three months ended March 31, 2023, the Company reported a gain of $9,093 on the Morphic investment. For the three months ended March 31, 2022, the Company reported a loss of $6,037 on the Morphic investment. As of March 31, 2023 and December 31, 2022, the carrying value of the Company’s investment in Morphic was $31,428 and $22,335, respectively.
(c)    Ravenna
In connection with the merger of Petra Pharma Corporation (“Petra”) and a third party, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of March 31, 2023 and December 31, 2022, the carrying value of the Company’s investment in Ravenna was $19.

(d)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of March 31, 2023 and December 31, 2022, the carrying value of the Company’s investment in Ajax was $1,700.
(e)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash. On February 7, 2023, Structure Therapeutics completed its initial public offering ("IPO"). Immediately upon the closing of Structure Therapeutic's IPO, all of the outstanding Series B preferred stock automatically converted into ordinary shares on a one-for-one basis. As of March 31, 2023, the Company owned 3,260,495 ordinary shares of Structure Therapeutics. The Company purchased 275,000 American Depository Shares ("ADS") at $15 per ADS in the IPO. Each ADS represents three ordinary shares.
Upon completion of Structure Therapeutic's IPO, the Company changed the valuation methodology used to value the Structure Therapeutics investment from an equity method investment under the HLBV method to an equity investment reported at fair value. As there is a readily available market price for Structure Therapeutics' ADSs, the Company values its investment based on the closing price of Structure Therapeutic's ADSs as of the reporting date.
The carrying value of Structure Therapeutics was $32,398 and $1,629 as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023, the Company recorded a mark-to-market gain of $26,644 on the Structure Therapeutics investment. For the three months ended March 31, 2022, the Company reported a loss of $128 on the Structure Therapeutics investment under the HLBV method.
(11)    Related Party Transactions
(a)    Board Member
For the three months ended March 31, 2023 and 2022, the Company paid consulting fees of $105 and $100, respectively, to a member of its board of directors.
(b)    Bill and Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $33 and $200 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had net receivables of $19 and $20, respectively, due from the Bill & Melinda Gates Foundation.
For the three months ended March 31, 2023 and December 31, 2022, the Company recognized $766 and $573, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of March 31, 2023 and December 31, 2022, the Company had no receivables due under this agreement from the Bill & Melinda Gates Foundation. As of March 31, 2023 and December 31, 2022, restricted cash on hand related to the arrangement was $986 and $1,742, respectively.
The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement, and $1,000 in contribution revenue in the second quarter of 2022 on the second anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of March 31, 2023 and December 31, 2022, the Company had no net receivables due from Gates Ventures, LLC.

(c)    Structure Therapeutics
For the three months ended March 31, 2023 and 2022, the Company recognized revenue of $85 and $77, respectively, related to software agreements with Structure Therapeutics and its subsidiaries. As of March 31, 2023 and December 31, 2022, the Company had net receivables of $15 and zero, respectively, due from Structure Therapeutics.
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
Segment revenue is primarily earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2023	2022
Segment revenues:
Software	$32,213	$33,081
Drug discovery	32,569	15,582
Total segment revenues	$64,782	$48,663
Segment gross profit:
Software	$25,098	$25,570
Drug discovery	20,595	2,413
Total segment gross profit	45,693	27,983
Unallocated:
Research and development	(40,741)	(27,822)
Sales and marketing	(9,145)	(6,671)
General and administrative	(26,308)	(22,133)
Gain on equity investments	147,322	—
Change in fair value	35,737	(6,164)
Other income	2,937	339
Income tax (expense) benefit	(26,359)	28
Consolidated net income (loss)	$129,136	$(34,440)

The following table sets forth revenues by geographic area for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
United States	$50,344	$30,275
Europe	6,647	12,645
Japan	4,358	1,557
Rest of World	3,433	4,186
	$64,782	$48,663
(13)    Subsequent Events
On April 6, 2023, on account of its equity position in Nimbus, the Company recorded the receipt of a $35,789 cash distribution from Nimbus related to the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858.

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
Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of wholly-owned drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. We submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We have recently initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas. Furthermore, in April 2023, we initiated dosing in a Phase 1 clinical trial of SGR-1505 in healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies. We expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and an IND application to the FDA for our WEE1 inhibitor, which we refer to as SGR-3515, in 2024, subject to favorable data from IND-enabling studies.

We have funded our operations to date principally from the sale of our equity securities, including our initial public offering and our follow-on public offering, and to a lesser extent, from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators. On February 13, 2023 and April 6, 2023, on account of our equity stake in Nimbus Therapeutics, LLC, or Nimbus, we received cash distributions of $111.3 million and $35.8 million, respectively, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858.

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
We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding payments and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our wholly-owned drug discovery programs when we believe it will help maximize clinical and commercial opportunities for the program.
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
We generated revenue of $64.8 million and $48.7 million during the three months ended March 31, 2023 and 2022, respectively, representing year-over-year growth of 33%. Our net income for the three months ended March 31, 2023 was $129.1 million and our net loss for the three months ended March 31, 2022 was $34.4 million.
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
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC entered into in June 2020. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized upon execution of the agreement and on the first and second anniversary of the agreement when invoiced, in accordance with Accounting Standard Codification, or ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.
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
While the gross margin of our drug discovery business will fluctuate significantly from period to period depending on factors such as the timing of recognition of milestones, we expect the gross margins to generally trend higher over time as more programs advance to later stages of development, the milestones increase in size and our ongoing research and development obligations to such programs decline in cost.
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
•expenses incurred under agreements with third-party CROs and consultants involved in our proprietary drug discovery programs; and
•allocated compute capacity on our proprietary drug discovery programs and overhead (facilities and information technology support) costs.
We expect our research and development expense to increase substantially in absolute dollars as we continue to invest in activities related to discovery and development of our proprietary drug discovery programs, in advancing our computational platform, and as we incur expenses associated with hiring additional personnel directly involved in such efforts. The amount to which our research and development expense may increase in the future will also be dependent on our development plans for our wholly-owned drug discovery programs, including the timing of any partnering or out-licensing decisions. At this time, we do not know, nor can we reasonably estimate, the nature, timing, or costs of the efforts that will be necessary to complete the development of any of our proprietary drug discovery programs. Since our proprietary drug discovery efforts are in the early stages, currently we do not track research and development expense on a program-by-program basis.
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
Gain on Equity Investments
Gain on equity investments consists of realized gains in the form of cash distributions from our equity investments.
Change in Fair Value
Fair value gains and losses consist of adjustments to the fair value of our equity investments, which may include Nimbus, Structure Therapeutics Inc., or Structure Therapeutics, and Morphic Holding, Inc., or Morphic. We remeasure our investments at each period end.
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

Results of Operations
Comparison of the three months ended March 31, 2023 and 2022
The following table summarizes our unaudited results of operations data for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Revenues:
Software products and services	$32,213	$33,081	$(868)	(3)%
Drug discovery	32,569	15,582	16,987	109%
Total revenues	64,782	48,663	16,119	33%
Cost of revenues:
Software products and services	7,115	7,511	(396)	(5)%
Drug discovery	11,974	13,169	(1,195)	(9)%
Total cost of revenues	19,089	20,680	(1,591)	(8)%
Gross profit	45,693	27,983	17,710	63%
Operating expenses:
Research and development	40,741	27,822	12,919	46%
Sales and marketing	9,145	6,671	2,474	37%
General and administrative	26,308	22,133	4,175	19%
Total operating expenses	76,194	56,626	19,568	35%
Loss from operations	(30,501)	(28,643)	(1,858)	6%
Other income (expense):
Gain on equity investments	147,322	—	147,322	N/M
Change in fair value	35,737	(6,164)	41,901	N/M
Other income	2,937	339	2,598	N/M
Total other income (expense)	185,996	(5,825)	191,821	N/M
Income (loss) before income taxes	155,495	(34,468)	189,963	N/M
Income tax expense (benefit)	26,359	(28)	26,387	N/M
Net income (loss)	$129,136	$(34,440)	$163,576	N/M
N/M – not meaningful

Revenues

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Revenues:
Software
On-premise software	$19,944	$21,686	$(1,742)	(8)%
Hosted software	4,451	3,255	1,196	37%
Software maintenance	5,750	4,726	1,024	22%
Professional services	2,068	3,414	(1,346)	(39)%
Total software products and services	32,213	33,081	(868)	(3)%
Drug discovery
Drug discovery services	31,803	15,241	16,562	109%
Drug discovery contribution	766	341	425	125
Total drug discovery	32,569	15,582	16,987	109%
Total revenues	$64,782	$48,663	$16,119	33%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily attributable to timing of revenue for customer renewals during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Hosted software. The increase in revenues for hosted software for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to increased spend from existing hosted customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.
Software maintenance. The increase in revenues for software maintenance for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to the increase in on-premise software sales in the second half of the previous year. Software maintenance revenue is recognized ratably over time.
Professional services. The decrease in revenues from professional services for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to a decrease of $0.6 million in structural biology services and a decrease of $0.7 million related to the progress of technology and modeling service projects.
Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to the achievement of a $25.0 million development milestone for our SOS1/KRAS collaboration program with BMS, as well as the progress of collaborations during the period, offset by the timing of milestones achieved for the three months ended March 31, 2022 that were not repeated. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. Contribution revenue for the three months ended March 31, 2023 was due to services performed under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.

Cost of Revenues

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Cost of revenues:
Software products and services	$7,115	$7,511	$(396)	(5)%
Gross margin	78%	77%
Drug discovery	11,974	13,169	(1,195)	(9)%
Software products and services. The decrease in cost of revenues for software products and services during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to decreases of approximately $0.5 million in royalty expense as a result of replacing third-party licensed code with internally built functionality, and approximately $0.1 million in personnel-related expense, partially offset by an increase of approximately $0.2 million in other expenses.
Software products and services gross margin. The increase in software gross margin during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to the reduction of $0.5 million in royalty expense as a result of replacing third-party licensed code with internally built functionality, as well as the sales mix.
Drug discovery. The decrease in cost of revenues for drug discovery during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to decreases of approximately $1.2 million in personnel-related expense reflecting the progression of our drug discovery business and re-allocation of internal discovery teams from collaboration programs to wholly-owned drug discovery programs, and approximately $0.4 million in CRO expense associated with the expansion and progression of collaboration programs, partially offset by increases of approximately $0.2 million in royalties expense, approximately $0.1 million in cloud computing expense, and approximately $0.1 million in other expenses.
Research and Development Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Research and development	$40,741	$27,822	$12,919	46%
The increase in research and development expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to increases of approximately $5.9 million in personnel-related expense reflecting the progression of our drug discovery business and re-allocation of internal discovery teams from collaboration programs to wholly-owned drug discovery programs, approximately $3.3 million in CRO expense associated with the expansion and progression of our wholly-owned drug discovery programs, approximately $2.1 million in cloud computing expense, approximately $0.8 million in office rent, approximately $0.4 million in travel and marketing expense, and approximately $0.4 million in other expenses.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
Sales and marketing	$9,145	$6,671	$2,474	37%
The increase in sales and marketing expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to increases of approximately $1.6 million in personnel-related expenses, approximately $0.4 million in office rent, approximately $0.4 million in travel and entertainment expense, and approximately $0.1 million in cloud computing expense.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$26,308	$22,133	$4,175	19%
The increase in general and administrative expense during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was attributable to increases of approximately $2.3 million in personnel-related expense, approximately $2.1 million of costs related to a cash distribution we received from Nimbus, approximately $0.5 million in amortization related to the acceleration of customer relationship intangible assets, approximately $0.3 million in cloud computing expenses, approximately $0.3 million in travel and entertainment expenses, and approximately $0.3 million related to office rent, offset by decreases of approximately $1.1 million related to a one-time non-recurring state and local tax item and approximately $0.6 million related to professional services.
Gain on Equity Investments

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Gain on equity investments	$147,322	$—	$147,322
The gain on equity investments during the three months ended March 31, 2023 was due to the realized gain on our equity investment in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858.
Change in Fair Value

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Change in fair value	$35,737	$(6,164)	$41,901
The change in fair value during the three months ended March 31, 2023 was due to a gain on our investment in Structure Therapeutics of $26.6 million and a gain on our investment in Morphic of $9.1 million. The change in fair value during the three months ended March 31, 2022 was primarily due to a loss on our investment in Morphic.
Other Income

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Other income	$2,937	$339	$2,598
Other income increased during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to higher interest rates on our marketable securities portfolio.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Income tax expense (benefit)	$26,359	$(28)	$26,387
During the three months ended March 31, 2023, our income tax expense primarily represented the federal and state tax impact of our profitable quarter, which is driven by our cash distribution received from Nimbus and the impact of capitalizing research and development costs for tax purposes. We have sufficient deferred tax assets which we will utilize to offset the majority of the cash impact of these taxes. During the three months ended March 31, 2022, due to the full valuation allowance on our U.S. federal and state tax assets, our income tax benefit primarily represented our income tax obligations in certain foreign jurisdictions in which we conduct business.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 28, 2023. There were no material changes to our critical accounting estimates during the three months ended March 31, 2023.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $250.0 million.
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
As of March 31, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $532.2 million. On April 6, 2023, on account of our equity stake in Nimbus, we received a cash distribution of $35.8 million, which was the second distribution we received from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858.
On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of March 31, 2023, no securities had been sold under the Form S-3.
We believe our existing cash, cash equivalents, and marketable securities as of March 31, 2023, together with the $35.8 million cash distribution received from Nimbus in April 2023, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators and partners. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of March 31, 2023 include operating lease obligations of $184.5 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $150.5 million, Cambridge, Massachusetts for $17.7 million, Portland, Oregon for $4.7 million and San Diego, California for $6.5 million, which expire in December 2037, June 2032 and January 2031, respectively. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our other operating lease obligations.
In December 2022, we entered into an agreement with a third-party to establish an exclusive integrated drug discovery dedicated facility in Hyderabad, India. The agreement contains a minimum payment obligation, which totals $21.8 million over five years after the date of first occupancy.
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
We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements. See Note 2 - Significant Accounting Policies to our audited consolidated financial statements appearing in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022 for more information relating to our royalty obligations.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(31,094)	$(39,711)
Net cash provided by investing activities	172,202	36,304
Net cash provided by financing activities	867	908
Net increase (decrease) in cash and cash equivalents and restricted cash	$141,975	$(2,499)
Operating activities
During the three months ended March 31, 2023, operating activities used approximately $31.1 million of cash, due to a $147.3 million gain from equity investments and $35.7 million of non-cash gain on changes in fair value. These items are partially offset by a net income of $129.1 million, including $10.9 million in stock-based compensation and $0.8 million of non-cash operating expenses, depreciation and investment accretion costs and 11.1 million in changes to our operating assets and liabilities.

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
Investing activities
During the three months ended March 31, 2023, investing activities provided approximately $172.2 million of cash, consisting of a $111.3 million cash distribution received, on account of our equity investment in Nimbus, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and $68.6 million provided by marketable securities maturities, net of purchases. These items are partially offset by $4.1 million used for purchases of equity investments in Structure Therapeutics and $3.6 million in cash used for purchases of property and equipment.
During the three months ended March 31, 2022, investing activities provided approximately $36.3 million of cash, consisting of $44.4 million provided by marketable securities maturities, net of purchases, including $1.7 million used for purchases of property and equipment and $6.4 million used to acquire XTAL BioStructures, Inc., net of cash acquired.
Financing activities
During the three months ended March 31, 2023, financing activities provided approximately $0.9 million of cash attributable to proceeds received upon stock option exercises.
During the three months ended March 31, 2022, financing activities provided approximately $0.9 million of cash primarily attributable to proceeds received upon stock option exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 28, 2023.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of March 31, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2023 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023, we identified a material weakness in our internal control over financial reporting as of December 31, 2022. The material weakness related to a deficiency in the design of our control in our revenue process to determine whether performance milestones in a newly executed drug discovery arrangement were probable of achievement and the constraint on variable consideration in the form of milestone payments can be removed. The deficiency was a result of ineffective risk assessment as our existing controls were designed insufficiently to identify a change in timing of performance milestones in the newly executed contract.

The material weakness resulted in a $1.7 million understatement of drug discovery revenue and a related understatement of contract assets that were corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2022.
We are in the process of remediating the identified deficiencies and expect the remediation to be complete before the end of the 2023 fiscal year. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting
Other than the changes related to the ongoing remediation efforts, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have a history of significant operating losses. Our net income for the three months ended March 31, 2023 was $129.1 million, and our net loss for the three months ended March 31, 2022 was $34.4 million. Our net losses for the years ended December 31, 2022 and 2021 were $149.2 million and $101.2 million. As of March 31, 2023, we had an accumulated deficit of $250.0 million. The net income we generated in the three months ended March 31, 2023 was primarily due to the $111.3 million cash distribution we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutic’s initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of March 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators and partners are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our investigational new drug, or IND, submission for SGR-1505, our MALT1 inhibitor. We have recently initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas. Furthermore, in April 2023, we initiated dosing in a Phase 1 clinical trial of SGR-1505 in healthy volunteers to gather additional data, including data relating to safety, tolerability and pharmacokinetics of SGR-1505. In addition, we continue to advance other wholly-owned programs through IND-enabling studies, and we expect to submit an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, in the first half of 2023 and for our WEE1 inhibitor, which we refer to as SGR-3515, in 2024, subject to favorable data from IND-enabling studies. We have no drug products licensed for commercial sale and have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
•continue to invest in and develop our computational platform and software solutions;
•continue our research and development efforts for our proprietary drug discovery programs;
•conduct preclinical studies and initiate and conduct clinical trials for any of our product candidates;
•maintain, expand, enforce, defend, and protect our intellectual property;
•hire additional software engineers, programmers, sales and marketing, and other personnel to support our software business and other commercial operations;
•hire additional clinical, quality control, regulatory, chemical, manufacturing and control, or CMC, and other scientific personnel; and

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
In addition, although we have experienced revenue growth in recent periods, we may not be able to sustain revenue growth consistent with our recent history or at all. Our total revenues increased by 33% from $48.7 million in the three months ended March 31, 2022 to $64.8 million in the three months ended March 31, 2023, and increased by 31% from $137.9 million in the fiscal year ended December 31, 2021 to $181.0 million in the fiscal year ended December 31, 2022. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
•network outages or security breaches;
•industry and market conditions, including within the life sciences industry;
•general economic conditions, including the impact of increasing or decreasing inflation and interest rates;
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
•changes in the fair value of or receipt of distributions or proceeds on account of the equity interests we hold in our drug discovery collaborators, such as Morphic Holding, Inc., or Morphic, Structure Therapeutics, and Nimbus;
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
As of March 31, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $532.2 million. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2023, together with the $35.8 million cash distribution from Nimbus received in April 2023, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2022. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include, with respect to revenue, determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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
Our solutions involve the collection, analysis, and storage of our customers’ proprietary information and sensitive proprietary data related to the discovery efforts of our customers. As a result, unauthorized access or security breaches, as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss of information, litigation, indemnity obligations, damage to our reputation, and other liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, if our employees fail to adhere to practices we have established to maintain a firewall between our drug discovery group, which we refer to as the Schrödinger Therapeutics Group, and our teams that work with software customers, or if the technical solutions we have adopted to maintain the firewall malfunction, our customers and collaborators may lose confidence in our ability to maintain the confidentiality of their intellectual property, we may have trouble attracting new customers and collaborators, we may be subject to breach of contract claims by our customers and collaborators, and we may suffer reputational and other harm as a result. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect to not renew their licenses, result in reputational damage or subject us to third-party lawsuits or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach.
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
Even if we or our drug discovery collaborators are able to develop product candidates that demonstrate potential in preclinical studies, we or they may not succeed in demonstrating safety and efficacy of product candidates in human clinical trials. For example, in collaboration with us, Nimbus was able to identify a unique series of acetyl-CoA carboxylase, or ACC, allosteric protein-protein interaction inhibitors with favorable pharmaceutical properties that inhibit the activity of the ACC enzyme. Nimbus achieved proof of concept in a Phase 1b clinical trial of its ACC inhibitor, firsocostat, and later sold the program to Gilead Sciences, Inc., or Gilead Sciences, in a transaction valued at approximately $1.2 billion, comprised of an upfront payment and earn outs. Of this amount, $601.3 million has been paid to Nimbus to date, and we received a total of $46.0 million in cash distributions in 2016 and 2017. In December 2019, Gilead Sciences announced topline results from its Phase 2 clinical trial which included firsocostat, both as a monotherapy and in combination with other investigational therapies for advanced fibrosis due to nonalcoholic steatohepatitis, in which the primary endpoint was not met. Gilead Sciences is currently evaluating firsocostat in a Phase 2b clinical trial in combination with Novo Nordisk A/S’s semaglutide, a GLP-1 receptor agonist, for compensated cirrhosis due to nonalcoholic steatohepatitis. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.

We may not be successful in our efforts to identify, discover or develop product candidates and may fail to capitalize on programs, collaborations, or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have selected our first development candidates, which are SGR-1505, our MALT1 inhibitor, SGR-2921, our CDC7 inhibitor, and SGR-3515, our WEE1 inhibitor. The FDA cleared our IND for SGR-1505 in June 2022. We have recently initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas. We also plan to submit an IND application to the FDA for SGR-2921 in the first half of 2023 and an IND application to the FDA for SGR-3515 in 2024, subject to favorable data from IND-enabling studies. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.
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
We only began conducting our own wholly-owned drug discovery efforts in 2018. We have selected our first development candidates, which are SGR-1505, our MALT1 inhibitor, SGR-2921, our CDC7 inhibitor, and SGR-3515, our WEE1 inhibitor, and as a company, we have very limited experience in clinical development. The FDA cleared our first IND in June 2022, which is for SGR-1505. We initiated a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and recently dosed our first patient with SGR-1505. In April 2023, we initiated dosing in a Phase 1 clinical trial of SGR-1505 in healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505.
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
Conducting successful clinical trials requires the enrollment of a sufficient number of patients, and suitable patients may be difficult to identify and recruit. Identifying and qualifying patients to participate in future clinical trials for any other product candidate we develop is critical to our success. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the severity of disease; size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of clinical trial investigators with appropriate competencies and experience; support staff; the number of ongoing clinical trials in the same indication that compete for the same patients; proximity of patients to clinical sites; the number and availability of trial sites; the ability to comply with the eligibility and exclusion criteria for participation in the clinical trial; ability to obtain and maintain patient consents; patient compliance; the ability to monitor patients during and after treatment; and the impact of the COVID-19 pandemic. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products with competitors that have more clinical development experience than we do.
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

We are early in our development efforts. While our most advanced product candidate, SGR-1505, has been cleared by the FDA to be tested in humans, we have only recently initiated a clinical trial of SGR-1505 and dosed our first patient with SGR-1505. We have not yet dosed any patients with any other product candidate. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our and any current or future collaborators’ development and commercialization programs will depend on several factors, including the following:
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
For the three months ended March 31, 2023 and the year ended December 31, 2022, sales to customers outside of the United States accounted for approximately 22% and 32% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
A widespread outbreak of an illness or other public health pandemic or epidemic such as the COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs.
Our business and operations could be adversely affected by public health epidemics, including the COVID-19 pandemic, impacting the markets and industries in which we and our customers and collaborators operate.
On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. In addition, the FDA announced that it will end 22 COVID-19-related policies when the public health emergency ends on May 11, 2023 and allow 22 related policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
Public health epidemics or pandemics, including the COVID-19 pandemic, may cause delays in the progress of certain of our and our collaborators’ drug discovery and development programs, particularly those that are in preclinical studies and clinical trials or that are preparing to enter clinical trials. Relative to our and our collaborators’ drug discovery programs, the COVID-19 pandemic has resulted in, and may in the future result in, disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, have experienced reductions in the capacity to undertake research-scale production and have experienced delays in executing preclinical studies, including our IND-enabling studies for SGR-2921. We expect to submit the IND application to the FDA for SGR-2921 in the first half of 2023. In addition, the resurgence of COVID-19 in certain cities in China, and related subsequent lockdowns, have also reduced the capacity of a number of CROs that we work with in those affected areas. These reductions and delays may persist in the future, and we, together with our CMOs and CROs, are closely monitoring the impact of the COVID-19 pandemic on these operations, and we are actively working to add supplemental or substitute capacity to minimize the impact of these reduced operations. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue. Certain of our customers could experience downturns or uncertainty in their own business because of the economic effects resulting from public health pandemics, which could decrease their spending on our software products and services.
We will continue to monitor the impact of COVID-19 closely. The ultimate impact of a resurgence of COVID-19, the emergence of a variant of the COVID-19 virus or an outbreak of any other widespread public health epidemic is highly uncertain, not predictable and subject to change, and a continuation of the COVID-19 pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.
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
Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act, or the 2017 Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limitation of the deduction for net operating losses, or NOLs, to 80% of current-year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the 2017 Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.
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
We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see “Item 1. Business—License Agreements with Columbia University” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.
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
The research, testing, manufacturing, labeling, approval, selling, marketing, promotion and distribution of products are subject to extensive regulation by the FDA and comparable foreign regulatory authorities. We are not permitted to market our product candidates in the United States or in other countries until we receive approval of a new drug application from the FDA or marketing approval from applicable regulatory authorities outside the United States. Our product candidates are in various stages of development and are subject to the risks of failure inherent in drug development. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction. We have no experience as a company in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party CROs to assist us in this process.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress until January 1, 2032.
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
On August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
As of April 19, 2023, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 34.3% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 42.7% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through April 19, 2023, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of April 19, 2023, we had outstanding 62,365,703 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Exchange Act, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time and resources to these compliance initiatives, potentially at the expense of other business concerns, which could harm our business, financial condition, results of operations, and prospects. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs, and have made and will continue to make some activities more time-consuming and costly compared to when we were a private company.
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
We have developed a detailed remediation plan and are making progress in what will be a multi-step process to fully remediate the material weakness described above. Specifically, as of March 31, 2023, we are in the process of implementing and expanding our controls and procedures in our revenue process in order to timely identify changes to the timing of when a performance milestone becomes probable of achievement in drug discovery arrangements and to ensure such determinations are made through the end of the reporting period. In addition, we will continue to assess risks on an ongoing basis to timely identify changes in our business that may create new exposures or risk categories, and we plan to conduct a comprehensive review and, as applicable, update our existing internal control framework to ensure that we have identified, developed, and deployed the appropriate business process controls to address the new exposures or risk categories that are identified.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of Schrödinger, Inc.	8-K	001-39206	3.1	4/13/2023
10.1	Form of Restricted Stock Unit Agreement for U.S. Participants under the 2021 Inducement Equity Incentive Plan					X
10.2	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2021 Inducement Equity Incentive Plan					X
10.3	Fourth Amended and Restated Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: May 4, 2023	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2023	By:	/s/ Geoffrey Porges, MBBS
Executive Vice President and Chief Financial Officer (Principal Financial Officer)