Form 10-Q
period 2023-06-30
Schrodinger, Inc.
filed 2023-08-02
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2023, the registrant had 62,716,150 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$285,963	$90,474
Restricted cash	5,053	5,243
Marketable securities	262,710	360,613
Accounts receivable, net of allowance for doubtful accounts of $250 and $125	9,652	55,953
Unbilled and other receivables, net for allowance for unbilled receivables of $100 and $100	14,585	13,137
Prepaid expenses	13,999	8,569
Total current assets	591,962	533,989
Property and equipment, net	20,353	14,244
Equity investments	106,404	25,683
Goodwill	4,791	4,791
Intangible assets, net	—	587
Right of use assets	112,984	105,982
Other assets	5,072	3,311
Total assets	$841,566	$688,587
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$12,428	$9,470
Income taxes payable	5,134	355
Accrued payroll, taxes, and benefits	21,328	24,882
Deferred revenue	46,674	57,931
Lease liabilities	13,921	11,006
Other accrued liabilities	7,317	5,166
Total current liabilities	106,802	108,810
Deferred revenue, long-term	15,620	25,598
Lease liabilities, long-term	107,319	105,485
Other liabilities, long-term	600	800
Total liabilities	230,341	240,693
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 62,702,244 and 62,163,739 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	627	622
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	92	92
Additional paid-in capital	856,913	828,700
Accumulated deficit	(245,724)	(379,138)
Accumulated other comprehensive loss	(683)	(2,382)
Total stockholders' equity	611,225	447,894
Total liabilities and stockholders' equity	$841,566	$688,587
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Software products and services	$29,352	$30,011	$61,565	$63,092
Drug discovery	5,837	8,458	38,406	24,040
Total revenues	35,189	38,469	99,971	87,132
Cost of revenues:
Software products and services	6,695	7,101	13,810	14,612
Drug discovery	14,684	14,234	26,658	27,403
Total cost of revenues	21,379	21,335	40,468	42,015
Gross profit	13,810	17,134	59,503	45,117
Operating expenses:
Research and development	42,705	31,123	83,446	58,945
Sales and marketing	9,022	7,428	18,167	14,099
General and administrative	23,216	22,056	49,524	44,189
Total operating expenses	74,943	60,607	151,137	117,233
Loss from operations	(61,133)	(43,473)	(91,634)	(72,116)
Other income (expense):
Gain on equity investments	—	11,828	147,322	11,828
Change in fair value	40,654	(15,700)	76,391	(21,864)
Other income (expense)	4,326	(308)	7,263	31
Total other income (expense)	44,980	(4,180)	230,976	(10,005)
(Loss) income before income taxes	(16,153)	(47,653)	139,342	(82,121)
Income tax (benefit) expense	(20,431)	33	5,928	5
Net income (loss)	$4,278	$(47,686)	$133,414	$(82,126)
Net income (loss) per share of common and limited common stockholders, basic:	$0.06	$(0.67)	$1.86	$(1.15)
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, basic:	71,642,722	71,161,892	71,555,395	71,106,470

Net income (loss) per share of common and limited common stockholders, diluted:	$0.06	$(0.67)	$1.79	$(1.15)
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, diluted:	75,064,323	71,161,892	74,499,672	71,106,470
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$4,278	$(47,686)	$133,414	$(82,126)
Changes in market value of investments, net of tax:
Unrealized gain (loss) on marketable securities	216	(746)	1,699	(2,752)
Comprehensive income (loss)	$4,494	$(48,432)	$135,113	$(84,878)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	62,163,739	$622	9,164,193	$92	$828,700	$(379,138)	$(2,382)	$447,894
Change in unrealized gain on marketable securities	—	—	—	—	—	—	1,483	1,483
Issuances of common stock upon stock option exercises	186,201	1	—	—	866	—	—	867
Issuance of common stock upon vesting of restricted stock units	12,075	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,880	—	—	10,880
Net income	—	—	—	—	—	129,136	—	129,136
Balance at March 31, 2023	62,362,015	623	9,164,193	92	840,446	(250,002)	(899)	590,260
Change in unrealized loss on marketable securities	—	—	—	—	—	—	216	216
Issuances of common stock upon stock option exercises	340,229	4	—	—	4,694	—	—	4,698
Stock-based compensation	—	—	—	—	11,773	—	—	11,773
Net income	—	—	—	—	—	4,278		4,278
Balance at June 30, 2023	62,702,244	$627	9,164,193	$92	$856,913	$(245,724)	$(683)	$611,225

Balance at December 31, 2021	61,834,515	$618	9,164,193	$92	$786,964	$(229,952)	$(651)	$557,071
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(2,006)	(2,006)
Issuances of common stock upon stock option exercises	137,885	2	—	—	906	—	—	908
Stock-based compensation	—	—	—	—	9,134	—	—	9,134
Net loss	—	—	—	—	—	(34,440)	—	(34,440)
Balance at March 31, 2022	61,972,400	620	9,164,193	92	797,004	(264,392)	(2,657)	530,667
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(746)	(746)
Issuances of common stock upon stock option exercises	54,661	—	—	—	396	—	—	396
Stock-based compensation	—	—	—	—	10,427	—	—	10,427
Contributions by non-controlling interest	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(47,686)	—	(47,686)
Balance at June 30, 2022	62,027,061	$620	9,164,193	$92	$807,827	$(312,078)	$(3,403)	$493,058
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$133,414	$(82,126)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on equity investments	(147,322)	(11,828)
Fair value adjustments	(76,391)	21,864
Depreciation and amortization	2,925	2,095
Stock-based compensation	22,653	19,561
Noncash (accretion) investment amortization	(2,858)	1,719
Loss (gain) on disposal of property and equipment	63	(4)
Decrease (increase) in assets, net of acquisition:
Accounts receivable, net	46,301	13,489
Unbilled and other receivables	(1,448)	(4,095)
Reduction in the carrying amount of right of use assets	3,720	3,140
Prepaid expenses and other assets	(11,408)	(8,721)
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	192	(2,979)
Income taxes payable	4,779	41
Accrued payroll, taxes, and benefits	(3,554)	(1,872)
Deferred revenue	(21,235)	(17,887)
Lease liabilities	(1,584)	364
Other accrued liabilities	2,216	2,861
Net cash used in operating activities	(49,537)	(64,378)
Cash flows from investing activities:
Purchases of property and equipment	(6,007)	(3,670)
Purchases of equity investments	(4,125)	(600)
Distribution from equity investment	147,117	11,828
Acquisition, net of acquired cash	—	(6,427)
Purchases of marketable securities	(125,714)	(111,215)
Proceeds from maturity of marketable securities	228,174	180,710
Net cash provided by investing activities	239,445	70,626
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	5,565	1,304
Payment of offering costs	(174)	—
Net cash provided by financing activities	5,391	1,304
Net increase in cash and cash equivalents and restricted cash	195,299	7,552
Cash and cash equivalents and restricted cash, beginning of period	95,717	123,267
Cash and cash equivalents and restricted cash, end of period	$291,016	$130,819

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$918	$171
Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	199	—
Purchases of property and equipment in accounts payable	2,935	80
Purchases of property and equipment in accrued liabilities	30	—
Acquisition of right to use assets, contingency resolution	514	1,513
Acquisition of right of use assets in exchange for lease liabilities	6,333	14,767
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2023 and 2022
(in thousands, except for share and per share amounts and note 3(c))
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
(c)    Restricted Cash
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
As of June 30, 2023, no customer accounted for more than 10% of total accounts receivable. As of December 31, 2022, one customer accounted for 26% of total accounts receivable. As of June 30, 2023, three customers accounted for 25%, 21%, and 16% of total contract assets, respectively. As of December 31, 2022, two customers accounted for 23% and 17% of total contract assets, respectively. For the three months ended June 30, 2023, no customer accounted for more than 10% of total revenue. For the six months ended June 30, 2023, one customer accounted for 30% of total revenue. For the three months ended June 30, 2022, one customer accounted for 16% of total revenue. For the six months ended June 30, 2022, two customers each accounted for 12% of total revenue.
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
(f)    Equity Investments
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
Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with Accounting Standards Codification ("ASC") Topic 323, Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost less impairment in accordance with ASC Topic 321, Equity Securities.
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Software products and services – point in time	47.8%	45.8%	37.1%	45.2%
Software products and services – over time	35.6	32.2	25.0	27.2
Drug Discovery – point in time	—	3.5	27.4	12.2
Drug Discovery – over time	16.6	18.5	10.5	15.4
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
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC. The agreement was an unconditional non-exchange contribution without restrictions. Revenue was recognized upon execution of the agreement and on the first and second anniversary of the agreement when invoiced in accordance with ASC Topic 958, Not-for-Profit Entities as the agreement was not an exchange transaction.
The agreement with Gates Ventures, LLC covered the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry to the agreement and $1,000 upon each of the first and second anniversary of the agreement. As of June 30, 2023, the Company had no deferred revenue balance related to this agreement. As of June 30, 2023, the Company had no accounts receivable related to this agreement.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
On-premise software	$16,814	$16,595	$36,758	$38,281
Hosted software	4,451	3,596	8,902	6,851
Software maintenance	5,877	4,952	11,627	9,678
Professional services	2,210	3,868	4,278	7,282
Revenue from contracts with customers	29,352	29,011	61,565	62,092
Software contribution	—	1,000	—	1,000
Total software revenue	$29,352	$30,011	$61,565	$63,092
(b)Drug Discovery
Drug discovery services. Revenue from drug discovery and collaboration services contracts is recognized either over time or at a point in time, typically by using costs incurred, hours expended to measure progress, or based on the achievement of milestones. Payments for services are generally due upfront at the start of a contract, upon achieving milestones stated in a contract, or upon consumption of resources. Services may at times include variable consideration, and the Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. Upon removal of the constraint on variable consideration, revenue may be recognized at a point in time by applying the allocation guidance of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606").
As of June 30, 2023, milestones not yet achieved that were determined to be probable of achievement totaled $2,500, of which $2,171 was recognized as drug discovery revenue for the six months ended June 30, 2023. As of June 30, 2022, milestones not yet achieved that were determined to be probable of achievement totaled $1,350, of which $1,350 was recognized as drug discovery revenue for the six months ended June 30, 2022.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health, which began in November 2021. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of June 30, 2023 and December 31, 2022, the Company had deferred revenue balances related to this agreement of $738 and $1,718, respectively.

The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Drug discovery services revenue from contracts with customers	$5,232	$8,019	$37,035	$23,259
Drug discovery contribution	605	439	1,371	781
Total drug discovery revenue	$5,837	$8,458	$38,406	$24,040
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
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront fee payment of $55.0 million in November 2020 and an additional upfront payment in December 2022. The Company also is eligible to receive up to $2.7 billion in total milestone payments across all potential targets, consisting of: a) up to $585.0 million in milestone payments per oncology target, consisting of $360.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones; and b) up to $489.0 million in milestone payments per neurology and immunology target, consisting of $264.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of June 30, 2023, we have recognized $25.0 million in revenue related to milestones under this agreement.
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
During the three and six months ended June 30, 2023, the Company recognized $0.7 million and $28.8 million, respectively, associated with the agreement based on the research activities performed and milestones achieved. During the three and six months ended June 30, 2022, the Company recognized $5.4 million and $9.4 million, respectively, associated with the agreement based on the research activities performed. As of June 30, 2023 and December 31, 2022, there was $21.7 million and $25.5 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of June 30, 2023, the Company had no outstanding receivables for this collaboration. As of December 31, 2022, the Company had $8.0 million of outstanding receivables for this collaboration.
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
Contract balances were as follows:

	As of June 30, 2023	As of December 31, 2022
Contract assets	$15,289	$11,378
Deferred revenue, short-term:
Software products and services	26,114	37,085
Drug discovery	20,560	20,846
Deferred revenue, long-term:
Software products and services	1,831	2,526
Drug discovery	13,789	23,072
For the three and six months ended June 30, 2023 and 2022, the Company recognized $20,628, $37,382, $22,303, and $40,599 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 75% of its June 30, 2023 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $15,539 as of June 30, 2023.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of June 30, 2023 and December 31, 2022. The following table presents information about the Company’s assets measured at fair value as of June 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$291,016	$—	$—	$291,016
Marketable securities	—	262,710	—	262,710
Equity investments	104,480	—	205	104,685
Total	$395,496	$262,710	$205	$658,411
The following table presents information about the Company’s assets measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$95,717	$—	$—	$95,717
Marketable securities	—	360,613	—	360,613
Equity investments	22,335	—	1,629	23,964
Total	$118,052	$360,613	$1,629	$480,294
Fair value of the Company’s investment in Nimbus Therapeutics, LLC (“Nimbus”), classified as Level 3 in the fair value hierarchy, was determined under the hypothetical liquidated book value method (“HLBV method”), as further described in Note 10, Equity Investments. During the three months ended March 31, 2023, the Company recorded a gain of $147,300 on account of its equity position in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858. On February 13, 2023, the Company reported receipt of a $111,300 cash distribution from Nimbus related to the sale. On April 6, 2023, the Company reported receipt of a $35,789 cash distribution from Nimbus related to the sale. The realized gain on Level 3 investment as of June 30, 2023 relates to an additional expected cash receipt of $205 from Nimbus.

Significant unobservable inputs used under the HLBV method include Nimbus’ annual financial statements and the Company’s liquidation preference. The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2021	$1,887
Cash contributions	600
Unrealized loss	(858)
As of December 31, 2022	1,629
Realized gain	35,994
Transfer to Level 1	(1,629)
As of March 31, 2023	35,994
Cash distributions	(35,789)
As of June 30, 2023	$205
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. Realized gains arising from distributions receivable from the Company's equity investments are classified within gain on equity investments in the condensed consolidated statements of operations. During the three months ended March 31, 2023, the Company recorded a transfer from a Level 3 investment to a Level 1 investment due to the completion of Structure Therapeutics Inc.'s, ("Structure Therapeutics"), initial public offering ("IPO"). The Company's investment in Structure Therapeutics was previously recorded as an equity method investment under ASC Topic 323, Investments - Equity Method and Joint Ventures, using the HLBV method. Following the completion of Structure Therapeutics' IPO, the Company's investment in Structure Therapeutics is recorded under ASC Topic 321, Investments - Equity Securities because there is an observable price of the investment. During the year ended December 31, 2022 there were no transfers between Level 1, Level 2 and Level 3 investments. See Note 10, Equity Investments, for further information.
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of June 30, 2023, the remaining weighted average lease term was 12 years.
During the six months ended June 30, 2023, right-of-use assets increased by $6,333 due to the accounting commencement of two new leases in Hyderabad, India and by $2,569 due to contingency resolutions associated with the Company’s New York and San Diego office leases. During the six months ended June 30, 2023, lease liabilities increased by $6,333 due to the accounting commencement of the new leases.
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

On June 11, 2023, the Company entered into a three-year equipment lease agreement in its Framingham, Massachusetts laboratory. Under the terms of the agreement, the Company is obligated to make lease payments of approximately $6 per month for the first 12 months and $11 per month for the following 24 months of the agreement. The Company estimates that the lease commencement date will occur during the three months ending September 30, 2023 and continue to the end of the lease, which is three years after commencement.
Variable and short-term lease costs were immaterial for the six months ended June 30, 2023. Additional details of the Company’s operating leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$4,131	$2,830	$7,926	$5,290
Cash paid for operating leases	2,923	752	5,560	1,301
Maturities of operating lease liabilities as of June 30, 2023 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2023	$6,632
2024	15,926
2025	16,130
2026	15,820
2027	14,688
Thereafter	120,052
Total future minimum lease payments	189,249
Less: imputed interest	(68,009)
Present value of future minimum lease payments	121,240
Less: current portion of operating leases payments	(13,921)
Lease liabilities, long-term	$107,319
(b)    Legal Matters
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.
(c)    Contingencies
The Company is currently under audit with a royalty partner. As of June 30, 2023, the Company believes a contingency is probable, but not estimable.
(6)    Income Taxes
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
For the three months ended June 30, 2023, the Company’s income tax benefit was $20,431. For the six months ended June 30, 2023, the Company’s income tax expense was $5,928. For the three and six months ended June 30, 2022, the Company's income tax expense was $33 and $5, respectively. For the three and six months ended June 30, 2023, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.

The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of June 30, 2023, the Company had $2,571 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At June 30, 2023, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2018 and 2017, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
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
(7)    Stockholders’ Equity
(a)    Common Stock
As of June 30, 2023, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of June 30, 2023, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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
(c)    Preferred Stock
As of June 30, 2023, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.

(8)    Stock-Based Compensation
Stock Incentive Plans
As of June 30, 2023, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), the 2021 Inducement Equity Incentive Plan, as amended (the “2021 Plan”), and the 2022 Equity Incentive Plan (the “2022 Plan”) (together, the “Plans”).
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
As of June 30, 2023 and December 31, 2022, there were 3,526,595 and 5,470,240 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of sales	$1,390	$1,528	$2,688	$2,816
Research and development	3,807	2,977	7,322	5,559
Sales and marketing	941	699	1,791	1,223
General and administrative	5,635	5,223	10,852	9,963
Total stock-based compensation	$11,773	$10,427	$22,653	$19,561
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
There were 76,105, 714,980, zero, and 48,700 RSUs granted during the three and six months ended June 30, 2023 and 2022, respectively. The weighted average grant date fair value for each RSU granted during the three and six months ended June 30, 2023 and 2022 was $42.82, $25.37, zero, and $27.76, respectively.
As of June 30, 2023, there was $17,131 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.26 years. During the three and six months ended June 30, 2023 zero and 12,075 RSUs vested, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2023 was zero and $293, respectively. No RSUs vested during the three and six months ended June 30, 2022.
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
In March 2023, the Company awarded to certain executive officers PRSUs for a maximum of 62,693 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 41,795 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 20,898 PRSUs (based on 50% achievement of the applicable performance conditions). All PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718"). The PRSUs granted in March 2023 are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
In August 2022, the Company awarded 90,000 PRSUs to an executive officer of which 30,150 PRSUs were considered granted under Topic 718 at the time the PRSUs were awarded. In March 2023, of the 90,000 PRSUs awarded in August 2022, an additional 45,000 PRSUs were considered granted under Topic 718. Of the 45,000 PRSUs that were considered granted in March 2023, 18,000 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2023 and 27,000 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
No conditions were determined to be probable under any of the Company's PRSUs as of June 30, 2023 and no expense was recorded during the three and six months ended June 30, 2023. The weighted average grant date fair value for each PRSU granted during the six months ended June 30, 2023 was $22.48. No PRSUs vested during the three and six months ended June 30, 2023.
Stock Options
Stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. The board of directors or compensation committee determines the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the date of the grant. The maximum contractual term of options granted under the Plans is typically 10 years, options generally vest over four years with 25% of the shares underlying the option vesting at the end of the first year and the remaining vesting monthly over the following three years. In February 2023, we granted to our chief executive officer a premium priced option to purchase 65,525 shares of common stock with an exercise price equal to 110% of the closing price of our common stock on the date of grant.
During the three and six months ended June 30, 2023 and 2022, 340,229, 526,430, 54,661, and 192,546 options under the Plans were exercised for total proceeds of $4,698, $5,565, $396, and $1,304, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2023 and 2022 were calculated using an average of historical exercises. Estimated volatility for the six months ended June 30, 2023 and 2022 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Six Months Ended June 30,
	2023	2022
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	67%	56%
Expected term (years)	4.97	4.75
Risk-free interest rate	3.77%	1.90%
The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2023 and 2022 was $22.20, $15.20, $13.67, and $13.54, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2023 and 2022 was $8,102, $11,305, $977, and $4,286, respectively.
As of June 30, 2023, there was $82,562 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.37 years. The fair value of shares vested during the three and six months ended June 30, 2023 and 2022 was $10,842, $27,867, $10,159, and $29,704, respectively.
(9)    Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Schrödinger common and limited common stockholders	$4,278	$(47,686)	$133,414	$(82,126)
Denominator:
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, basic:	71,642,722	71,161,892	71,555,395	71,106,470
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	3,421,601	—	2,944,277	—
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, diluted:	75,064,323	71,161,892	74,499,672	71,106,470

Net income (loss) per share of common and limited common stockholders, basic:	$0.06	$(0.67)	$1.86	$(1.15)
Net income (loss) per share of common and limited common stockholders, diluted:	$0.06	$(0.67)	$1.79	$(1.15)
For the three and six months ended June 30, 2023, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding. Since the Company was in a loss position for the three and six months ended June 30, 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares subject to outstanding common stock options and RSUs	6,183,141	10,723,911	6,287,929	10,723,911
At June 30, 2023 we excluded PRSUs from the securities outstanding for the computation of earnings per share because the minimum applicable performance conditions had not been attained.
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
The carrying value of the Nimbus investment was $205 and zero as of June 30, 2023 and December 31, 2022, respectively. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three months ended June 30, 2023, the Company reported no gains or losses on the Nimbus investment. For the six months ended June 30, 2023, the Company reported a gain of $147,322 on the Nimbus investment, which reflected the remaining cash distribution the Company was eligible to receive from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858. For the three and six months ended June 30, 2022, the Company reported no gains or losses on the Nimbus investment.
(b)    Morphic
The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.
For the three and six months ended June 30, 2023, the Company reported a gain of $16,441 and $25,533 on the Morphic investment, respectively. For the three and six months ended June 30, 2022, the Company reported a loss of $15,405 and $21,422 on the Morphic investment, respectively. As of June 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in Morphic was $47,869 and $22,335, respectively.
(c)    Ravenna
In connection with the merger of Petra Pharma Corporation and a third party, the Company received 2,676,191 shares of common stock of Ravenna Pharmaceuticals, Inc. (“Ravenna”). The Company concluded that its equity investment in Ravenna should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ravenna. As of each of June 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in Ravenna was $19.

(d)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of June 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in Ajax was $1,700.
(e)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash. On February 7, 2023, Structure Therapeutics completed its IPO. Immediately upon the closing of Structure Therapeutic's IPO, all of the outstanding Series B preferred stock automatically converted into ordinary shares on a one-for-one basis. As of June 30, 2023, the Company owned 3,260,495 ordinary shares of Structure Therapeutics. The Company purchased 275,000 American Depository Shares ("ADS") at $15 per ADS in the IPO. Each ADS represents three ordinary shares.
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
The carrying value of Structure Therapeutics was $56,611 and $1,629 as of June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2023, the Company recorded a mark-to-market gain of $24,300 and $50,857, respectively on the Structure Therapeutics investment. For the three and six months ended June 30, 2022, the Company reported a loss of $294 and $421, respectively, on the Structure Therapeutics investment under the HLBV method.
(11)    Related Party Transactions
(a)    Board Member
For the three and six months ended June 30, 2023 and 2022, the Company paid consulting fees of $105, $210, $100, and $200, respectively, to a member of its board of directors.
(b)    Bill and Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $87, $120, $15, and $215 for the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had net receivables of zero and $20, respectively, due from the Bill & Melinda Gates Foundation.
For the three and six months ended June 30, 2023 and 2022, the Company recognized $605, $1,371, $440, and $781, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of June 30, 2023 and December 31, 2022, the Company had no receivables due under this agreement from the Bill & Melinda Gates Foundation. As of June 30, 2023 and December 31, 2022, restricted cash on hand related to the arrangement was $1,553 and $1,742, respectively.
The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC in the second quarter of 2020, $1,000 in contribution revenue in the second quarter of 2021 on the first anniversary of its entry into the agreement, and $1,000 in contribution revenue in the second quarter of 2022 on the second anniversary of its entry into the agreement. Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. As of June 30, 2023 and December 31, 2022, the Company had no net receivables due from Gates Ventures, LLC.

(c)    Structure Therapeutics
During the year ended December 31, 2021, the Company entered into multiple software agreements with Structure
Therapeutics and its subsidiaries for approximately $650. For the three and six months ended June 30, 2023 and 2022, the Company recognized revenue of $74, $159, $73, and $150, respectively, related to these software agreements. As of June 30, 2023 and December 31, 2022, the Company had no net receivables due from Structure Therapeutics.
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
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment revenues:
Software	$29,352	$30,011	$61,565	$63,092
Drug discovery	5,837	8,458	38,406	24,040
Total segment revenues	$35,189	$38,469	$99,971	$87,132
Segment gross profit:
Software	$22,657	$22,910	$47,755	$48,480
Drug discovery	(8,847)	(5,776)	11,748	(3,363)
Total segment gross profit	13,810	17,134	59,503	45,117
Unallocated:
Research and development	(42,705)	(31,123)	(83,446)	(58,945)
Sales and marketing	(9,022)	(7,428)	(18,167)	(14,099)
General and administrative	(23,216)	(22,056)	(49,524)	(44,189)
Gain on equity investments	—	11,828	147,322	11,828
Change in fair value	40,654	(15,700)	76,391	(21,864)
Other income (expense)	4,326	(308)	7,263	31
Income tax benefit (expense)	20,431	(33)	(5,928)	(5)
Consolidated net income (loss)	$4,278	$(47,686)	$133,414	$(82,126)

Revenues by geographic area are determined based on the address provided by our customers and partners. The following table sets forth revenues by geographic area for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$23,964	$27,104	$74,308	$57,379
APAC	6,237	2,966	13,310	4,523
EMEA	4,832	5,106	11,660	17,751
Rest of World	156	3,293	693	7,479
	$35,189	$38,469	$99,971	$87,132

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
Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of wholly-owned drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. We submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and in a Phase 1 clinical trial of SGR-1505 in healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505. Early preliminary data from the healthy volunteer study points to well-behaved pharmacokinetics and evidence of pharmacodynamic activity that supports further development of SGR-1505, and we expect to share preliminary data from the study by the end of 2023. We also submitted an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, and the FDA cleared the IND in July 2023. We expect to initiate a Phase 1 clinical trial for SGR-2921 in patients with acute myeloid leukemia or myelodysplastic syndrome and have clinical trial sites open for screening and enrollment in the United States by the end of 2023. We expect to submit an IND application to the FDA for our WEE1 inhibitor, which we refer to as SGR-3515, in 2024, subject to favorable data from ongoing IND-enabling studies.

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
In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our wholly-owned pipeline programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to us. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. Under the terms of the agreement, as amended, we received an upfront payment of $55.0 million from BMS in November 2020 and an additional upfront payment in December 2022. We are eligible to receive up to $2.7 billion in total milestone payments across all potential targets, of which we have received $25.0 million as of June 30, 2023, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Collaboration and License Agreement” in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
In August 2021, we entered into a global discovery, development and commercialization collaboration with Zai Lab Limited focused on a novel program in oncology targeting DNA damage response, under which we were eligible to receive up to approximately $338.0 million in preclinical, clinical, regulatory and sales-based milestone payments from Zai Lab Limited for any product candidates developed under the collaboration. In July 2023, Zai Lab Limited sent us a notice to terminate the agreement, and all rights to the program are now wholly-owned by us.
In September 2022, we entered into a collaboration with Eli Lilly and Company, or Lilly, under which we are responsible for the discovery and optimization of small molecule compounds addressing a specific target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement we received an upfront payment and we are eligible to receive up to $425.0 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets.
We generated revenue of $35.2 million and $38.5 million during the three months ended June 30, 2023 and 2022, respectively, representing a year-over-year decrease of 9%. Our net income for the three months ended June 30, 2023 was $4.3 million and our net loss for the three months ended June 30, 2022 was $47.7 million.
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
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC entered into in June 2020. The agreement was an unconditional non-exchange contribution without restrictions. Revenue was recognized upon execution of the agreement and on the first and second anniversary of the agreement when invoiced, in accordance with Accounting Standard Codification, or ASC Topic 958, Not-for-Profit Entities as the agreement was not an exchange transaction.
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
Other Income (Expense)
Other income (expense) consists of interest earned on our cash equivalents and marketable securities, interest expense, and transactional foreign exchange gains and losses.
Income Tax (Benefit) Expense
Income tax (benefit) expense consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our federal and state deferred tax assets as we have concluded that it is not more likely than not that the deferred tax assets will be realized.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and 2022
The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$29,352	$30,011	$(659)	(2)%	$61,565	$63,092	$(1,527)	(2)%
Drug discovery	5,837	8,458	(2,621)	(31)%	38,406	24,040	14,366	60%
Total revenues	35,189	38,469	(3,280)	(9)%	99,971	87,132	12,839	15%
Cost of revenues:
Software products and services	6,695	7,101	(406)	(6)%	13,810	14,612	(802)	(5)%
Drug discovery	14,684	14,234	450	3%	26,658	27,403	(745)	(3)%
Total cost of revenues	21,379	21,335	44	—%	40,468	42,015	(1,547)	(4)%
Gross profit	13,810	17,134	(3,324)	(19)%	59,503	45,117	14,386	32%
Operating expenses:
Research and development	42,705	31,123	11,582	37%	83,446	58,945	24,501	42%
Sales and marketing	9,022	7,428	1,594	21%	18,167	14,099	4,068	29%
General and administrative	23,216	22,056	1,160	5%	49,524	44,189	5,335	12%
Total operating expenses	74,943	60,607	14,336	24%	151,137	117,233	33,904	29%
Loss from operations	(61,133)	(43,473)	(17,660)	41%	(91,634)	(72,116)	(19,518)	27%
Other income (expense):
Gain on equity investments	—	11,828	(11,828)	N/M	147,322	11,828	135,494	N/M
Change in fair value	40,654	(15,700)	56,354	N/M	76,391	(21,864)	98,255	N/M
Other income (expense)	4,326	(308)	4,634	N/M	7,263	31	7,232	N/M
Total other income (expense)	44,980	(4,180)	49,160	N/M	230,976	(10,005)	240,981	N/M
(Loss) income before income taxes	(16,153)	(47,653)	31,500	N/M	139,342	(82,121)	221,463	N/M
Income tax (benefit) expense	(20,431)	33	(20,464)	N/M	5,928	5	5,923	N/M
Net income (loss)	$4,278	$(47,686)	$51,964	N/M	$133,414	$(82,126)	$215,540	N/M
N/M – not meaningful

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$16,814	$16,595	$219	1%	$36,758	$38,281	$(1,523)	(4)%
Hosted software	4,451	3,596	855	24%	8,902	6,851	2,051	30%
Software maintenance	5,877	4,952	925	19%	11,627	9,678	1,949	20%
Professional services	2,210	3,868	(1,658)	(43)%	4,278	7,282	(3,004)	(41)%
Revenue from contracts with customers	29,352	29,011	341	1%	61,565	62,092	(527)	(1)%
Software contribution	—	1,000	(1,000)	(100)%	—	1,000	(1,000)	(100)%
Total software products and services	29,352	30,011	(659)	(2)%	61,565	63,092	(1,527)	(2)%
Drug discovery
Drug discovery services	5,232	8,019	(2,787)	(35)%	37,035	23,259	13,776	59%
Drug discovery contribution	605	439	166	38%	1,371	781	590	76%
Total drug discovery	5,837	8,458	(2,621)	(31)%	38,406	24,040	14,366	60%
Total revenues	$35,189	$38,469	$(3,280)	(9)%	$99,971	$87,132	$12,839	15%
Software Products and Services Revenue
On-premise software. The increase in revenues for on-premise software for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily attributable to timing of revenue for customer renewals. The decrease in revenue for on-premise software for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to timing of multi-year arrangements for which revenue was recognized upfront during the six months ended June 30, 2022.
Hosted software. The increase in revenues for hosted software for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to increased spend from existing customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.
Software maintenance. The increase in revenues for software maintenance for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to the increase in on-premise software sales in the second half of 2022. Software maintenance revenue is recognized ratably over time.
Professional services. The decrease in revenues from professional services for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily due to decreases of approximately $0.8 million in structural biology services and approximately $0.9 million related to the progress and completion of technology and modeling service projects. The decrease in revenues from professional services for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to decreases of approximately $1.5 million in structural biology services and approximately $1.5 million related to the progress and completion of technology and modeling service projects.
Software contribution revenue. The decrease in revenues for software contribution for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was due to the expiration of the agreement with Gates Ventures, LLC, which expired in June 2023.

Drug Discovery Revenue
Drug discovery services. The decrease in revenues for drug discovery services for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 is due to timing of achievement of milestones and progress of certain collaborations based on a change in expected time and cost, which also resulted in lower recognition of deferred revenue in the period.
The increase in revenues for drug discovery services for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to achievement of a $25.0 million development milestone for our SOS1/KRAS collaboration program with BMS, offset by the timing of milestones achieved for the six months ended June 30, 2022 that were not repeated. We expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. Contribution revenue for the three and six months ended June 30, 2023 was due to services performed under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$6,695	$7,101	$(406)	(6)%	$13,810	$14,612	$(802)	(5)%
Gross margin	77%	76%			78%	77%
Drug discovery	14,684	14,234	450	3%	26,658	27,403	(745)	(3)%
Software products and services. The decrease in cost of revenues for software products and services during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to decreases of approximately $0.7 million in personnel-related expense, partially offset by increases of approximately $0.1 million in cloud computing expense and approximately $0.2 million in other expenses.
The decrease in cost of revenues for software products and services during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was attributable to decreases of approximately $0.8 million in personnel-related expense and $0.5 million in royalty expense as a result of replacing third-party licensed code with internally built functionality, partially offset by increases of approximately $0.1 million in cloud computing expense and approximately $0.4 million in other expenses.
Software products and services gross margin. The increase in software gross margin during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was due to the re-allocation of resources from cost of revenue to research and development activities.
The increase in software gross margin during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to the reduction of $0.5 million in royalty expense as a result of replacing third-party licensed code with internally built functionality.
Drug discovery. The increase in cost of revenues for drug discovery during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to increases of approximately $1.5 million in CRO expense associated with the expansion and progression of drug discovery collaboration programs, approximately $0.3 million in royalties expense, and approximately $0.3 million in other expenses, partially offset by decreases of approximately $1.4 million in personnel-related expense reflecting the redeployment of our discovery organization towards wholly-owned programs, and approximately $0.2 million in cloud computing expense.
The decrease in cost of revenues for drug discovery during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was due to decreases of approximately $2.6 million in personnel-related expense reflecting the redeployment of our discovery organization towards wholly-owned programs, and approximately $0.1 million in cloud computing expense, partially offset by increases of approximately $1.1 million in CRO expense associated with the expansion and progression of collaboration drug discovery programs, approximately $0.5 million in royalties expense, and approximately $0.4 million in other expenses.
Research and Development Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Research and development	$42,705	$31,123	$11,582	37%	$83,446	$58,945	$24,501	42%
The increase in research and development expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to increases of approximately $5.3 million in personnel-related expense reflecting the progression of our drug discovery business and re-allocation of internal discovery teams from collaboration programs to wholly-owned drug discovery programs, approximately $3.5 million in CRO expense associated with the expansion and progression of our wholly-owned drug discovery programs, approximately $1.6 million in cloud computing expense, approximately $0.7 million in office rent, approximately $0.2 million in travel expense, and approximately $0.3 million in other expenses.
The increase in research and development expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was attributable to increases of approximately $11.2 million in personnel-related expense reflecting the progression of our drug discovery business and re-allocation of internal discovery teams from collaboration programs to wholly-owned drug discovery programs, approximately $7.2 million in CRO expense associated with the expansion and progression of wholly-owned drug discovery programs, approximately $3.7 million in cloud computing expense, approximately $1.5 million in office rent, approximately $0.6 million in travel expense, and approximately $0.3 million in other expenses.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Sales and marketing	$9,022	$7,428	$1,594	21%	$18,167	$14,099	$4,068	29%
The increase in sales and marketing expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to increases of approximately $0.8 million in personnel-related expenses, approximately $0.2 million in office rent, approximately $0.1 million in travel and entertainment expense, approximately $0.1 million in cloud computing expense, and approximately $0.4 million in other expenses.
The increase in sales and marketing expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was attributable to increases of approximately $2.4 million in personnel-related expense, approximately $0.6 million in office rent, approximately $0.5 million in travel and entertainment expense, approximately $0.2 million in cloud computing expense, and approximately $0.4 million in other expenses.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
General and administrative	$23,216	$22,056	$1,160	5%	$49,524	$44,189	$5,335	12%
The increase in general and administrative expense during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was attributable to increases of approximately $1.6 million in personnel-related expense, approximately $0.3 million in cloud computing expense, approximately $0.3 million related to office rent, and approximately $0.1 million of costs related to a cash distribution we received from Nimbus, partially offset by decreases of approximately $0.6 million related to professional services expenses, and approximately $0.5 million in other expenses.
The increase in general and administrative expense during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was attributable to increases of approximately $3.9 million in personnel-related expense, approximately $2.2 million of costs related to cash distributions we received from Nimbus, approximately $0.6 million related to office rent, approximately $0.6 million in cloud computing expense, approximately $0.5 million in amortization related to the acceleration of customer relationship intangible assets, and approximately $0.3 million in travel and entertainment expenses, partially offset by decreases of approximately $1.2 million related to professional services expenses, approximately $1.1 million related to a one-time non-recurring state and local tax item, and approximately $0.5 million in other expenses.
Gain on Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Gain on equity investments	$—	$11,828	$(11,828)	$147,322	$11,828	$135,494
The gain on equity investments during the six months ended June 30, 2023 was due to the realized gain on our equity investment in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858. There were no transactions for the three months ended June 30, 2023 that resulted in a gain on equity investments.
The gain on equity investments during the three and six months ended June 30, 2022 was due to cash received from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement.
Change in Fair Value

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Change in fair value	$40,654	$(15,700)	$56,354	$76,391	$(21,864)	$98,255
The change in fair value during the three months ended June 30, 2023 was due to a gain on our investment in Structure Therapeutics of $24.3 million and a gain on our investment in Morphic of $16.4 million. The change in fair value during the three months ended June 30, 2022 was primarily due to a loss on our investment in Morphic.
The change in fair value during the six months ended June 30, 2023 was due to a gain on our investment in Structure Therapeutics of $50.9 million and a gain on our investment in Morphic of $25.5 million. The change in fair value during the six months ended June 30, 2022 was primarily due to a loss on our investment in Morphic.
Other Income (Expense)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Other income (expense)	$4,326	$(308)	$4,634	$7,263	$31	$7,232
Other income (expense) increased during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to $3.9 million attributable to higher interest rates on our marketable securities portfolio, $0.5 million related to a one-time non-recurring state and local tax item, and $0.2 million of transactional foreign exchange gain.
Other income (expense) increased during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to $6.6 million attributable to higher interest rates on our marketable securities portfolio, $0.4 million of transactional foreign exchange gain, and $0.2 million in interest expense related to a one-time non-recurring state and local tax item.
Income Tax (Benefit) Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$(20,431)	$33	$(20,464)	$5,928	$5	$5,923
For the three months ended June 30, 2023, our income tax benefit represented a reduction of our federal and state tax liability due to a decrease in our estimated annual effective income tax rate driven by loss before income tax.
For the six months ended June 30, 2023, our income tax expense primarily represented the federal and state tax liability, which was driven by our cash distributions received from Nimbus and the impact of capitalizing research and development costs for tax purposes. We have sufficient deferred tax assets which we plan to utilize to offset the majority of the cash impact of these taxes.
During the three and six months ended June 30, 2022, due to the full valuation allowance on our U.S. federal and state tax assets, our income tax expense primarily represented our income tax obligations in certain foreign jurisdictions in which we conduct business.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 28, 2023. There were no material changes to our critical accounting estimates during the six months ended June 30, 2023.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $245.7 million.
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
On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of June 30, 2023, no securities had been sold under the Form S-3.
In May 2023, we entered into a sales agreement with SVB Securities LLC, or SVB Securities, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million, through SVB Securities. During the three months ended June 30, 2023, no shares of common stock were sold under the ATM and as of June 30, 2023, we had $250.0 million of common stock remaining available for sale under the ATM.
As of June 30, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $553.7 million.
We believe our existing cash, cash equivalents, and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators and partners. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of June 30, 2023 include operating lease obligations of $189.2 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $148.9 million, Cambridge, Massachusetts for $17.3 million, Portland, Oregon for $4.3 million and San Diego, California for $6.5 million, which expire in December 2037, June 2032, September 2026 and January 2031, respectively. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our other operating lease obligations.
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
In June 2022, we entered into a non-cancelable contract to purchase laboratory equipment of $4.2 million. As of the six months ended June 30, 2023, we had $0.4 million in outstanding payments.
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

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(49,537)	$(64,378)
Net cash provided by investing activities	239,445	70,626
Net cash provided by financing activities	5,391	1,304
Net increase in cash and cash equivalents and restricted cash	$195,299	$7,552
Operating activities
During the six months ended June 30, 2023, operating activities used approximately $49.5 million of cash due to $147.3 million gain from equity investments, of which the cash received is included in investing activities, $76.4 million of non-cash gain on changes in fair value. These items offset by net income of $133.4 million, including $22.8 million of stock-based compensation, non-cash operating expenses, depreciation and investment accretion costs and changes to our operating assets and liabilities of $18.0 million.
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
Investing activities
During the six months ended June 30, 2023, investing activities provided approximately $239.4 million of cash, consisting of $147.1 million cash distributions received, on account of our equity investment in Nimbus, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and $102.4 million provided by marketable securities maturities, net of purchases. These items were partially offset by $6.0 million in cash used for purchases of property and equipment and $4.1 million used for purchases of equity investments in Structure Therapeutics.
During the six months ended June 30, 2022, investing activities provided approximately $70.6 million of cash, consisting of $69.5 million provided by marketable securities maturities, net of purchases and $11.8 million in cash from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement. These items were partially offset by $3.7 million in cash used for purchases of property and equipment, $0.6 million used in purchases of equity investments in Structure Therapeutics, and $6.4 million used to acquire XTAL BioStructures, Inc., net of cash acquired.
Financing activities
During the six months ended June 30, 2023, financing activities provided approximately $5.4 million of cash attributable to proceeds received upon stock option exercises.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of June 30, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2023 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
We have a history of significant operating losses. Our net income for the three and six months ended June 30, 2023 was $4.3 million and $133.4 million, respectively. Our net losses for the three and six months ended June 30, 2022 were $47.7 million and $82.1 million, respectively. Our net losses for the years ended December 31, 2022 and 2021 were $149.2 million and $101.2 million, respectively. As of June 30, 2023, we had an accumulated deficit of $245.7 million. The net income we generated in the three months ended June 30, 2023 was primarily due to our income tax benefit. The net income we generated in the six months ended June 30, 2023 was primarily due to the $147.1 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutic’s initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of June 30, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators and partners are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We recently initiated dosing in our first clinical trials, which are a Phase 1 clinical trial of SGR-1505, our MALT1 inhibitor, in patients with relapsed or refractory B-cell lymphomas, and in a Phase 1 clinical trial of SGR-1505 in healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505. We expect to initiate a Phase 1 clinical trial for SGR-2921, our CDC7 inhibitor, in patients with acute myeloid leukemia or myelodysplastic syndrome and have clinical trial sites open for screening and enrollment by the end of 2023. We also plan to submit an investigational new drug, or IND, application to the FDA for our WEE1 inhibitor, which we refer to as SGR-3515, in 2024, subject to favorable data from ongoing IND-enabling studies. We have no drug products licensed for commercial sale, and as such, have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
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
Our revenue may fluctuate from quarter-to-quarter and year-to-year. Although we have experienced revenue growth in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. Our total revenues increased by 15% from $87.1 million in the six months ended June 30, 2022 to $100.0 million in the six months ended June 30, 2023, and increased by 31% from $137.9 million in the fiscal year ended December 31, 2021 to $181.0 million in the fiscal year ended December 31, 2022. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
As of June 30, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $553.7 million. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
•drug discovery collaborators could suffer from operational delays as a result of global health impacts, such as the recent COVID-19 pandemic; and
•drug discovery collaborations may be terminated prior to our receipt of any significant value from the collaboration, which has happened to us in the past and may happen to us again in the future.
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
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have selected our first development candidates, which are SGR-1505, our MALT1 inhibitor, SGR-2921, our CDC7 inhibitor, and SGR-3515, our WEE1 inhibitor. The FDA cleared our IND for SGR-1505 in June 2022, and we have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas. The FDA cleared our IND for SGR-2921 in July 2023, and we plan to submit an IND application to the FDA for SGR-3515 in 2024, subject to favorable data from ongoing IND-enabling studies. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.
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
We rely and expect to continue to rely on third parties to synthesize any molecules with therapeutic potential that we discover. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for IND submissions or the necessary clinical trials and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. The facilities of these third parties may also be affected by natural disasters, such as floods or fire, or geopolitical developments or public health pandemics, such as COVID-19, or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.
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
We only began conducting our own wholly-owned drug discovery efforts in 2018. We have selected our first development candidates, which are SGR-1505, our MALT1 inhibitor, SGR-2921, our CDC7 inhibitor, and SGR-3515, our WEE1 inhibitor, and as a company, we have very limited experience in clinical development. The FDA cleared our first IND in June 2022, which is for SGR-1505, and our second IND, which is for SGR-2921, in July 2023. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and in a Phase 1 clinical trial of SGR-1505 in healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505. We expect to initiate a Phase 1 clinical trial for SGR-2921 in patients with acute myeloid leukemia or myelodysplastic syndrome and have clinical trial sites open for screening and enrollment by the end of 2023.
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
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for their intended uses. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Success in preclinical studies and early-stage clinical trials does not mean that future clinical trials will be successful. We have not completed a clinical trial of any product candidate. The results of our product candidates in preclinical studies may not be indicative of future results in our ongoing or later stage clinical trials. Product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and other comparable foreign regulatory authorities despite having progressed through preclinical studies and early-stage clinical trials.
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
We are early in our development efforts for our own drug discovery programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our and any current or future collaborators’ development and commercialization programs will depend on several factors, including the following:
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
•ongoing restrictions resulting from the recent COVID-19 pandemic and its collateral consequences may result in internal and external operational delays and limitations; and
•maintaining a continued acceptable safety profile following receipt of any regulatory approvals.
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
For example, with respect to SGR-1505, our MALT1 inhibitor, which we are advancing for the treatment of patients with relapsed or refractory B-cell lymphomas, we are aware of several MALT1 inhibitors in clinical development, including by Janssen Research and Development, LLC, a Johnson & Johnson company, Ono Pharmaceutical Co., Ltd., and AbbVie Inc. In addition, we compete with other therapeutics, both approved and in clinical development, for the treatment of B-cell lymphomas.
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
For the three and six months ended June 30, 2023 and the year ended December 31, 2022, sales to customers outside of the United States accounted for approximately 32%, 26%, and 32% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
•global health pandemics, such as the recent COVID-19 pandemic; and
•unstable regional, economic and political conditions.
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
Furthermore, with respect to our drug discovery programs, the ongoing war between Russia and Ukraine may impact the ability of our CROs in the region to produce materials we require to conduct certain of our preclinical studies. If we are unable to obtain alternative sources for such materials that we require, the ability for us to timely execute and complete certain of our preclinical studies may be adversely impacted.
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
A widespread outbreak of an illness or other public health pandemic or epidemic such as the recent COVID-19 pandemic, could negatively affect various aspects of our business and make it more difficult to meet our obligations to our customers, and could result in reduced demand from our customers as well as delays in our drug discovery and development programs.
Our business and operations could be adversely affected by public health epidemics, including the recent COVID-19 pandemic, impacting the markets and industries in which we and our customers and collaborators operate.
The public health emergency declarations related to COVID-19 ended on May 11, 2023. In addition, the FDA ended 22 COVID-19-related policies when the public health emergency ended on May 11, 2023, and the FDA allowed 22 related policies to continue for 180 days. The FDA plans to retain 24 COVID-19-related policies with appropriate changes and four whose duration is not tied to the end of the public health emergency. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
Public health epidemics or pandemics, including the recent COVID-19 pandemic, may cause delays in the progress of certain of our and our collaborators’ drug discovery and development programs, particularly those that are in preclinical studies and clinical trials or that are preparing to enter clinical trials. Relative to our and our collaborators’ drug discovery programs, the recent COVID-19 pandemic has resulted in, and may in the future result in, disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our contract research organizations, or CROs, had experienced reductions in the capacity to undertake research-scale production and had experienced delays in executing preclinical studies, including our completed IND-enabling studies for SGR-2921. These reductions and delays may reoccur in the future. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue. Certain of our customers could experience downturns or uncertainty in their own business because of the economic effects resulting from public health pandemics, which could decrease their spending on our software products and services.
We will continue to monitor the impact of COVID-19 closely. The ultimate impact of a resurgence of COVID-19, the emergence of a variant of the COVID-19 virus or an outbreak of any other widespread public health epidemic is highly uncertain, not predictable and subject to change, and a resurgence of the recent COVID-19 pandemic has the potential to adversely affect our business, financial condition, results of operations and prospects.
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
As of December 31, 2022, we had federal NOLs of approximately $270.9 million and state NOLs of approximately $170.0 million, which, if not utilized, generally began to expire in 2023. As of December 31, 2022, we also had federal research and development tax credit carryforwards of approximately $19.5 million and state research and development tax credit carryforwards of approximately $1.3 million. Unused credits began to expire in 2021 and generally expire over time if they remain unused. These NOLs and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.
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
In addition, collaboration agreements are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property, or increase what we believe to be our obligations under the relevant agreements, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have owned, co-owned, or in-

licensed under the collaboration agreements prevent or impair our ability to maintain our current collaboration arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected technology or product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
A number of cases decided by the U.S. Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 12-398 (2013) or Myriad; Alice Corp. v. CLS Bank International, 573 U.S. 13-298 (2014); and Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, 566 U.S. 10-1150 (2012). In response to these cases, federal courts have held numerous patents invalid as claiming subject matter ineligible for patent protection. Moreover, the USPTO has issued guidance to the examining corps on how to apply these cases during examination. As a result of these decisions, obtaining broad patents in the United States covering software innovations is more challenging than before.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Pursuant to subsequent legislation, these Medicare sequester reductions were suspended and reduced in 2021 and 2022 but, as of July 1, 2022, the full 2% cut has resumed. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of calendar year 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in 2030 and 2031.
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
The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several recent Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020 President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.
In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress until January 1, 2032.
In September 2021, acting pursuant to an executive order signed by President Biden, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
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
On June 6, 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, BMS, and the Pharmaceutical Research and Manufacturers of America also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 11, 2023, Merck moved for summary judgment in its action and, the next day, the Chamber of Commerce moved for preliminary injunctive relief seeking to stop implementation of the drug pricing provisions of the

IRA. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data and employee data, is subject to the European Union General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to any clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that such rules should apply to transfers of personal data from any clinical trial sites located in the EEA to the United States. In October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022,and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision will permit companies in the United States who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
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
Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission, or FTC, and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
States are also active in creating specific rules relating to the processing of personal information. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information), including granting consumers the right to opt-out of the sale of their personal information. Many other states are considering similar legislation. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. In addition to California, at least eleven other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws during the 2023 legislative sessions that will go into effect in 2024 and beyond, including New York and New Jersey. Other states will be considering these laws in the future, and at the same time, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
While we have not experienced any significant system failure, accident, or security breach to date, and believe that our data protection efforts and our investment in information technology reduce the likelihood of such incidents in the future, we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our services and technologies could be delayed. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Further, sophisticated cyber attackers (including foreign adversaries engaged in industrial espionage) are skilled at adapting to existing security technology and developing new methods of gaining access to organizations’ sensitive business data, which could result in the loss of sensitive information, including trade secrets. For example, attackers have used artificial intelligence and machine learning to launch more automated, targeted and coordinated attacks against targets. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants.
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
As of July 26, 2023, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 43.8% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 50.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through July 26, 2023, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
•the societal and economic impact of public health epidemics, such as the recent COVID-19 pandemic; and
•the other factors described in this “Risk Factors” section.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of July 26, 2023, we had outstanding 62,716,150 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to a sales agreement with SVB Securities, LLC, or SVB Securities, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through SVB Securities. The number of shares that are sold by SVB Securities after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with SVB Securities. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the sales agreement. To date, we have not sold any shares of common stock under the ATM.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Officer Trading Arrangements

A significant portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act ) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or our other securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
Transactions in our securities by directors and officers are required to be made in accordance with our insider trading policy, which requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables directors and officers to prearrange transactions in our securities in a manner that avoids concerns about initiating transactions while in possession of material nonpublic information.
The following table describes, for the quarterly period covered by this report, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Patrick Lorton, Executive Vice President and Chief Technology Officer	Adoption (May 10, 2023)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until June 15, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 50,000 shares
Karen Akinsanya, President, R&D Therapeutics	Adoption (June 6, 2023)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until December 31, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 121,178 shares
Nancy Thornberry, Director	Adoption (June 8, 2023)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until September 15, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 19,800 shares
Robert Abel, Executive Vice President, Chief Computational Scientist and Head of Modeling R&D	Adoption (June 13, 2023)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for a RSU granted February 9, 2023	Sale	Until the earlier of final vesting of RSU or February 26, 2027	Indeterminable (1)
(1) The number of shares subject to this RSU grant that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of vesting. This trading arrangement provides for the automatic sale of shares that would otherwise be issuable on each vesting date of the RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Bylaws of Schrödinger, Inc.	8-K	001-39206	3.1	4/13/2023
10.1	Consultant Agreement, dated July 1, 1999, between Schrödinger, Inc. and Richard A. Friesner, as amended					X
10.2	Sales Agreement, dated as of May 24, 2023, by and between Schrödinger, Inc. and SVB Securities LLC	8-K	001-39206	1.1	5/24/2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: August 2, 2023	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	By:	/s/ Geoffrey Porges, MBBS
Executive Vice President and Chief Financial Officer (Principal Financial Officer)