Form 10-Q
period 2023-09-30
Schrodinger, Inc.
filed 2023-11-01
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 25, 2023, the registrant had 62,868,572 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$249,378	$90,474
Restricted cash	6,230	5,243
Marketable securities	246,905	360,613
Accounts receivable, net of allowance for doubtful accounts of $150 and $125	19,884	55,953
Unbilled and other receivables, net for allowance for unbilled receivables of $100 and $100	12,253	13,137
Prepaid expenses	13,111	8,569
Total current assets	547,761	533,989
Property and equipment, net	22,498	14,244
Equity investments	91,863	25,683
Goodwill	4,791	4,791
Intangible assets, net	—	587
Right of use assets - operating leases	119,822	105,982
Other assets	7,413	3,311
Total assets	$794,148	$688,587
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,318	$9,470
Income taxes payable	1,084	355
Accrued payroll, taxes, and benefits	25,508	24,882
Deferred revenue	43,313	57,931
Lease liabilities - operating leases	16,279	11,006
Other accrued liabilities	8,536	5,166
Total current liabilities	105,038	108,810
Deferred revenue, long-term	12,102	25,598
Lease liabilities - operating leases, long-term	112,720	105,485
Other liabilities, long-term	707	800
Total liabilities	230,567	240,693
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 62,823,295 and 62,163,739 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	628	622
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	92	92
Additional paid-in capital	871,100	828,700
Accumulated deficit	(307,748)	(379,138)
Accumulated other comprehensive loss	(491)	(2,382)
Total stockholders' equity	563,581	447,894
Total liabilities and stockholders' equity	$794,148	$688,587
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Software products and services	$28,904	$24,667	$90,469	$87,759
Drug discovery	13,665	12,313	52,071	36,353
Total revenues	42,569	36,980	142,540	124,112
Cost of revenues:
Software products and services	7,034	6,866	20,844	21,478
Drug discovery	11,896	12,913	38,554	40,316
Total cost of revenues	18,930	19,779	59,398	61,794
Gross profit	23,639	17,201	83,142	62,318
Operating expenses:
Research and development	46,833	32,885	130,279	91,830
Sales and marketing	9,109	7,161	27,276	21,260
General and administrative	23,890	23,318	73,414	67,507
Total operating expenses	79,832	63,364	230,969	180,597
Loss from operations	(56,193)	(46,163)	(147,827)	(118,279)
Other (expense) income
(Loss) gain on equity investments	—	(3)	147,322	11,825
Change in fair value	(14,522)	5,273	61,869	(16,591)
Other income	5,804	1,234	13,067	1,265
Total other (expense) income	(8,718)	6,504	222,258	(3,501)
(Loss) income before income taxes	(64,911)	(39,659)	74,431	(121,780)
Income tax (benefit) expense	(2,887)	194	3,041	199
Net (loss) income	$(62,024)	$(39,853)	$71,390	$(121,979)
Net (loss) income per share of common and limited common stockholders, basic:	$(0.86)	$(0.56)	$1.00	$(1.71)
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	71,924,451	71,207,992	71,679,765	71,140,682
Net (loss) income per share of common and limited common stockholders, diluted:	$(0.86)	$(0.56)	$0.95	$(1.71)
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	71,924,451	71,207,992	74,966,791	71,140,682
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(62,024)	$(39,853)	$71,390	$(121,979)
Changes in market value of investments, net of tax:
Unrealized gain (loss) on marketable securities	192	(283)	1,891	(3,035)
Comprehensive (loss) income	$(61,832)	$(40,136)	$73,281	$(125,014)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive (loss) gain	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	62,163,739	$622	9,164,193	$92	$828,700	$(379,138)	$(2,382)	$447,894
Change in unrealized gain on marketable securities	—	—	—	—	—	—	1,483	1,483
Issuances of common stock upon stock option exercises	186,201	1	—	—	866	—	—	867
Issuance of common stock upon vesting of restricted stock units	12,075	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,880	—	—	10,880
Net income	—	—	—	—	—	129,136	—	129,136
Balance at March 31, 2023	62,362,015	623	9,164,193	92	840,446	(250,002)	(899)	590,260
Change in unrealized gain on marketable securities	—	—	—	—	—	—	216	216
Issuances of common stock upon stock option exercises	340,229	4	—	—	4,694	—	—	4,698
Stock-based compensation	—	—	—	—	11,773	—	—	11,773
Net income	—	—	—	—	—	4,278		4,278
Balance at June 30, 2023	62,702,244	627	9,164,193	92	856,913	(245,724)	(683)	611,225
Change in unrealized gain on marketable securities	—	—	—	—	—	—	192	192
Issuances of common stock upon stock option exercise	119,885	1	—	—	1,533	—	—	1,534
Issuance of common stock upon vesting of restricted stock units	1,166	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,654	—	—	12,654
Net loss	—	—	—	—	—	(62,024)	—	(62,024)
Balance at September 30, 2023	62,823,295	$628	9,164,193	$92	$871,100	$(307,748)	$(491)	$563,581

Balance at December 31, 2021	61,834,515	$618	9,164,193	$92	$786,964	$(229,952)	$(651)	$557,071
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(2,006)	(2,006)
Issuances of common stock upon stock option exercises	137,885	2	—	—	906	—	—	908
Stock-based compensation	—	—	—	—	9,134	—	—	9,134
Net loss	—	—	—	—	—	(34,440)	—	(34,440)
Balance at March 31, 2022	61,972,400	620	9,164,193	92	797,004	(264,392)	(2,657)	530,667
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(746)	(746)
Issuances of common stock upon stock option exercises	54,661	—	—	—	396	—	—	396
Stock-based compensation	—	—	—	—	10,427	—	—	10,427
Net loss	—	—	—	—	—	(47,686)	—	(47,686)
Balance at June 30, 2022	62,027,061	620	9,164,193	92	807,827	(312,078)	(3,403)	493,058
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(283)	(283)
Issuances of common stock upon stock option exercise	40,707	—	—	—	324	—	—	324
Stock-based compensation	—	—	—	—	9,864	—	—	9,864
Net loss	—	—	—	—	—	(39,853)	—	(39,853)
Balance at September 30, 2022	62,067,768	$620	9,164,193	$92	$818,015	$(351,931)	$(3,686)	$463,110
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$71,390	$(121,979)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on equity investments	(147,322)	(11,825)
Fair value adjustments	(61,869)	16,591
Depreciation and amortization	4,198	3,202
Stock-based compensation	35,307	29,425
Noncash investment (accretion) amortization	(4,962)	2,102
Loss on disposal of property and equipment	140	14
Decrease (increase) in assets, net of acquisition:
Accounts receivable, net	36,069	8,673
Unbilled and other receivables	884	(3,272)
Reduction in the carrying amount of right of use assets - operating leases	5,722	4,812
Prepaid expenses and other assets	(13,048)	(6,837)
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	742	1,959
Income taxes payable	729	638
Accrued payroll, taxes, and benefits	626	499
Deferred revenue	(28,114)	(19,535)
Lease liabilities - operating leases	(2,577)	920
Other accrued liabilities	2,607	(128)
Net cash used in operating activities	(99,478)	(94,741)
Cash flows from investing activities:
Purchases of property and equipment	(10,924)	(6,668)
Purchases of equity investments	(4,125)	(600)
Distribution from equity investment	147,136	11,825
Acquisition, net of acquired cash	—	(6,427)
Purchases of marketable securities	(224,513)	(203,375)
Proceeds from maturity of marketable securities	345,074	283,711
Net cash provided by investing activities	252,648	78,466
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	7,099	1,628
Principal payments on finance leases	(5)	—
Payment of offering costs	(373)	—
Net cash provided by financing activities	6,721	1,628
Net increase (decrease) in cash and cash equivalents and restricted cash	159,891	(14,647)
Cash and cash equivalents and restricted cash, beginning of period	95,717	123,267
Cash and cash equivalents and restricted cash, end of period	$255,608	$108,620

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$2,194	$462
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	274	198
Purchases of property and equipment in accrued liabilities	685	109
Acquisition of right of use assets - operating leases, contingency resolution	514	1,513
Acquisition of right of use assets - operating leases in exchange for lease liabilities - operating leases	15,085	14,767
Acquisition of right of use assets in exchange for lease liabilities - finance leases	279	—
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2023 and 2022
(in thousands, except for share and per share amounts and note 3(c))
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
As of September 30, 2023, three customers accounted for more than 10% of total accounts receivable. As of December 31, 2022, one customer accounted for 26% of total accounts receivable. As of September 30, 2023, two customers accounted for 32% and 23% of total contract assets, respectively. As of December 31, 2022, two customers accounted for 23% and 17% of total contract assets, respectively. For the three months ended September 30, 2023, one customer accounted for 28% of total revenue. For the nine months ended September 30, 2023, one customer accounted for 29% of total revenue. For the three months ended September 30, 2022, one customer accounted for 28% of total revenue. For the nine months ended September 30, 2022, one customer accounted for 17% of total revenue.
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
Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with Accounting Standards Codification ("ASC") Topic 323, Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost less impairment, in accordance with ASC Topic 321, Equity Securities.
For further information regarding the Company’s equity investments, see Note 4, Fair Value Measurements and Note 10, Equity Investments.
(g)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Software products and services – point in time	37.0%	34.1%	36.8%	41.9%
Software products and services – over time	30.9	32.6	26.6	28.8
Drug Discovery – point in time	—	2.7	19.1	9.4
Drug Discovery – over time	32.1	30.6	17.5	19.9
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
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized upon execution of the agreement, on the first and second anniversary of the agreement, and upon extension of the agreement when invoiced in accordance with ASC Topic 958, Not-for-Profit Entities as the agreement was not an exchange transaction.
The agreement with Gates Ventures, LLC initially covered the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry into the agreement and $1,000 upon each of the first and second anniversary of the agreement. During the three months ended September 30, 2023, the agreement was extended through August 13, 2026 and provides for total additional consideration of up to $6,000. The Company recognized revenue of $1,800 upon extension of the agreement. As of September 30, 2023, the Company had no deferred revenue balance related to this agreement. As of September 30, 2023, the Company had $1,800 of accounts receivable related to this agreement.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
On-premise software	$13,806	$12,579	$50,564	$50,860
Hosted software	5,463	3,914	14,366	10,765
Software maintenance	5,752	5,063	17,378	14,741
Professional services	2,083	3,111	6,361	10,393
Revenue from contracts with customers	27,104	24,667	88,669	86,759
Software contribution	1,800	—	1,800	1,000
Total software revenue	$28,904	$24,667	$90,469	$87,759
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
As of September 30, 2023, there were no milestones not yet achieved that were determined to be probable of achievement, and no corresponding drug discovery milestone revenue was recognized for the nine months ended September 30, 2023. As of September 30, 2022, milestones not yet achieved that were determined to be probable of achievement totaled $2,000, of which $2,000 was recognized as drug discovery milestone revenue for the nine months ended September 30, 2022.

Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill and Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that expires in March 2025. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of September 30, 2023 and December 31, 2022, the Company had deferred revenue balances related to these agreements of $2,098 and $1,718, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Drug discovery services revenue from contracts with customers	$12,730	$11,717	$49,765	$34,976
Drug discovery contribution	935	596	2,306	1,377
Total drug discovery revenue	$13,665	$12,313	$52,071	$36,353
(c)Collaboration and License Agreement
On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS have agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1/KRAS, which were two of the Company’s wholly-owned programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to the Company. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to the Company, which increased revenue recognition in the third quarter of 2022 due to the accelerated completion of the Company's obligations related to the program. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. In September 2023, BMS elected not to proceed with further development of two related oncology programs and all rights to these programs reverted to the Company, which increased revenue recognition in the third quarter of 2023 due to the accelerated completion of the Company's obligations related to those programs.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront fee payment of $55.0 million in November 2020 and an additional upfront payment in December 2022. The Company also is eligible to receive up to $1.5 billion in total milestone payments across the remaining potential targets subject to the collaboration, consisting of: a) up to $585.0 million in milestone payments per oncology target, consisting of $360.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones; and b) up to $489.0 million in milestone payments per neurology and immunology target, consisting of $264.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of September 30, 2023, the Company had recognized $25.0 million in revenue related to milestones under this agreement.
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

The Company assessed the collaboration and license agreement in accordance with Topic 606, and concluded that BMS is a customer based on the agreement structure. At inception, the Company identified one performance obligation for each of the five programs initially covered under the agreement, which includes research activities for each program and a license grant for the underlying intellectual property. The Company determined that the license grant for intellectual property is not separable from the research activities, as the research activities are expected to significantly modify or enhance the license grant over the period of service, and therefore are not distinct in the context of the contract.
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
During the three and nine months ended September 30, 2023, the Company recognized $11.2 million and $40.0 million of revenue, respectively, associated with the agreement based on the research activities performed and milestones achieved. During the three and nine months ended September 30, 2022, the Company recognized $9.9 million and $19.3 million, respectively, associated with the agreement based on the research activities performed. As of September 30, 2023 and December 31, 2022, there was $10.5 million and $25.5 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of September 30, 2023, the Company had no outstanding receivables for this collaboration. As of December 31, 2022, the Company had $8.0 million of outstanding receivables for this collaboration.
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
The Company is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration. For collaborative arrangements, under which the Company is eligible to receive variable consideration in the form of milestones payments, judgment is required to evaluate whether the milestones are considered probable of being achieved. If it is probable that a significant revenue reversal would not occur, the constraint is removed and value of the associated milestone is included in the estimated transaction price using the most likely amount method based on contractual requirements and historical experience. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is allocated to each separate performance obligation on a relative SSP basis consistent with the allocation objectives of Topic 606.

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
Contract balances were as follows:

	As of September 30, 2023	As of December 31, 2022
Contract assets	$13,161	$11,378
Deferred revenue, short-term:
Software products and services	29,583	37,085
Drug discovery	13,730	20,846
Deferred revenue, long-term:
Software products and services	2,590	2,526
Drug discovery	9,512	23,072

For the three and nine months ended September 30, 2023 and 2022, the Company recognized $25,439, $55,807, $22,621, and $51,816 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 78% of its September 30, 2023 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $18,672 as of September 30, 2023.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of September 30, 2023 and December 31, 2022. The following table presents information about the Company’s assets measured at fair value as of September 30, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$255,608	$—	$—	$255,608
Marketable securities	—	246,905	—	246,905
Equity investments	87,793	—	2,370	90,163
Total	$343,401	$246,905	$2,370	$592,676
The following table presents information about the Company’s assets measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$95,717	$—	$—	$95,717
Marketable securities	—	360,613	—	360,613
Equity investments	22,335	—	1,629	23,964
Total	$118,052	$360,613	$1,629	$480,294

The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2021	$1,887
Cash contributions	600
Unrealized loss	(858)
As of December 31, 2022	1,629
Realized gain	147,322
Cash distributions	(111,328)
Transfer to Level 1	(1,629)
As of March 31, 2023	35,994
Cash distributions	(35,789)
As of June 30, 2023	205
Unrealized gain	2,165
As of September 30, 2023	$2,370
The fair value of the Company’s investment in Nimbus Therapeutics, LLC (“Nimbus”), classified as Level 3 in the fair value hierarchy, was recorded as an equity method investment under ASC Topic 323, Investments - Equity Method and Joint Ventures, using the hypothetical liquidated book value method (“HLBV method”) through June 30, 2023, as further described in Note 10, Equity Investments. Significant unobservable inputs used to determine Nimbus’ fair value under the HLBV method were the entity's annual financial statements and the Company’s liquidation preference. During the three months ended March 31, 2023, the Company recorded a gain of $147,322 on account of its equity position in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858. On February 13, 2023, the Company reported receipt of a $111,328 cash distribution from Nimbus related to the sale. On April 6, 2023, the Company reported receipt of a $35,789 cash distribution from Nimbus related to the sale. The realized gain on Level 3 investment as of June 30, 2023 relates to an additional expected cash receipt of $205 from Nimbus. Following the dilution of the Company's investment in Nimbus during the three months ended September 30, 2023, the fair value of the Company's investment is recorded under ASC Topic 321 ("Topic 321"), Investments - Equity Securities as a non-marketable equity security as the Company no longer exercises significant influence over Nimbus. This change in accounting method resulted in an unrealized gain of $2,165.
During the three months ended March 31, 2023, the Company recorded a transfer from a Level 3 investment to a Level 1 investment due to the completion of Structure Therapeutics Inc.'s, ("Structure Therapeutics"), initial public offering ("IPO"). The Company's investment in Structure Therapeutics was previously recorded using the HLBV method. Following the completion of Structure Therapeutics' IPO, the Company's investment in Structure Therapeutics is recorded under Topic 321 because there is an observable price of the investment. During the year ended December 31, 2022 there were no transfers between Level 1, Level 2 and Level 3 investments.
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the condensed consolidated statements of operations. Realized gains arising from distributions receivable from the Company's equity investments are classified within gain on equity investments in the condensed consolidated statements of operations.
For further information regarding the Company’s equity investments, see Note 10, Equity Investments.
(5)    Commitments and Contingencies
(a)    Leases
The Company has multiple operating leases for office space and a finance lease for equipment that expire at various dates through 2037. The Company has elected the package of practical expedients under the transition guidance of ASC Topic 842, Leases, to exclude short-term leases from the balance sheet and to combine lease and non-lease components. The Company classifies finance lease right of use assets under property and equipment, net and finance short-term and long-term lease liabilities under other accrued liabilities and other liabilities, long-term, respectively.

Upon inception of a lease, the Company determines if an arrangement is a lease, if it is classified as an operating or finance lease, if it includes options to extend or terminate the lease, and if it is reasonably certain that the Company will exercise the options. Lease cost, representing lease payments over the term of the lease and any capitalizable direct costs less any incentives received, is recognized on a straight-line basis over the lease term as lease expense.
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of September 30, 2023, the remaining weighted average lease term for operating and finance leases was 12 years.
During the nine months ended September 30, 2023, operating lease right of use assets increased by $15,085 due to the accounting commencement of new leases and by $4,388 due to contingency resolutions associated with office leases. During the nine months ended September 30, 2023, operating lease liabilities increased by $15,085 due to the accounting commencement of new leases. During the nine months ended September 30, 2023, finance lease right of use assets and lease liabilities each increased by $279 due to the accounting commencement of an equipment lease for our Framingham, Massachusetts lab.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the nine months ended September 30, 2023. Additional details of the Company’s operating and finance leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease costs	$4,393	$3,151	$12,318	$8,441
Cash paid for leases	3,229	992	8,789	2,293
Maturities of operating and finance lease liabilities as of September 30, 2023 under noncancelable periods were as follows:

Year ending December 31:
Remainder of 2023	$3,710
2024	17,476
2025	17,535
2026	17,222
2027	16,054
Thereafter	127,005
Total future minimum lease payments	199,002
Less: imputed interest	(69,722)
Present value of future minimum lease payments	129,280
Less: current portion of lease payments	16,353
Lease liabilities, long-term	$112,927
(b)    Legal Matters
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.
(c)    Contingencies
The Company is currently under audit with a royalty partner. As of September 30, 2023, the Company believes a contingency is probable, but not material.

(6)    Income Taxes
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
For the three months ended September 30, 2023, the Company’s income tax benefit was $2,887. For the nine months ended September 30, 2023, the Company’s income tax expense was $3,041. For the three and nine months ended September 30, 2022, the Company's income tax expense was $194 and $199, respectively. For the three and nine months ended September 30, 2023, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of September 30, 2023, the Company had $2,658 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At September 30, 2023, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2018 and 2017, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
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
(7)    Stockholders’ Equity
(a)    Common Stock
As of September 30, 2023, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of September 30, 2023, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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

(c)    Preferred Stock
As of September 30, 2023, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of September 30, 2023, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), the 2021 Inducement Equity Incentive Plan, as amended (the “2021 Plan”), and the 2022 Equity Incentive Plan (the “2022 Plan”) (together, the “Plans”).
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
As of September 30, 2023 and December 31, 2022, there were 3,430,664 and 5,470,240 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of sales	$1,234	$1,360	$3,922	$4,175
Research and development	4,101	3,026	11,422	8,585
Sales and marketing	914	728	2,705	1,951
General and administrative	6,405	4,750	17,258	14,714
Total stock-based compensation	$12,654	$9,864	$35,307	$29,425
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

There were 33,285, 748,265, zero, and 48,700 RSUs granted during the three and nine months ended September 30, 2023 and 2022, respectively. The weighted average grant date fair value for each RSU granted during the three and nine months ended September 30, 2023 and 2022 was $41.08, $26.07, zero, and $27.76, respectively.
As of September 30, 2023, there was $16,663 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.14 years. During the three and nine months ended September 30, 2023 1,166 and 13,241 RSUs vested, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2023 was $62 and $355, respectively. No RSUs vested during the three and nine months ended September 30, 2022.
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
The weighted average grant date fair value for each PRSU granted during the three and nine months ended September 30, 2023 and 2022 was zero, $22.48, $28.55, and $28.55, respectively. No PRSUs vested during the three and nine months ended September 30, 2023 and 2022.
Stock Options
Stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. The board of directors or compensation committee determines the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the date of the grant. The maximum contractual term of options granted under the Plans is typically 10 years, options generally vest over four years with 25% of the shares underlying the option vesting at the end of the first year and the remaining vesting monthly over the following three years. In February 2023, the Company granted the chief executive officer a premium priced option to purchase 65,525 shares of common stock with an exercise price equal to 110% of the closing price of the Company's common stock on the date of grant.
During the three and nine months ended September 30, 2023 and 2022, 119,885, 646,315, 40,707, and 233,253 options under the Plans were exercised for total proceeds of $1,534, $7,099, $324, and $1,628, respectively.

The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during 2023 and 2022 were calculated using an average of historical exercises. Estimated volatility for the nine months ended September 30, 2023 and 2022 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Nine Months Ended September 30,
	2023	2022
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	67%	56%
Expected term (years)	4.98	4.77
Risk-free interest rate	3.80%	2.02%
The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2023 and 2022 was $24.75, $15.99, $15.52, and $13.74, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2023 and 2022 was $2,835, $14,140, $859, and $5,145, respectively.
As of September 30, 2023, there was $74,044 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.25 years. The fair value of shares vested during the three and nine months ended September 30, 2023 and 2022 was $9,991, $37,858, $7,016, and $36,720, respectively.
(9)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net (loss) income per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net (loss) income attributable to Schrödinger common and limited common stockholders	$(62,024)	$(39,853)	$71,390	$(121,979)
Denominator:
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	71,924,451	71,207,992	71,679,765	71,140,682
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	—	—	3,287,026	—
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	71,924,451	71,207,992	74,966,791	71,140,682

Net (loss) income per share of common and limited common stockholders, basic:	$(0.86)	$(0.56)	$1.00	$(1.71)
Net (loss) income per share of common and limited common stockholders, diluted:	$(0.86)	$(0.56)	$0.95	$(1.71)

For the nine months ended September 30, 2023, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding.
Since the Company was in a loss position for the three months ended September 30, 2023 and the three and nine months ended September 30, 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares subject to outstanding common stock options and RSUs	12,243,352	10,932,612	6,192,747	10,932,612
(10)    Equity Investments
(a)    Nimbus
The Company provides collaboration services for Nimbus under the terms of a master services agreement executed on May 18, 2010, as amended. Collaboration agreements are separate from the transaction that resulted in equity ownership and related fees are paid in cash to the Company. Nimbus was previously recorded as an equity method investment under the HLBV method, as the entity is a limited liability company and the Company was determined to have significant influence due to the Company's collaboration with Nimbus on a number of drug discovery targets, as well as the Company's level of ownership in Nimbus. During the three months ended September 30, 2023, the Company's equity ownership in Nimbus was diluted to the point that the Company no longer has significant influence over the entity. As the Company no longer has significant influence over Nimbus, after June 30, 2023, the equity investment in Nimbus is valued as a non-marketable equity security.
The carrying value of the Nimbus investment was $2,370 and zero as of September 30, 2023 and December 31, 2022, respectively. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three months ended September 30, 2023, the Company reported a gain of $2,165 on the Nimbus investment, which reflected the change in accounting method from an equity method investment under the HLBV method to a non-marketable equity security measured at fair value. For the nine months ended September 30, 2023, the Company reported a realized gain of $147,322 on the Nimbus investment, which reflected the total cash distribution the Company was eligible to receive from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858, as well as an unrealized gain of $2,165 due to the change in accounting method. For the three and nine months ended September 30, 2022, the Company reported no gains or losses on the Nimbus investment.
(b)    Morphic
The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.
For the three and nine months ended September 30, 2023, the Company reported a loss of $28,740 and $3,206 on the Morphic investment, respectively. For the three and nine months ended September 30, 2022, the Company reported a gain of $5,511 and a loss of $15,931 on the Morphic investment, respectively. As of September 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in Morphic was $19,129 and $22,335, respectively.
(c)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of September 30, 2023 and December 31, 2022, the carrying value of the Company’s investment in Ajax was $1,700.

(d)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash. On February 7, 2023, Structure Therapeutics completed its IPO. Immediately upon the closing of Structure Therapeutic's IPO, all of the outstanding Series B preferred stock automatically converted into ordinary shares on a one-for-one basis. As of September 30, 2023, the Company owned 3,260,495 ordinary shares of Structure Therapeutics. The Company purchased 275,000 American Depository Shares ("ADS") at $15 per ADS in the IPO. Each ADS represents three ordinary shares.
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
The carrying value of Structure Therapeutics was $68,664 and $1,629 as of September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023, the Company recorded a mark-to-market gain of $12,052 and $62,910, respectively, on the Structure Therapeutics investment. For the three and nine months ended September 30, 2022, the Company reported a loss of $237 and $659, respectively, on the Structure Therapeutics investment under the HLBV method.
(11)    Related Party Transactions
(a)    Board Member
For the three and nine months ended September 30, 2023 and 2022, the Company paid consulting fees of $105, $315, $105, and $305, respectively, to a member of its board of directors.
(b)    Bill and Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $63, $183, $122, and $337 for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had net receivables of zero and $20, respectively, due from the Bill & Melinda Gates Foundation.
For the three and nine months ended September 30, 2023 and 2022, the Company recognized $935, $2,306, $595, and $1,376, respectively, in drug discovery contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of September 30, 2023 and December 31, 2022, the Company had no receivables due under these agreements from the Bill & Melinda Gates Foundation. As of September 30, 2023 and December 31, 2022, restricted cash on hand related to the arrangement was $2,729 and $1,742, respectively.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC annually from June 2020 to June 2022. In August 2023, the Company renewed the agreement with Gates Ventures, LLC and recognized $1,800 in contribution revenue. As of September 30, 2023 and December 31, 2022, the Company had $1,800 and zero net receivables due from Gates Ventures, LLC, respectively.
(c)    Structure Therapeutics
During the year ended December 31, 2021, the Company entered into multiple software agreements with Structure Therapeutics and its subsidiaries for approximately $650. For the three and nine months ended September 30, 2023 and 2022, the Company recognized revenue of $62, $221, $73, and $223, respectively, related to these software agreements. As of September 30, 2023 and December 31, 2022, the Company had no net receivables due from Structure Therapeutics.

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
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment revenues:
Software	$28,904	$24,667	$90,469	$87,759
Drug discovery	13,665	12,313	52,071	36,353
Total segment revenues	$42,569	$36,980	$142,540	$124,112
Segment gross profit:
Software	$21,870	$17,801	$69,625	$66,281
Drug discovery	1,769	(600)	13,517	(3,963)
Total segment gross profit	23,639	17,201	83,142	62,318
Unallocated:
Research and development	(46,833)	(32,885)	(130,279)	(91,830)
Sales and marketing	(9,109)	(7,161)	(27,276)	(21,260)
General and administrative	(23,890)	(23,318)	(73,414)	(67,507)
(Loss) gain on equity investments	—	(3)	147,322	11,825
Change in fair value	(14,522)	5,273	61,869	(16,591)
Other income	5,804	1,234	13,067	1,265
Income tax benefit (expense)	2,887	(194)	(3,041)	(199)
Consolidated net (loss) income	$(62,024)	$(39,853)	$71,390	$(121,979)

Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$33,127	$27,470	$107,435	$84,849
APAC	5,567	4,893	18,877	15,507
EMEA	3,758	4,424	15,418	22,687
Rest of World	117	193	810	1,069
	$42,569	$36,980	$142,540	$124,112

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
Over the last decade, we have entered into a number of collaborations with biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of wholly-owned drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. We submitted an investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505, and the U.S. Food and Drug Administration, or FDA, cleared the IND in June 2022. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and in a Phase 1 clinical trial of SGR-1505 in healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505. We expect to share preliminary data from the study in healthy volunteers by the end of 2023. In addition, the FDA recently granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma. We also submitted an IND application to the FDA for our CDC7 inhibitor, which we refer to as SGR-2921, and the FDA cleared the IND in July 2023. We recently initiated a Phase 1 clinical trial for SGR-2921 in patients with acute myeloid leukemia or myelodysplastic syndrome, and in October 2023, we dosed the first patient in the trial. We expect to submit an IND application to the FDA for our WEE1 and MYT1 inhibitor, which we refer to as SGR-3515, in the first half of 2024, subject to favorable data from ongoing IND-enabling studies, and we plan to initiate a Phase 1 clinical trial of SGR-3515 by the end of 2024, subject to receipt of regulatory clearance.

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
In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our wholly-owned pipeline programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to us. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. In September 2023, BMS elected not to proceed with further development of two related oncology programs and all rights to these programs reverted to the Company, which increased revenue recognition due to the accelerated completion of our obligations related to those programs. Under the terms of the agreement, as amended, we received an upfront payment of $55.0 million from BMS in November 2020 and an additional upfront payment in December 2022. We are eligible to receive up to $1.5 billion in total milestone payments across the remaining potential targets subject to the collaboration, of which we have received $25.0 million as of September 30, 2023, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Collaboration and License Agreement” in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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
We generated revenue of $42.6 million and $37.0 million during the three months ended September 30, 2023 and 2022, respectively, representing a year-over-year increase of 15%. Our net loss for the three months ended September 30, 2023 and 2022 was $62.0 million and $39.9 million, respectively.
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
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized annually from June 2020 through June 2022 and upon extension of the agreement in August 2023, when invoiced, in accordance with Accounting Standard Codification, or ASC, Topic 958, Not-for-Profit Entities as the agreement was not an exchange transaction.
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
Drug discovery contribution revenue. Contribution revenue consists of funds received under agreements with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities.
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
We expect our drug discovery costs of revenue to trend lower over time as we shift our focus to wholly-owned programs.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$28,904	$24,667	$4,237	17%	$90,469	$87,759	$2,710	3%
Drug discovery	13,665	12,313	1,352	11%	52,071	36,353	15,718	43%
Total revenues	42,569	36,980	5,589	15%	142,540	124,112	18,428	15%
Cost of revenues:
Software products and services	7,034	6,866	168	2%	20,844	21,478	(634)	(3)%
Drug discovery	11,896	12,913	(1,017)	(8)%	38,554	40,316	(1,762)	(4)%
Total cost of revenues	18,930	19,779	(849)	(4)%	59,398	61,794	(2,396)	(4)%
Gross profit	23,639	17,201	6,438	37%	83,142	62,318	20,824	33%
Operating expenses:
Research and development	46,833	32,885	13,948	42%	130,279	91,830	38,449	42%
Sales and marketing	9,109	7,161	1,948	27%	27,276	21,260	6,016	28%
General and administrative	23,890	23,318	572	2%	73,414	67,507	5,907	9%
Total operating expenses	79,832	63,364	16,468	26%	230,969	180,597	50,372	28%
Loss from operations	(56,193)	(46,163)	(10,030)	22%	(147,827)	(118,279)	(29,548)	25%
Other (expense) income
(Loss) gain on equity investments	—	(3)	3	N/M	147,322	11,825	135,497	N/M
Change in fair value	(14,522)	5,273	(19,795)	N/M	61,869	(16,591)	78,460	N/M
Other income	5,804	1,234	4,570	N/M	13,067	1,265	11,802	N/M
Total other (expense) income	(8,718)	6,504	(15,222)	N/M	222,258	(3,501)	225,759	N/M
(Loss) income before income taxes	(64,911)	(39,659)	(25,252)	N/M	74,431	(121,780)	196,211	N/M
Income tax (benefit) expense	(2,887)	194	(3,081)	N/M	3,041	199	2,842	N/M
Net (loss) income	$(62,024)	$(39,853)	$(22,171)	N/M	$71,390	$(121,979)	$193,369	N/M
N/M – not meaningful

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$13,806	$12,579	$1,227	10%	$50,564	$50,860	$(296)	(1)%
Hosted software	5,463	3,914	1,549	40%	14,366	10,765	3,601	33%
Software maintenance	5,752	5,063	689	14%	17,378	14,741	2,637	18%
Professional services	2,083	3,111	(1,028)	(33)%	6,361	10,393	(4,032)	(39)%
Revenue from contracts with customers	27,104	24,667	2,437	10%	88,669	86,759	1,910	2%
Software contribution	1,800	—	1,800	—%	1,800	1,000	800	80%
Total software products and services	28,904	24,667	4,237	17%	90,469	87,759	2,710	3%
Drug discovery
Drug discovery services	12,730	11,717	1,013	9%	49,765	34,976	14,789	42%
Drug discovery contribution	935	596	339	57%	2,306	1,377	929	67%
Total drug discovery	13,665	12,313	1,352	11%	52,071	36,353	15,718	43%
Total revenues	$42,569	$36,980	$5,589	15%	$142,540	$124,112	$18,428	15%
Software Products and Services Revenue
On-premise software. The increase in revenues for on-premise software for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily attributable to timing of revenue for customer renewals. The decrease in revenue for on-premise software for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to timing of multi-year arrangements for which revenue was recognized upfront during the nine months ended September 30, 2022.
Hosted software. The increase in revenues for hosted software for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily due to increased spend from existing customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.
Software maintenance. The increase in revenues for software maintenance for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily due to the increase in on-premise software sales in the second half of 2022 and first half of 2023. Software maintenance revenue is recognized ratably over time.
Professional services. The decrease in revenues from professional services for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to decreases of approximately $0.8 million in structural biology services and approximately $0.2 million related to the progress and completion of technology and modeling service projects. The decrease in revenues from professional services for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to decreases of approximately $2.2 million in structural biology services and approximately $1.8 million related to the progress and completion of technology and modeling service projects.
Software contribution revenue. The increase in revenues for software contribution for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was due to the extension of the agreement with Gates Ventures, LLC through August 2026.

Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily due to BMS electing not to proceed with further development of two collaboration programs, which resulted in increased revenue recognition due to the accelerated completion of our obligations related to such programs during the three months ended September 30, 2023, as well as progress made on collaborative programs that were entered into in the second half of 2022. The increase is offset by the timing of a milestone determined to be probable of achievement recognized during the three months ended September 30, 2022 that was not repeated and by the accelerated recognition of revenue related to the upfront payment from the BMS collaboration due to BMS electing not to proceed with further development for one program during the three months ended September 30, 2022.
The increase in revenues for drug discovery services for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to achievement of a $25.0 million development milestone for our SOS1/KRAS collaboration program with BMS as well as BMS's election not to proceed with further development of two collaboration programs, which resulted in accelerated recognition of revenue due to the completion of our obligations related to such programs for the nine months ended September 30, 2023. These increases were offset by the timing of milestones achieved and determined to be probable of achievement for the nine months ended September 30, 2022 that were not repeated and by the accelerated recognition of revenue related to the upfront payment from the BMS collaboration due to BMS electing not to proceed with further development for one program during the nine months ended September 30, 2022. We expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. The increase in contribution revenue for the three and nine months ended September 30, 2023 was due to the progression of services performed under agreements with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$7,034	$6,866	$168	2%	$20,844	$21,478	$(634)	(3)%
Gross margin	76%	72%			77%	76%
Drug discovery	11,896	12,913	(1,017)	(8)%	38,554	40,316	(1,762)	(4)%
Software products and services. The increase in cost of revenues for software products and services during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to increases of approximately $0.3 million in royalty expense and approximately $0.2 million in cloud computing expense, partially offset by decreases of approximately $0.2 million in personnel-related expense and approximately $0.1 million in other expenses.
The decrease in cost of revenues for software products and services during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to decreases of approximately $1.0 million in personnel-related expense and $0.2 million in royalty expense as a result of replacing third-party licensed code with internally built functionality, partially offset by increases of approximately $0.3 million in cloud computing expense and approximately $0.3 million in other expenses.
Software products and services gross margin. The increase in software gross margin during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was due to the re-allocation of resources from cost of revenue to research and development activities.
The increase in software gross margin during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to an increase in software revenue and relatively flat fixed costs.

Drug discovery. The decrease in cost of revenues for drug discovery during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to decreases of approximately $1.3 million in personnel-related expense reflecting the redeployment of our discovery organization towards wholly-owned programs, approximately $0.3 million in cloud computing expense, approximately $0.1 million in royalties expense, and approximately $0.2 million in other expenses, partially offset by increases of approximately $0.8 million in CRO expense associated with the expansion and progression of drug discovery collaboration programs.
The decrease in cost of revenues for drug discovery during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was due to decreases of approximately $3.9 million in personnel-related expense reflecting the redeployment of our discovery organization towards wholly-owned programs and approximately $0.4 million in cloud computing expense, partially offset by increases of approximately $1.9 million in CRO expense associated with the expansion and progression of drug discovery collaboration programs, approximately $0.4 million in royalties expense, and approximately $0.2 million in other expenses.
Research and Development Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Research and development	$46,833	$32,885	$13,948	42%	$130,279	$91,830	$38,449	42%
The increase in research and development expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to increases of approximately $5.8 million in CRO expense associated with the expansion and progression of our wholly-owned drug discovery programs, approximately $5.0 million in personnel-related expense reflecting the re-allocation of internal discovery teams from collaboration programs to wholly-owned drug discovery programs, approximately $1.7 million in cloud computing expense, approximately $1.0 million in office rent, and approximately $0.4 million in other expenses.
The increase in research and development expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to increases of approximately $16.2 million in personnel-related expense reflecting the re-allocation of internal discovery teams from collaboration programs to wholly-owned drug discovery programs, approximately $13.0 million in CRO expense associated with the expansion and progression of wholly-owned drug discovery programs, approximately $5.4 million in cloud computing expense, approximately $2.5 million in office rent, approximately $0.6 million in travel expense, and approximately $0.7 million in other expenses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
Sales and marketing	$9,109	$7,161	$1,948	27%	$27,276	$21,260	$6,016	28%
The increase in sales and marketing expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to increases of approximately $2.0 million in personnel-related expenses, approximately $0.2 million in office rent, and approximately $0.1 million in cloud computing expense, partially offset by a decrease of approximately $0.4 million in other expenses.
The increase in sales and marketing expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to increases of approximately $4.4 million in personnel-related expense, approximately $0.8 million in office rent, approximately $0.5 million in travel and entertainment expense, and approximately $0.3 million in cloud computing expense.

General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in thousands)				(in thousands)
General and administrative	$23,890	$23,318	$572	2%	$73,414	$67,507	$5,907	9%
The increase in general and administrative expense during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was attributable to increases of approximately $2.1 million in personnel-related expense and approximately $0.1 million related to office rent, partially offset by decreases of approximately $0.6 million related to professional services expenses and approximately $1.0 million in other expenses.
The increase in general and administrative expense during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was attributable to increases of approximately $6.0 million in personnel-related expense, approximately $2.2 million of costs related to cash distributions we received from Nimbus, approximately $0.7 million related to office rent, approximately $0.6 million in cloud computing expense, approximately $0.5 million in amortization related to the acceleration of customer relationship intangible assets, and approximately $0.3 million in travel and entertainment expenses, partially offset by decreases of approximately $1.8 million related to professional services expenses, approximately $1.1 million related to a one-time non-recurring state and local tax item, and approximately $1.5 million in other expenses.
(Loss) gain on equity investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
(Loss) gain on equity investments	$—	$(3)	$3	$147,322	$11,825	$135,497
There were no transactions for the three months ended September 30, 2023 that resulted in a gain or loss on equity investments. The loss on equity investments during the three months ended September 30, 2022 was due to the realized loss on our receivable from a third party, who previously acquired a collaborator in which we held an equity stake.
The gain on equity investments during the nine months ended September 30, 2023 was due to the realized gain on our equity investment in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858. The gain on equity investments during the nine months ended September 30, 2022 was due to cash received from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement.
Change in Fair Value

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Change in fair value	$(14,522)	$5,273	$(19,795)	$61,869	$(16,591)	$78,460
The change in fair value during the three months ended September 30, 2023 was due to a loss on our investment in Morphic of $28.7 million, partially offset by a gain on our investment in Structure Therapeutics of $12.1 million and a gain on our investment in Nimbus of $2.2 million. The change in fair value during the three months ended September 30, 2022 was primarily due to a gain on our investment in Morphic.
The change in fair value during the nine months ended September 30, 2023 was due to a gain on our investment in Structure Therapeutics of $62.9 million and a gain on our investment in Nimbus of $2.2 million, offset by a loss on our investment in Morphic of $3.2 million. The change in fair value during the nine months ended September 30, 2022 was primarily due to a loss on our investment in Morphic.

Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Other income	$5,804	$1,234	$4,570	$13,067	$1,265	$11,802
Other income increased during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 by $4.6 million attributable to higher interest rates on our bond portfolio.
Other income increased during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 by $11.1 million attributable to higher interest rates on our bond portfolio, $0.5 million attributable to a reduction of transactional foreign exchange loss from the prior period, and $0.2 million attributable to interest expense related to a one-time non-recurring state and local tax item present in the prior period and not relevant to the current period.
Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$(2,887)	$194	$(3,081)	$3,041	$199	$2,842
For the three months ended September 30, 2023, our income tax benefit represented a reduction of our federal and state tax liability due to a decrease in our estimated annual effective income tax rate driven by loss before income tax.
For the nine months ended September 30, 2023, our income tax expense primarily represented the federal and state tax liability, which was driven by our cash distributions received from Nimbus and the impact of capitalizing research and development costs for tax purposes. We have sufficient deferred tax assets which we plan to utilize to offset the majority of the cash impact of these taxes.
During the three and nine months ended September 30, 2022, due to the full valuation allowance on our U.S. federal and state tax assets, our income tax expense primarily represented our income tax obligations in certain foreign jurisdictions in which we conduct business.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 28, 2023. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2023.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $307.7 million.
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

On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of September 30, 2023, no securities had been sold under the Form S-3.
In May 2023, we entered into a sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million, through Leerink Partners. During the three months ended September 30, 2023, no shares of common stock were sold under the ATM and as of September 30, 2023, we had $250.0 million of common stock remaining available for sale under the ATM.
As of September 30, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $502.5 million.
We believe our existing cash, cash equivalents, and marketable securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators and partners. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of September 30, 2023 include lease obligations of $199.0 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $147.2 million, Cambridge, Massachusetts for $16.9 million, Framingham, Massachusetts for $11.6 million and San Diego, California for $6.3 million, which expire in December 2037, June 2032, March 2033 and January 2031, respectively. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our other lease obligations.
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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(99,478)	$(94,741)
Net cash provided by investing activities	252,648	78,466
Net cash provided by financing activities	6,721	1,628
Net increase (decrease) in cash and cash equivalents and restricted cash	$159,891	$(14,647)
Operating activities
During the nine months ended September 30, 2023, operating activities used approximately $99.5 million of cash due to $147.3 million gain from equity investments, of which the cash received is included in investing activities, and $61.9 million of non-cash gain on changes in fair value. These items were offset by net income of $71.4 million, including $34.7 million of stock-based compensation, non-cash operating expenses, depreciation and investment accretion costs and changes to our operating assets and liabilities of $3.6 million.
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
Investing activities
During the nine months ended September 30, 2023, investing activities provided approximately $252.6 million of cash, consisting of $147.1 million cash distributions received, on account of our equity investment in Nimbus, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and $120.5 million provided by marketable securities maturities, net of purchases. These items were partially offset by $10.9 million in cash used for purchases of property and equipment and $4.1 million used for purchases of equity investments in Structure Therapeutics.
During the nine months ended September 30, 2022, investing activities provided approximately $78.5 million of cash, consisting of $80.4 million provided by marketable securities maturities, net of purchases and $11.8 million in cash from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement. These items were partially offset by $6.7 million in cash used for purchases of property and equipment, $0.6 million used in purchases of equity investments in Structure Therapeutics, and $6.4 million used to acquire XTAL BioStructures, Inc., net of cash acquired.
Financing activities
During the nine months ended September 30, 2023, financing activities provided approximately $6.7 million of cash, consisting of $7.1 million attributable to proceeds received upon stock option exercises, offset by $0.4 million in offering costs related to the ATM.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of September 30, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2023 because of the material weakness in our internal control over financial reporting described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
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
We are in the process of remediating the identified material weakness and expect the remediation to be complete before the end of the 2023 fiscal year. To remediate, we have redesigned the existing control to adjust the timing of performance to ensure all milestones in newly executed discovery arrangements are considered for their impact on revenue. The material weakness will not be considered remediated until the revised controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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
We have a history of significant operating losses. Our net loss for the three months ended September 30, 2023 was $62.0 million. Our net income for the nine months ended September 30, 2023 was $71.4 million. Our net losses for the three and nine months ended September 30, 2022 were $39.9 million and $122.0 million, respectively. Our net losses for the years ended December 31, 2022 and 2021 were $149.2 million and $101.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $307.7 million. The net income we generated in the nine months ended September 30, 2023 was primarily due to the $147.1 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutic’s initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of September 30, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators and partners are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We recently initiated dosing in our first clinical trials, which are a Phase 1 clinical trial of SGR-1505, our MALT1 inhibitor, in patients with relapsed or refractory B-cell lymphomas, a Phase 1 clinical trial of SGR-1505 in healthy volunteers, and in a Phase 1 clinical trial for SGR-2921, our CDC7 inhibitor, in patients with acute myeloid leukemia or myelodysplastic syndrome. We have no drug products licensed for commercial sale, and as such, have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:
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
To achieve and maintain profitability, we must succeed in significantly increasing our software sales and increasing revenue from our drug discovery collaborations, or we and our current or future collaborators must succeed in developing, and eventually commercializing, a drug product or drug products that generate significant revenue. We currently generate revenues from the sales of our software solutions and from achieving milestones under our partnered and collaborative drug discovery programs, and we expect to continue to derive most of our revenue from sales of our software and from achieving such milestones until such time as our or our collaborators’ drug development and commercialization efforts are successful, if ever. As such, increasing sales of our software to existing customers, successfully marketing our software to new customers, and achieving milestones under our drug discovery collaborations are critical to our success. Demand for our software solutions may be affected by a number of factors, including continued market acceptance by the biopharmaceutical industry, market adoption of our software solutions beyond the biopharmaceutical industry including for materials science applications, the ability of our platform to identify more promising molecules and accelerate and lower the costs of discovery as compared to traditional methods, timing of development and release of new offerings by our competitors, technological change, and the rate of growth in our target markets. If we are unable to continue to meet the demands of our customers, our business operations, financial results, and growth prospects will be adversely affected.
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
Our revenue may fluctuate from quarter-to-quarter and year-to-year. Although we have experienced revenue growth in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. Our total revenues increased by 15% from $124.1 million in the nine months ended September 30, 2022 to $142.5 million in the nine months ended September 30, 2023, and increased by 31% from $137.9 million in the fiscal year ended December 31, 2021 to $181.0 million in the fiscal year ended December 31, 2022. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
As of September 30, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $502.5 million. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., ChemAxon, Revvity, Inc., and Dotmatics, Inc. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In life sciences, the most prominent academic simulation packages include AMBER, CHARMm, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent of commercialization.
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
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we have selected our first development candidates, which are SGR-1505, our MALT1 inhibitor, SGR-2921, our CDC7 inhibitor, and SGR-3515, our WEE1 and MYT1 inhibitor. We have not yet advanced any other programs into IND-enabling studies, and we may fail to identify potential product candidates for clinical development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.

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
We only began conducting our own wholly-owned drug discovery efforts in 2018, and as a company, we have very limited experience in clinical development. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and a Phase 1 clinical trial of SGR-1505 in healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505, and we initiated dosing in a Phase 1 clinical trial for SGR-2921 in patients with acute myeloid leukemia or myelodysplastic syndrome.
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

In addition, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors were still permitted to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
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
For the three and nine months ended September 30, 2023 and the year ended December 31, 2022, sales to customers outside of the United States accounted for approximately 22%, 25%, and 32% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
Furthermore, with respect to our drug discovery programs, the ongoing war between Russia and Ukraine may impact the ability of our contract research organizations, or CROs, in the region to produce materials we require to conduct certain of our preclinical studies. If we are unable to obtain alternative sources for such materials that we require, the ability for us to timely execute and complete certain of our preclinical studies may be adversely impacted.
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

Public health epidemics or pandemics, including the recent COVID-19 pandemic, may cause delays in the progress of certain of our and our collaborators’ drug discovery and development programs, particularly those that are in preclinical studies and clinical trials or that are preparing to enter clinical trials. Relative to our and our collaborators’ drug discovery programs, the recent COVID-19 pandemic has resulted in, and may in the future result in, disruptions in current and future IND-enabling studies and clinical trials, manufacturing disruptions, trial site disruptions and impact the ability to obtain necessary institutional review board, institutional biosafety committee, or other necessary site approvals. These disruptions have caused and may in the future cause delays in certain of our and our collaborators’ drug discovery programs. For example, our contract manufacturing organizations, or CMOs, and our CROs had experienced reductions in the capacity to undertake research-scale production and had experienced delays in executing preclinical studies, including our completed IND-enabling studies for SGR-2921. These reductions and delays may reoccur in the future. Furthermore, if our collaborators experience similar delays with their drug discovery and development programs, that could cause additional delays in our achievement of milestones and related revenue. Certain of our customers could experience downturns or uncertainty in their own business because of the economic effects resulting from public health pandemics, which could decrease their spending on our software products and services.
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
There is also a risk that due to regulatory changes, such as suspension of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described above in “Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition,” the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and rules governing NOL carryforwards that may significantly impact our ability to utilize NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes.
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

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the 2017 Tax Act, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case and in June 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce, or Chamber of Commerce, BMS, the Pharmaceutical Research and Manufacturers of America, Astellas Pharma US, Inc., Novo Nordisk Inc., Janssen Pharmaceuticals, Inc., Novartis Pharmaceutical Corporation, AstraZeneca L.P. and Boehringer Ingelheim Pharmaceuticals, Inc., also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 12, 2023, the Chamber of Commerce moved for preliminary injunctive relief seeking to halt implementation of the drug pricing provisions of the IRA. On September 29, 2023, in the first substantive ruling in this litigation, the U.S. District Court for the Southern District of Ohio denied the Chamber of Commerce’s motion, finding that the Chamber of Commerce did not show, among other things, a strong likelihood of success on its constitutional arguments because Medicare is voluntary. The U.S. District Court for the Southern District of Ohio also denied the government’s motion to dismiss, indicating that it needs more information from the parties before ruling on that motion. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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
The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data and employee data, is subject to the European Union General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to any clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that such rules should apply to transfers of personal data from any clinical trial sites located in the EEA to the United States. In October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits companies in the United States who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms. The uncertainty around this issue has the potential to impact our business internationally.
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
As of October 25, 2023, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 43.7% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 50.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through October 25, 2023, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of October 25, 2023, we had outstanding 62,868,572 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to a sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the sales agreement. To date, we have not sold any shares of common stock under the ATM.
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
As a public company, we have incurred and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Securities Exchange Act of 1934, as amended, or the Exchange Act, Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote and will need to continue to devote a substantial amount of time and resources to these compliance initiatives, potentially at the expense of other business concerns, which could harm our business, financial condition, results of operations, and prospects. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs, and have made and will continue to make some activities more time-consuming and costly compared to when we were a private company.
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

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. Any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting on an annual basis. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Pursuant to Section 404, we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.
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
We are in the process of remediating the identified material weakness and expect the remediation to be complete before the end of the 2023 fiscal year. To remediate, we have redesigned the existing control to adjust the timing of performance to ensure all milestones in newly executed discovery arrangements are considered for their impact on revenue. In addition, we will continue to assess risks on an ongoing basis to timely identify changes in our business that may create new exposures or risk categories, and we plan to conduct a comprehensive review and, as applicable, update our existing internal control framework to ensure that we have identified, developed, and deployed the appropriate business process controls to address the new exposures or risk categories that are identified.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and Officer Trading Arrangements
A significant portion of the compensation of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) is in the form of equity awards and, from time to time, directors and officers engage in open-market transactions with respect to the securities acquired pursuant to such equity awards or our other securities, including to satisfy tax withholding obligations when equity awards vest or are exercised, and for diversification or other personal reasons.
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

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Yvonne Tran, Executive Vice President, Chief Legal Officer and Chief People Officer	Adoption (August 8, 2023)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until August 1, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 45,902 shares
Richard Friesner, Director	Adoption (August 14, 2023)	Rule 10b5-1 trading arrangement for sales of shares	Sale	Until June 15, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 100,000 shares

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Amendment #1 to the Independent Contractor Agreement, dated August 14, 2023, by and between the Registrant and Gates Ventures, LLC					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: November 1, 2023	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	By:	/s/ Geoffrey Porges, MBBS
Executive Vice President and Chief Financial Officer (Principal Financial Officer)