Form 10-K
period 2023-12-31
Schrodinger, Inc.
filed 2024-02-28
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,758,532,189 based upon the closing sale price of the registrant’s common stock on that date.
As of February 21, 2024, the registrant had 63,146,419 shares of common stock and 9,164,193 shares of limited common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2024 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2023. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•our strategic plans to accelerate the growth of our software business and acquire new customers;
•our research and development efforts for our proprietary drug discovery programs and our computational platform;
•our drug discovery collaborations, including the initiation, timing, progress and results of such collaborations;
•our estimates or expectations regarding any milestone or other payments we may receive from drug discovery collaborations, including pursuant to our collaboration agreement with Bristol-Myers Squibb Company;
•our proprietary drug discovery programs, including the initiation, timing, progress, and results of our preclinical studies and clinical trials;
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
•the potential advantages of our drug discovery collaborations and our proprietary drug discovery programs;
•the rate and degree of market acceptance of our software solutions;
•the rate and degree of market acceptance and clinical utility of any product we or any of our collaborators may develop;
•our estimates regarding the potential market opportunity for our software solutions and any product candidate we or any of our collaborators may develop;
•our sales and marketing capabilities and strategy;
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
•the potential impact of public health epidemics or pandemics, including the COVID-19 pandemic; and
•the potential impact of geopolitical and global economic developments.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in “Risk Factor Summary” and “Risk Factors” below, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, in-licensing arrangements, joint ventures, or investments we may make or enter into.
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
•As a company, we have very limited experience in clinical development, which may adversely impact the likelihood that we will be successful in advancing our programs.
•We will likely require additional capital to fund our operations. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
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
Our differentiated, physics-based computational platform enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. Our software platform is licensed by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. We are applying our computational platform to advance a broad pipeline of drug discovery programs in collaboration with leading biopharmaceutical companies. In addition, we use our computational platform to discover novel molecules for our pipeline of proprietary drug discovery programs, which we are advancing through preclinical and clinical development.
Traditional drug discovery and development efforts are complex, lengthy and capital-intensive, and are prone to high failure rates. Traditional drug discovery relies upon many iterations of costly and time-consuming manual molecule design, chemical synthesis, and experimental testing. One of the primary reasons for long timelines, high costs, and high failure rates in drug discovery is that predicting properties of molecules in advance of chemical synthesis is extremely complex and not amenable to traditional approaches.
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
We offer our customers a variety of software solutions that accelerate all stages of molecule discovery, design, and optimization. In 2023, all of the top 20 pharmaceutical companies, measured by 2022 revenue, licensed our solutions, accounting for $71.8 million, or 45%, of our software revenue in 2023. We had 222, 227, and 190 customers with an annual contract value, or ACV, of at least $100,000, which represented 83%, 82%, and 80% of our total ACV, for the years ended December 31, 2023, 2022, and 2021, respectively. The widespread adoption of our software, supported by our global team of sales, technical, and scientific personnel, has driven steady growth in our software revenue. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV at higher thresholds, including customers with an ACV of at least $500,000 or $1.0 million. For the year ended December 31, 2023, we had 54 customers with an ACV of at least $500,000 compared to 52 for the year ended December 31, 2022. Furthermore, the number of customers with an ACV of at least $1.0 million increased to 27 for the year ended December 31, 2023 compared to 18 and 15 for the years ended December 31, 2022 and 2021, respectively. We also had four customers with an ACV of at least $5.0 million for the year ended December 31, 2023, compared to four and two such customers for the years ended December 31, 2022 and 2021, respectively. In addition, our customer retention rate for our customers with an ACV of at least $100,000 for the year ended December 31, 2023 was 92% and was 96% or higher for each of the previous nine fiscal years. Our customer retention rate for our customers with an ACV of at least $500,000 was 98% for the year ended December 31, 2023 and 100% for the year ended December 31, 2022. We believe the growth in the number of our larger customers demonstrates that companies are increasingly recognizing the power and appreciating the scientific and financial benefits of using our platform at scale while the retention in our customer base is indicative of the continued value of our platform. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance” for additional information regarding ACV and customer retention rate.
We also leverage our platform and capabilities across a portfolio of collaborative and proprietary drug discovery programs spanning a wide range of disease targets and indications. Our drug discovery group, which we refer to as the Schrödinger therapeutics group, is comprised of a multidisciplinary team of approximately 180 experts in protein science, biochemistry, biophysics, medicinal and computational chemistry, and discovery scientists with expertise in preclinical and early clinical development. We have entered into drug discovery collaborations with biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutic areas, including programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immuno-oncology, cardiopulmonary disease and tuberculosis. When we engage in drug discovery with these collaborators, we typically provide access to our platform and platform experts who assist the drug discovery collaborator in identifying molecules that have activity against one or more specified protein targets. Our collaborative programs generate drug discovery revenue, including upfront payments, research funding payments, and discovery and development milestones, and have the potential to produce additional commercial milestone payments, option fees, and royalties. We also rely on collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize clinical and commercial opportunities for the product candidate.
For example, in November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, the Schrödinger therapeutics group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $1.5 billion in total milestone payments across the potential targets currently subject to the collaboration, of which we have received $25.0 million as of December 31, 2023, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.
In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and we anticipate reporting initial data from the trial in late 2024 or 2025. We also completed a Phase 1 clinical trial of SGR-1505 in 73 healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505, as well as the effect of food and drug-drug interactions. In the healthy volunteer trial, SGR-1505 was generally well tolerated with no drug-related serious adverse events or dose limiting toxicities observed. In the trial, we observed that SGR-1505 achieved greater than 90 percent inhibition of IL-2 secretion in an activated T cell whole blood assay at 100 mg twice a day (n=4), confirming target engagement and meeting the pharmacodynamic goals for the trial. Inhibition of IL-2 secretion is a marker for target engagement and pathway modulation as it is tightly linked to MALT1 and the downstream NF-κB signaling. The data supported continued evaluation of SGR-1505 in the ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell lymphomas. In addition, the FDA recently granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma.
In July 2023, the FDA cleared our IND for our CDC7 inhibitor, which we refer to as SGR-2921. We have initiated dosing in a Phase 1 clinical trial of SGR-2921 in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, and we anticipate reporting initial data from the trial in late 2024 or 2025. We are also advancing SGR-3515, our novel WEE1/MYT1 inhibitor for the treatment of solid tumors. We expect to submit an IND to the FDA for SGR-3515 in the first half of 2024, subject to favorable data from ongoing IND-enabling studies, and we plan to initiate a Phase 1 clinical trial of SGR-3515 by the end of 2024, subject to receipt of regulatory clearance.
We generated total revenue of $216.7 million, $181.0 million, and $137.9 million in 2023, 2022, and 2021, respectively, representing year-over-year growth of 20% and 31%, respectively. Our net income for the year ended December 31, 2023 was $40.7 million and our net losses for the years ended December 31, 2022 and 2021 were $149.2 million and $101.2 million, respectively.
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
•Growing and expanding our software business: We have experienced steady growth in our software revenues, achieving $159.1 million in revenue in 2023, an increase of 17% compared to 2022, primarily driven by broad adoption of our software solutions by the biopharmaceutical industry and the expansion of our materials science business. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth.
▪Advancing our collaborative programs: We intend to continue to work with our collaborators on advancing our collaborative programs through discovery research stages. Our collaborative programs generate revenues through upfront payments, research funding, preclinical and clinical milestones as well as potentially through option fees, commercial milestones, and future royalties. We achieved drug discovery revenue of $57.5 million in 2023, an increase of 27% compared to 2022, largely driven by the achievement of milestones from our collaborative programs. We also benefit from our equity positions in certain of our collaborators. For example, during the fiscal year ended December 31, 2023, we received a total of $147.2 million in cash distributions on account of our equity stake in Nimbus Therapeutics, LLC, or Nimbus, following the closing of the acquisition by Takeda Pharmaceuticals Company Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2, or TYK2, program, which included the TYK2 inhibitor, NDI-034858.
▪Progressing our proprietary drug discovery programs: We plan to progress the development of our proprietary drug discovery programs, including SGR-1505, SGR-2921 and SGR-3515, and continue to advance new programs where we can leverage our computational platform to identify novel molecules. As we progress these programs, we plan to strategically evaluate on a program-by-program basis advancing them into preclinical and clinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize clinical and commercial opportunity.
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
Industry Overview
Traditional drug discovery and development efforts are complex, lengthy and capital-intensive, and are prone to high failure rates. Traditional drug discovery involves experimental screening of existing libraries of molecules to find molecules with detectable activity, or “hit molecules,” followed by many iterations of chemical synthesis to optimize those hit molecules to a development candidate that can be advanced into human clinical trials. Efforts to optimize initial hit molecules for a drug discovery project involve costly and iterative synthesis and testing of molecules seeking to identify a molecule with the required property profile. The optimal profile has the acceptable balance of properties such as potency, selectivity, solubility, bioavailability, half-life, permeability, drug-drug interaction profile, synthesizability, and toxicity. These properties are often inversely correlated, meaning that optimizing one property often de-optimizes others. The challenge of optimizing hit molecules is amplified by the limited number of molecules that can be feasibly tested across these properties with traditional methods. As a result, this optimization process often fails to yield a molecule with a satisfactory property profile to be a development candidate, which is why many drug discovery programs fail to advance into clinical development.
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
Our Platform
Over the past several decades and with the concerted effort of hundreds of our scientists and software engineers, we have developed a computational platform that is capable of predicting critical properties of molecules with a high degree of accuracy. We have built our platform on a foundation of rigorous, physics-based methods, combined with the rapid data processing and scaling advantages of machine learning, that together provide a significant advantage over traditional methods. We believe that physics-based simulation has reached an inflection point as a result of the increased availability of massive computing power, combined with a more sophisticated understanding of models and algorithms and the growing availability of high-resolution protein structures.
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
Our computational platform provides the following significant technological advantages over traditional approaches to drug discovery, which we believe enable shorter timelines, lower costs, and higher probability of success of drug discovery efforts:
•Speed. Our platform is able to evaluate molecules in hours rather than the weeks it typically takes to screen, synthesize and test molecules in the laboratory.
•Scale. Our platform can explicitly evaluate billions of molecules per day, whereas traditional drug discovery projects only synthesize and evaluate approximately one thousand molecules per year, thereby increasing the probability that we find a novel molecule with the desired property profile.
•Quality. In a peer-reviewed study, our platform was tested against traditional methods for selecting tight-binding molecules and resulted in an eight-fold increase in the number of molecules with the desired affinity.
Our computational platform includes a broad array of capabilities:
•Faster Lead Discovery: the ability to rapidly identify potent molecules suitable for hit-to-lead and lead optimization efforts by virtually screening extremely large libraries of molecules, as well as physics-based replacement of the central core of a molecule, known as scaffold hopping, to identify novel, highly potent molecules unavailable in library collections;
•Accurate Property Prediction: the ability to assess key properties of drug-like molecules using physics-based calculations with accuracy comparable to that of experimental laboratory assays, to facilitate optimization of drug properties, including drug potency, selectivity, and bioavailability;
•Optimizing Protein Structures: the ability to refine and optimize protein structure models to increase the number of targets amenable to structure-based drug design;
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
Our computational platform is also applicable to new problems of interest and new fields of study. Since the underlying physics that drives a biologic to bind to its target is no different than the physics that drives a small drug molecule to bind to a protein, we have been able to apply our technologies to the discovery of biologics and we continually work to increase our platform's capabilities in biologics. Similarly, the physics underlying the properties of materials is no different than the physics underlying the properties of drug molecules. Therefore, we have applied our computational platform to materials science applications, including in the fields of aerospace, energy, semiconductors, and electronic displays.
Software Business
Overview
We are the leading provider of computational software solutions for drug discovery to the biopharmaceutical industry. In 2023, all of the top 20 pharmaceutical companies, measured by 2022 revenue, licensed our solutions, accounting for $71.8 million, or 45%, of our software revenue in 2023. Additionally, in 2023, our software was used by researchers around the world at more than 1,760 academic institutions. The widespread adoption of our software is supported by an approximately 240-person global team of sales, technical, and scientific personnel. Our direct sales operations span across the United States, the European Union, United Kingdom, Japan, India, and South Korea, and we have sales distributors in other important markets, including China.
We have a diverse and large existing customer base, ranging from startup biotechnology companies to the largest global pharmaceutical companies as well as an increasing number of materials science customers. Our ten largest software customers represented approximately 42% of our software revenue in 2023, including one customer that makes up 14% of total software revenue. We continue to expand our customer base as we provide education and information to increase the awareness of the potential of our computational platform across different industries. As of December 31, 2023, we had 1,785 active customers, which we define as the number of customers who had an ACV of at least $1,000 in a given fiscal year.
We had 222, 227, and 190 customers with an ACV of at least $100,000 for the years ended December 31, 2023, 2022, and 2021, respectively. We believe there is a significant opportunity to expand the adoption of our platform within our customer base. For example, in November 2023, we entered into an expanded, three-year, software agreement with Eli Lilly and Company, or Lilly. The three-year agreement builds on the collaboration established in 2022, which is more fully described in "—Collaboration Agreements." The agreement provides Lilly with large-scale access to our full suite of technologies to enable and accelerate all stages of drug discovery, from target enablement and assessment of target druggability to hit discovery and lead optimization activities through development candidate identification. We provide advanced support to ensure full integration and optimization of the platform across Lilly’s research sites.
Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV at higher thresholds, including customers with an ACV of at least $500,000 or $1.0 million. For the year ended December 31, 2023, we had 54 customers with an ACV of at least $500,000 compared to 52 for the year ended December 31, 2022. In addition, we had 27, 18, and 15 customers for the years ended December 31, 2023, 2022, and 2021, respectively, with an ACV of at least $1.0 million. Furthermore, we also had four customers with an ACV of at least $5.0 million for the year ended December 31, 2023, compared to four and two such customers for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2023, our top

10 customers, measured by ACV, accounted for $51.0 million of our total ACV compared to $46.5 million for the year ended December 31, 2022. We believe biopharmaceutical companies are increasingly recognizing and appreciating the scientific and financial benefits of using our platform at scale.
Furthermore, we believe our sales and marketing approach and the quality of our software solutions result in long-term relationships and high retention with our largest customers. This is demonstrated by the length of our key relationships, with the average tenure of our 10 largest software customers in 2023 being nearly 19 years. Furthermore, our ability to expand our customer relationships over time is exemplified by our ability to retain our customers with an ACV of at least $100,000. For the year ended December 31, 2023, our year-over-year customer retention rate for our customers with an ACV of at least $100,000 was 92% and was 96% or higher for each of the previous nine fiscal years. Our customer retention rate for our customers with an ACV of at least $500,000 was 98% for the year ended December 31, 2023 and 100% for the year ended December 31, 2022. We believe our high retention rate for our customer base coupled with our ability to expand our customers’ use of our software will continue to drive revenue growth. The figures below show the different ways in which we are accelerating our growth.

Total Number of Active Customers

2,000
1,500
1,000
500
0
742
842
878
960
1,042
1,150
1,266
1,463
1,647
1,748
1,785
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

Total ACV ($MM)

200
150
100
50
0
$32
$39
$41
$51
$54
$64
$76
$92
$112
$141
$154
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

of customers with ACV of $100k+ per year

250
200
150
100
50
0
71
76
78
87
103
122
131
153
190
227
222
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

of Customers with ACV of $1M+ per year

30
20
10
0
3
4
5
8
9
11
10
16
15
18
27
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023

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
◦DeepAutoQSAR uses modern machine-learning methods trained to earlier known hit molecules to find novel hits when screening libraries of molecules.
◦IFD-MD can computationally predict the binding mode of molecules to a binding site of a protein, including predicting how the conformation of the protein binding site may reorganize upon binding the molecule.
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
◦DeepAutoQSAR uses modern machine-learning methods to produce predictive quantitative structure-activity relationship, or QSAR, models. This allows more accurate methods, such as FEP+, to be applied at a much greater scale but with less accuracy to much larger sets of molecules than would otherwise be possible and enables predictive QSAR models of other properties to be developed and deployed on drug discovery projects.
◦AutoDesigner is an enumeration tool that enables the rapid exploration of synthetically tractable ligands. When AutoDesigner is deployed in conjunction with multiparameter optimization, machine learning, and FEP+ simulations, it provides a streamlined approach to create and evaluate large sets of synthetically tractable, lead-like, potent ligands.
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
As part of our ongoing efforts to further advance our software solutions for materials science applications, in June 2020, we entered into a three-year agreement with Gates Ventures, LLC, or Gates Ventures, to develop and apply atomistic simulations methods to improve battery performance. In August 2023, we extended the agreement with Gates Ventures for an additional three-year term at an increased scale. Furthermore, in March 2022, we entered into a three-year collaboration with Eonix LLC, or Eonix, to accelerate the discovery and design of materials for safer, energy dense lithium ion batteries. Under the terms of this collaboration, we received an equity stake in Eonix, and will be eligible to receive additional equity upon the successful completion of certain technical milestones.
Drug Discovery Business
Overview
We are using our computational platform in both our collaborative and proprietary drug discovery programs. The figure below illustrates the advantages in time, cost, and molecule quality of our computational drug design approach over traditional drug discovery approaches.
Our collaborative programs generate drug discovery revenue, including upfront payments, research funding payments, and discovery and development milestones, and have the potential to produce additional milestone payments, option fees, and future royalties. As of December 31, 2023, we had 19 active collaborative drug discovery programs. We define an active collaborative drug discovery program as a program that we are actively progressing for, or together with, a collaborator of ours, or a program that our collaborator is progressing and which we are eligible to receive milestone payments, option fees, and/or future royalties. Furthermore, as of December 31, 2023, we had an aggregate of 12 collaborative programs for which we were eligible to receive future royalties on commercial sales, if any, of collaborative programs that receive marketing approval compared to 15 programs as of December 31, 2022.
We track the aggregate number of collaborators which we have collaborated with, or partnered with, for drug discovery and development since 2018, and as of December 31, 2023, we have had 17 collaborators. The number of collaborators is a cumulative number and we only include those collaborations from which we have derived revenue since the fiscal year ended December 31, 2018.
While our drug discovery revenue-generating collaborations are an important component of our business, our strategy is also to invest in our proprietary drug discovery programs including SGR-1505, SGR-2921 and SGR-3515, which we describe in more detail below under "—Our Proprietary Drug Discovery Business." We evaluate our proprietary drug discovery programs individually to determine the advisability of entering into preclinical and clinical development ourselves to co-develop them with leading industry partners, entering into collaborations, or out-licensing programs to optimize their development and clinical and commercial potential.
We intend to pursue additional proprietary drug discovery programs as existing programs advance through discovery and into development stages, internally or with partners, and we will continue evaluating new collaborative programs that fit our selection criteria and where the collaborator’s particular expertise, resources or intellectual property has the potential to create substantial value.
Our Drug Discovery Collaborations
Over the last decade, leveraging our platform and expertise, we have steadily developed a portfolio of collaborative programs. We have entered into a number of collaborations with leading biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutics areas, including without limitation, various programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immuno-oncology, cardiopulmonary disease and tuberculosis. Many of these programs are pursuing novel molecules for targets where a low-dose small molecule inhibitor or activator with optimal drug-like properties has been difficult to achieve or where selectivity for the target of interest has been difficult to achieve relative to other proteins. We have developed our pipeline of collaborative programs by selectively entering into drug discovery collaborations with leading biopharmaceutical companies. Among the factors that we use to embark on collaborations are whether the targets are well-validated, have high therapeutic potential, and are amenable to the strengths of our computational platform, and whether or not the collaborator brings complementary capabilities, all of which we believe contribute to an increased probability of success. Certain of these programs have provided us with significant income and have the potential to produce additional milestone payments, option fees, and royalties in the future.
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
Collaboration Agreements
Our current collaborators include, but are not limited to, Ajax Therapeutics, Inc., BMS, Bright Angel Therapeutics Inc., Eli Lilly and Company, or Lilly, Morphic Holding, Inc., or Morphic, Otsuka Pharmaceutical Co., Ltd., or Otsuka, Sanofi S.A., Structure Therapeutics Inc. (formerly ShouTi, Inc.), and Takeda. Our opportunity to receive potential revenues from any of the programs under these collaborations is generally limited to research funding payments, development, regulatory, and commercial milestones, and royalties on commercial sales, if any.
With the exception of our collaboration agreements with Takeda, BMS, Otsuka, and Lilly, which are described below, our collaborative agreements typically have the following characteristics:
Control/Ownership. All of the programs being pursued under these collaborations are fully owned and controlled by each respective collaborator. We are not responsible for advancing their preclinical or clinical development or their commercialization, if approved.

Equity Stakes. We have received equity consideration in certain of our collaborators, and from time to time, we have also made additional equity investments in certain of these collaborators. Unless otherwise noted, the following table presents our equity stakes on an issued and outstanding basis as of December 31, 2023:

Company	Ownership %
Ajax Therapeutics, Inc.	6.3%
Apollo, LLC (1)	7.9%
Bright Angel Therapeutics Inc.	31.5%
Faxian Therapeutics, LLC (JV) (2)	50.0%
Lakshmi, LLC (3)	5.3%
Morphic Holding, Inc. (4)	1.7%
Nimbus Therapeutics, LLC (5)	1.5%
Structure Therapeutics Inc. (6)	2.9%
(1)Represents our equity in the entity, which entity holds the rights to any future payments received in connection with Gilead Sciences, Inc.’s acquisition of Nimbus’ ACC inhibitor program, on a fully diluted basis.
(2)Represents a 50/50 joint venture.
(3)Represents our equity in the entity, which entity holds the rights to any future payments received in connection with Takeda's acquisition of Nimbus' TYK-2 inhibitor program, on a fully diluted basis.
(4)Based on the number of shares of common stock outstanding as of February 20, 2024, as reported on Morphic’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on February 22, 2024.
(5)On a fully diluted basis
(6)Based on the number of ordinary shares outstanding as of October 31, 2023, as reported on Structure Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 17, 2023.
From time to time, we may also receive distributions on account of our equity stakes in our collaborators. For example, in February 2023, Nimbus announced the closing of the acquisition by Takeda of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 program, which includes the TYK2 inhibitor, NDI-034858, which is being evaluated for the treatment of multiple immune-mediated diseases following positive results from the Phase 2b clinical trial in psoriasis. On February 13, 2023, April 6, 2023, and November 9, 2023, we received cash distributions of $111.3 million, $35.8 million, and $0.1 million, respectively, related to the Takeda acquisition.
Financial Rights. In addition to our equity stakes in certain of our collaborators, we also have rights to various payments on a collaborator-by-collaborator agreement basis including research funding payments, discovery, development, and commercial milestones, and potential royalties in the single-digit range. Under certain of our collaboration agreements, we are also eligible to receive a percentage of our collaborators’ sublicense revenue. Many of our collaborative programs are currently still in the discovery and preclinical development stages. Generally, the size of the payments we are eligible to receive from a collaborative program increases as the program advances.
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

In addition to the collaborations described above, we also have collaboration agreements with Takeda, BMS, Otsuka, and Lilly which are described below:
Takeda. We are advancing a program in collaboration with Takeda focusing on an oncology target. Under this collaboration, we conducted certain drug discovery research and pharmacology activities through the lead optimization stage, at which point Takeda exercised its option to obtain exclusive rights to such program, subject to continued collaboration towards a development candidate.
BMS. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, the Schrödinger therapeutics group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. The initial collaboration targets under our agreement with BMS included HIF-2 alpha and SOS1/KRAS, which were two of our proprietary programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to us. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. In September 2023, BMS elected not to proceed with further development of two related oncology programs and all rights to these programs reverted to us, which increased revenue recognition due to the accelerated completion of our obligations related to those programs. Under the terms of the agreement, as amended, we received a $55.0 million upfront payment from BMS in November 2020 and an additional upfront payment in December 2022. We are eligible to receive up to $1.5 billion in total milestones from BMS across the targets currently subject to the collaboration, of which we have received $25.0 million as of December 31, 2023, upon selection of a development candidate for the SOS1 program for the treatment of KRAS mutant tumors. BMS is now solely responsible for the further preclinical and clinical development, manufacturing and commercialization of such candidate at its own expense. We are also eligible to receive a tiered royalty on net sales of each product commercialized by BMS under the agreement ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “—Collaboration Agreement with Bristol-Myers Squibb Company” for additional information relating to this agreement.
Under our collaboration with BMS, BMS is advancing a SOS1 protein-protein interaction inhibitor for the treatment of KRAS-driven cancers that we discovered. SOS1, or Son of sevenless-1, is involved in the activation and regulation of KRAS. Oncogenic mutant KRAS stimulates the growth of some of the most intractable tumors, such as lung, pancreatic, and colon cancer. Inhibition of SOS1 is considered a potential therapeutic strategy for the treatment of KRAS-driven cancers.
Lilly. In September 2022, we entered into a collaboration with Lilly, under which we are responsible for the discovery and optimization of small molecule compounds addressing an immunology target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement, we received an upfront payment, and we are eligible to receive up to $425.0 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets.
Otsuka. In December 2022, we entered into a multi-part agreement with Otsuka, together with Otsuka’s subsidiary Astex Pharmaceuticals, which includes a collaboration for the discovery and development of a program focused on an emerging central nervous system, or CNS, disease target. Under the collaboration, we are responsible for drug design through lead optimization and Otsuka will be responsible for all other drug discovery and clinical development activities. We received an upfront payment and will be eligible to receive discovery, development and regulatory milestones, as well as tiered royalties on net sales of any products emerging from the drug discovery collaboration in all markets.
Our Proprietary Drug Discovery Programs
In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. Our initial programs were focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including immunology and neurology. Our strategy is to pursue a number of proprietary programs and strategically evaluate on a program-by-program basis advancing them into preclinical and clinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their clinical and commercial opportunities.
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
Using this comprehensive analysis, we have identified a large number of protein targets that we believe are amenable to our technology. We continue to evaluate a number of additional targets using this analysis.
SGR-1505: Our MALT1 Inhibitor
We are advancing SGR-1505, our novel MALT1 inhibitor, for the treatment of patients with relapsed or refractory B-cell lymphomas. Constant activation of nuclear factor-kappa B, or NF-κB, a key signaling molecule in B cells, is a hallmark of several subtypes of lymphoma. MALT1 is a key mediator of the NF-κB signaling pathway, the main driver of a subset of B-cell lymphomas, and functions by forming a complex with CARMA1 (Caspase recruitment domain-containing protein 11 also known as CARD-containing MAGUK protein 1) and BCL10 (B-cell lymphoma/leukemia 10) to mediate antigen receptor-induced lymphocyte activation. MALT1 is considered a potential therapeutic target for several subtypes of lymphomas and leukemias.
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
We utilized our physics-based computational platform to enable the identification and advancement of multiple novel series of MALT1 inhibitors from hit finding to lead optimization. Combining multi-parameter optimization, FEP+, and machine learning, we were able to prioritize tight-binding compounds with drug-like properties, and identified multiple novel and distinct chemical series which showed strong anti-tumor activity, ultimately enabling us to select SGR-1505 as our development candidate in under two years.

Preclinical Development of SGR-1505
As shown in the figures below, in preclinical studies, SGR-1505 showed anti-tumor activity in a MALT1 enzymatic assay and strong anti-proliferative effect on cell viability in a Bruton's tyrosine kinase, or BTK, inhibitor resistant OCI-LY3 B-cell non-Hodgkin’s lymphoma cell line, when compared to ibrutinib, a covalent BTK inhibitor.
As shown in the figures below, in preclinical studies, SGR-1505 also demonstrated strong anti-tumor activities as a single agent in BTK inhibitor resistant OCI-LY3 cells and in BTK sensitive OCI-LY10 B-cell non-Hodgkin’s lymphoma in vivo cell-line derived xenograft (CDX) models.
TPGS = D-alpha-tocopheryl polyethylene glycol succinate, a solvent used in co-administration for drug dosing in animals; TID = three times a day dosing; SDD = spray dried dispersion; SEM = scanning electron microscopy, a method used to measure cell volume
In addition, as shown in the figures below, SGR-1505 demonstrated strong anti-tumor activity in combination with ibrutinib in BTK inhibitor sensitive in vivo models, such as the ABC-DLBCL patient-derived xenograft (PDX) model LY2298 and the OCI-LY10 CDX model. Beyond ABC-DLBCL disease models, as shown in the figures below, SGR-1505 also demonstrated single agent anti-tumor activity in an in vivo mantle cell lymphoma REC-1 CDX model. SGR-1505 also showed strong combination effects with venetoclax (an inhibitor of the anti-apoptotic protein B-cell lymphoma 2 (BCL2)) on inhibition of cancer cell viability in the OCI-LY10 CDX model.
QD = once per day dosing; BID = twice a day dosing
These data suggest that targeting MALT1 with SGR-1505 may expand therapeutic options for patients with selected B-cell lymphomas, such as ABC-DLBCL, with the possibility of expanding into other B-cell lymphomas such as mantle cell lymphoma. In addition, SGR-1505 demonstrated potential in combination with BTK inhibitors to overcome drug-induced resistance to BTK inhibitors in samples derived from patients with relapsed/refractory B-cell lymphomas.
In addition, in a series of biochemical and cell-based assays, we compared the potency of SGR-1505 against JNJ-6633, a MALT1 inhibitor advanced into Phase 1 clinical development by Johnson & Johnson, as measured by IC50 and IC90 values, which are measures of the potency of a compound in inhibiting specific biological functions. As shown in the graphic below, SGR-1505 demonstrated better potency in all assays tested.
All competitor data is internally generated by contract research organizations, using commercially available tools or synthesized by third-party research chemists using publicly available structure information.
Clinical Development of SGR-1505
Phase 1 Clinical Trial of SGR-1505 in Patients with Relapsed or Refractory B-cell Lymphomas
The FDA cleared our IND for SGR-1505 in June 2022. We have initiated dosing in a Phase 1 clinical trial of SGR-1505, which is designed as an open-label, multi-center dose escalation clinical trial in patients with relapsed or refractory B-cell lymphomas. We anticipate enrolling up to 52 patients in the United States and Europe with confirmed mature B-cell lymphomas who are 18 years or older and have a life expectancy of equal to or greater than 12 weeks. SGR-1505 will be administered orally. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts will evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to establish the recommended dose, and a sub-study will also evaluate the effect of food and drug-drug interactions. As of February 14, 2024, all patients dosed in our Phase 1 clinical trial of SGR-1505 remained on study drug, and based on the adverse events reported to date, the safety and tolerability profile of SGR-1505 in patients appears to be consistent with the safety and tolerability profile observed in our Phase 1 clinical trial of SGR-1505 in healthy volunteers. We anticipate reporting initial data from the trial in late 2024 or 2025. The FDA recently granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma.
Phase 1 Clinical Trial of SGR-1505 in Healthy Volunteers
We also have recently completed a Phase 1 clinical trial of SGR-1505 in 73 healthy volunteers to gather additional data, including data relating to the safety, tolerability, pharmacokinetics of SGR-1505, as well as the effect of food and drug-drug interactions. SGR-1505 was generally well tolerated with no drug-related serious adverse events or dose limiting toxicities observed. Adverse events were primarily Grade 1 and not treatment related. Bilirubin elevations occurred in 27% of healthy volunteers but were not deemed to be clinically relevant. These elevations were primarily Grade 1 and none were Grade 3 or 4. All bilirubin elevations reversed upon discontinuation of SGR-1505.
As shown in the figure below, we observed greater than 90 percent inhibition of IL-2 secretion in an activated T cell whole blood assay in the cohort of healthy volunteers who received doses of SGR-1505 at 100 mg twice a day for 10 days (n=4), confirming target engagement and meeting the pharmacodynamic goals for the study. Inhibition of IL-2 secretion is a marker for target engagement and pathway modulation as it is tightly linked to MALT1 and the downstream NF-κB signaling.

Percentage Inhibition of IL-2
100
80
60
40
20
0
57.9
77.6
78.5
93.0
Geometric Mean
75mg QD
Day 8 Pre-dose
N=5
150mg QD
Day 8 Pre-dose
N=6
150mg QD
Day 11 C trough
N=6
100mg Q12H
Day 10 C trough
N=4

QD = once a day dosing, Q12H = twice a day dosing
The data from the healthy volunteer trial support continued evaluation of SGR-1505 in our ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell lymphomas.
SGR-2921: Our CDC7 Inhibitor
We are advancing SGR-2921, our novel CDC7 inhibitor, for the treatment of relapsed or refractory acute myeloid leukemia or high risk myelodysplastic syndrome. CDC7 is a serine/threonine protein kinase that has been shown to play important roles in DNA replication initiation and in response to replication stress and DNA damage. CDC7 levels are high in certain tumors, including acute myeloid leukemia, or AML, and are thought to be linked to these cancer cells’ proliferative capacity and ability to bypass normal DNA damage responses.

CDC7 phosphorylates and activates the enzymes responsible for DNA replication initiation and proteins involved in replication stress response. Disruption of CDC7 activity in cancer cells leads to delayed DNA replication, increased replication stress, cell cycle abnormalities, and cell death.
The antiproliferative potential of CDC7 inhibition was validated by a third party in Phase 1 clinical trials of a CDC7 inhibitor in which responses were observed in patients, including those with duodenal, esophageal and cervical cancer. Prior to this positive result, existing CDC7 inhibitors were not sufficiently tight-binding (as measured by their affinity for the target), lacked selectivity, and demonstrated poor pharmacokinetic properties.
In order to maximize the anti-cancer activities of CDC7 inhibitors, very tight-binding inhibitors are required to achieve durable clinical impact as monotherapy or in the context of clinical combinations. Using our computational platform, we identified multiple tight-binding, selective, and novel CDC7 inhibitor series, and selected SGR-2921 as our development candidate.
Preclinical Development of SGR-2921
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

As shown in the figures below, SGR-2921 showed tumor growth inhibition resulting in tumor regression in the COLO205 colorectal cancer CDX model, which is a colorectal cancer cell line derived xenograft model, at doses that did not result in significant body weight loss. SGR-2921 also showed a dose-dependent increase in plasma drug concentration and a dose-dependent decrease in intratumoral pMCM2 in the COLO205 CDX model. In mouse models of AML, SGR-2921 also showed strong anti-tumor activity at doses that were tolerated.
SGR-2921 also showed strong anti-proliferative activity in leukemia cell samples derived from AML patients that varied with respect to mutational status of driver mutations in key genes that are hallmarks of clinical AML, including TP53, FLT3, IDH, or NPM, as well as whether the patient samples were derived from a patient naive to treatment or were relapsed or refractory following previous AML treatments. We observed that the cell samples were generally sensitive to SGR-2921, as measured by their IC50 values, and we observed that patient samples which contained TP53, or p53, mutations demonstrated particular sensitivity to SGR-2921.

SGR-2921 showed potent anti-proliferative activity in AML patient-derived samples ex vivo independently of driver mutations, including in p53 mutated AML
Furthermore, as shown in the figures below, in preclinical models SGR-2921 showed single-agent activity and activity in combination with decitabine, which is a type of chemotherapy medication used for the treatment of myelodysplastic syndromes, in standard-of-care resistant models representing difficult-to-treat disease.
SGR-2921 combination treatment with decitabine in patient derived AML samples resulted in synergistic activity ex vivo, particularly in p53 mutant models
ZIP, or zero interaction potency, synergy score is a model used to capture the drug interaction relationships by comparing the change in the potency of the dose-response curves between individual drugs and their combinations
Clinical Development of SGR-2921
The FDA cleared our IND for SGR-2921 in July 2023. We have initiated dosing in our Phase 1 clinical trial of SGR-2921, which is designed as an open-label, multi-center dose escalation clinical trial in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome. We anticipate enrolling up to 144 patients in the United States and Europe with a confirmed diagnosis of refractory acute myeloid leukemia or high-risk myelodysplastic syndrome who are 18 years or older and have a life expectancy equal to or greater than 8 weeks. SGR-2921 will be administered orally. To evaluate the effect of CYP3A4 inhibition on SGR-2921 exposure, patients will be enrolled into one of two staggered, parallel study treatment arms. Treatment Arm A will evaluate increasing dose levels of SGR-2921. Treatment Arm B will evaluate increasing dose levels of SGR-2921 with the concomitant administration of azole antifungals that are strong CYP3A4 inhibitors. Safety and tolerability must be demonstrated in treatment Arm A, at the first two dose levels before initiating treatment Arm B.
Patients will be treated at increasing doses of SGR-2921 until all dose levels have been investigated or any dose level is found to exceed the maximum tolerated dose. A recommended phase 2 dose will be selected from one of the tolerable dose levels which will not exceed the maximum tolerated dose. The trial is designed to evaluate the safety and tolerability of SGR-2921 as a monotherapy and to identify the recommended phase 2 dose, including the maximum tolerated dose. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and pharmacodynamics of SGR-2921 and investigating preliminary anti-tumor activity. We anticipate reporting initial data from the Phase 1 clinical trial of SGR-2921 in late 2024 or 2025.
SGR-3515: Our WEE1/MYT1 Inhibitor
We are advancing SGR-3515, our novel WEE1/MYT1 inhibitor for the treatment of solid tumors. WEE1 is a gatekeeper checkpoint kinase that prevents cellular progression through the cell cycle allowing time for DNA repair before cell division takes place. Inhibition of WEE1 allows for accumulation of DNA damage, triggering DNA breakage and apoptosis in tumor cells. Third party WEE1 inhibitors have shown clinically meaningful tumor regression with partial responses and stable disease in ovarian and uterine cancer in clinical trials. A third party WEE1 inhibitor is currently being studied in combinations with chemotherapy, PARP inhibitors, and immunotherapy. MYT1 inhibition is a potential cancer therapy as inhibition of MYT1 forces cells into premature unchecked mitosis resulting in cell death.
The biological functions of WEE1 and MYT1 are independent, yet partially overlapping. Emerging data suggests that MYT1 has a synthetic lethal relationship with WEE1 and high MYT1 protein levels are associated with resistance to WEE1 inhibitors. Concurrent loss of function of WEE1 and MYT1 confers selective vulnerability in cancer cells and could offer increased anti-tumor activity.
We identified a number of tight-binding, selective WEE1/MYT1 inhibitor series using our computational platform and ultimately selected SGR-3515 as our development candidate. We believe SGR-3515's physicochemical properties make it well suited for combinations with DNA damage response inhibitors such as PARP and ATR inhibitors and other targeted therapies for the treatment of ovarian, colorectal, breast, and other solid tumors.
Existing third party WEE1 inhibitors may have off-target effects resulting from inhibition of other kinases and proteins, some of which are liver enzymes responsible for elimination of drug and drug metabolites from the body, potentially making dosing and combinations more challenging. As shown in the table below, we have benchmarked SGR-3515 against AZD1775, a WEE1 inhibitor from AstraZeneca, and ZN-c3, a WEE1 inhibitor being advanced by Zentalis Pharmaceuticals, Inc., or Zentalis, and SGR-3515 demonstrated an improved selectivity profile. We believe SGR-3515 has lower potential for drug-drug interaction, or DDI, liabilities associated with liver enzyme inactivation.
SGR-3515 has also shown comparable or better effects on the viability of tumor cells in the A427 non-small cell lung cancer cell line compared to AZD1775 and ZN-c3 in our preclinical studies. SGR-3515 also demonstrated robust and sustainable anti-tumor activity in vivo in A427 and OVCAR3 tumor models. As shown in the table below, SGR-3515 also showed better potency against WEE1 and MYT1 in cells measured by binding affinity and SGR-3515 demonstrated lower IC50 values in the A427 non-small cell lung cancer model as compared to AZD1775 and ZN-c3.
All competitor data is internally generated by contract research organizations, using commercially available tools or synthesized by third-party research chemists using publicly available structure information.

As shown in the figure below, in the A427 non-small cell lung cancer model, SGR-3515 maintained anti-tumor activity in an intermittent 3 days of dosing in a 2-week cycle (3 days on/11 days off) as compared to the anti-tumor activity observed with continuous daily dosing. Furthermore, when SGR-3515 was dosed intermittently, we observed recovery of red blood cell counts.
n=6 per group
We plan to submit an IND application to the FDA for SGR-3515 in the first half of 2024, subject to favorable data from IND-enabling studies, and we plan to initiate a Phase 1 clinical trial of SGR-3515 by the end of 2024, subject to receipt of regulatory clearance.
Discovery Programs
We are also progressing a number of other programs in the areas of oncology, immunology, and neurology and a number of undisclosed programs in multiple therapeutic areas. All of these programs are currently in the discovery stage, and we have not yet identified a development candidate for any of these programs. Our goal is to continue to advance these discovery-stage programs to enable at least one IND submission to the FDA in 2025. Our most advanced discovery-stage programs are identified below.
PRMT5-MTA. PRMT5-MTA inhibition has demonstrated clinical responses in both hematologic and solid tumors with improved safety versus PRMT5 inhibitors due to a synthetic lethal targeting of cancer cells with MTAP-deletions. We have identified selective, potent PRMT5-MTA inhibitors with potential applications in solid tumors, brain metastases and primary CNS tumors.
EGFRC797S. EGFR inhibitors are first-line standard of care agents for advanced non-small cell lung cancer patients with activating EGFR mutations. We have identified multiple EGFRC797S inhibitors with potential to treat patients whose disease progressed following first-line treatment, potentially achieving deeper, more durable responses through new combination regimens.
NLRP3. NLRP3 is a validated target, and mutations in the NLRP3 gene are associated with a broad spectrum of inflammatory and auto-immune diseases. We have identified structurally distinct, selective, NLRP3 inhibitors with anti-inflammatory activity in preclinical models, and we are continuing to optimize peripheral and brain-penetrant lead molecules.
LRRK2. LRRK2, a genetically validated target, is a large multifunctional kinase enzyme and mutations in the LRRK2 gene have been shown to be associated with the development of Parkinson’s disease. In 2022, we generated cryo-electron microscopy structures of LRRK2, which have helped us to accelerate the identification of novel LRRK2 inhibitors.

We have identified a large number of protein targets that we believe are amenable to our computational platform, and now have a significant inventory of targets that we can potentially advance into discovery programs. The Schrödinger therapeutics group also intends to pursue targets with strong biological validation and therapeutic potential that currently lack protein structures of sufficient quality to permit the use of our computational platform for drug discovery. We are actively pursuing strategic alliances with collaborators, as well as progressing internal initiatives, that enable us to generate high-quality protein structures for these targets, which will enable us to initiate additional discovery efforts. For example, as part of these efforts, in January 2022, we acquired XTAL BioStructures, Inc., a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which have augmented our ability to produce high quality target structures for our proprietary drug discovery programs.
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
Enumeration of extremely large libraries of molecules
We have developed methods to enumerate extremely large libraries of molecules of interest with our AutoDesigner software solution, thereby allowing our software customers, our drug discovery collaborators, and the Schrödinger therapeutics group to explore a much larger portion of project-relevant chemical space than is possible through manual design. The chemical enumeration technology we have developed incorporates the most commonly used chemical reactions and can, in a fully automated fashion, computationally explore billions of variations of a molecule of interest.
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
In developing FEP+, we were able to resolve deficiencies in early attempts to develop physics-based methods. FEP+ calculations are much more accurate than either conventional machine learning or modern machine learning when scoring molecules structurally distinct from the training set data. In addition, by integrating FEP+ with our machine learning implementation, which we refer to as DeepAutoQSAR, we developed a solution that we refer to as Active Learning FEP+. Active Learning FEP+ combines the accuracy of free energy calculations with the speed of machine learning calculations and can be used to explore up to billions of molecules within a day. By further combining this functionality with our ability to enumerate large sets of molecules provided by PathFinder and our ability to build and manage complex workflows utilizing cloud resources, we are able to deploy these capabilities at scale to advance projects.
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
•modern machine learning models trained to the two-dimensional structures of known active molecules using our software solution, DeepAutoQSAR;
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
Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., Inductive Bio, Inc., Chemaxon, PerkinElmer, Inc., and Simulations Plus, Inc.

We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., Chemaxon, Revvity, Inc. and Dotmatics, Inc. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In the life sciences industry, the most prominent academic simulation packages include AMBER, CHARMm, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent of commercialization.
We also face competition from solutions that biopharmaceutical companies develop internally, smaller companies that offer products and services directed at more specific markets than we target, enabling these competitors to focus a greater proportion of their efforts and resources on these markets. In addition, we are facing increasing competition from companies utilizing AI and other computational approaches for drug discovery. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software or other tools utilizing AI which can be used, directly or indirectly, in drug discovery.
Drug Discovery Business
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition, and strong emphasis on proprietary and novel products and product candidates. While we believe that our computational platform, technology, knowledge, experience, and scientific resources provide us with competitive advantages, our drug discovery business faces potential competition from many sources, including major pharmaceutical companies, specialty biopharmaceutical companies, technology companies, academic institutions and government agencies, and public and private research institutions. Any product candidates that we or one of our collaborators successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
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
For example, with respect to our MALT1 inhibitor, SGR-1505, which we are advancing for the treatment of patients with relapsed or refractory B-cell lymphomas, we are aware of several MALT1 inhibitors in clinical development, including by AbbVie Inc., Ono Pharmaceutical Co., Ltd., HotSpot Therapeutics, and Exelixis, Inc. In addition, we are also aware of other therapeutics, such as bi-specifics and CAR-Ts, both approved and in clinical development, for the treatment of B-cell lymphomas.
With respect to our CDC7 inhibitor, SGR-2921, which we are advancing for the treatment of relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, we are aware of several CDC7 inhibitors in Phase 1 clinical development, including by Chia Tai Tianqing Pharmaceutical Group Co., Ltd., Lin BioScience, Inc., and Cancer Research UK.
With respect to our WEE1/MYT1 inhibitor, SGR-3515, which we are advancing for the treatment of solid tumors, we are aware of several WEE1 inhibitors in clinical development, including by Zentalis, Debiopharm International SA, IMPACT Therapeutics, Inc., Shouyao Holdings Co. Ltd., BioCity Biopharma, and Aprea Therapeutics, Inc., as well as a MYT1 inhibitor in clinical development being advanced by Repare Therapeutics Inc.. Furthermore, we are also aware of a WEE1/MYT1 inhibitor in preclinical development being advanced by Acrivon Therapeutics, Inc.

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
Under the agreement, during a limited research term, we were initially responsible, at our own cost and expense, for the discovery of small molecule compounds (other than protein-degrader compounds) directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial collaboration targets included HIF-2 alpha and SOS1/KRAS, which were two of our early-stage programs. In November 2021, we and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to us. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to us. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. In September 2023, BMS elected not to proceed with further development of two related oncology programs and all rights to these programs reverted to us, which increased revenue recognition due to the accelerated completion of our obligations related to those programs.
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
Under the terms of the agreement, BMS paid us an initial upfront fee payment of $55.0 million, and we received an additional upfront fee payment in connection with the amendment in December 2022. We are also entitled to receive up to $1.5 billion in total milestone payments across the potential targets currently subject to the collaboration. Such milestones consist of up to $585.0 million in total milestones per oncology target, including $360.0 million in the aggregate for certain specified research, development and regulatory milestones and $225.0 million in the aggregate for certain specified commercial milestones, as well as up to $489.0 million in total milestones per neurology and immunology target, including $264.0 million in the aggregate for certain specified research, development and regulatory milestones and $225.0 million in the aggregate for certain specified commercial milestones. With respect to the additional neurology target we and BMS added pursuant to the December 2022 amendment, we are entitled to similar research, development, and regulatory milestones and commercial milestones for such target as under the original agreement, which are included in the totals above.
As of December 31, 2023, we received a milestone payment of $25.0 million from BMS upon selection of a development candidate for the SOS1 program for the treatment of KRAS mutant tumors. BMS is now solely responsible for the further preclinical and clinical development, manufacturing and commercialization of such candidate at its own expense.
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
As consideration for entering into the 2003 Columbia Agreement, we paid Columbia University a one-time, nominal license fee. In addition, we have agreed to pay royalties to Columbia University in low-single digit to low-double digit percentages based upon the contribution of Columbia University generated code to the applicable product, software program, or code on our, and our affiliates’, gross revenues from the sale, licensing, leasing, or renting any commercial product, software program, or code incorporating the PLOP Code or any PLOP Improvements, excluding any sales to Columbia University or the University of California and revenues generated under services agreements. Our obligation to pay any royalty under the 2003 Columbia Agreement, including any royalty paid pursuant to the Royalty Amendment, expired pursuant to its terms on June 19, 2023.
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
Our strategy is to file patent applications directed to our key software and our key programs in an effort to secure our intellectual property positions vis-a-vis this software and these programs. The patent portfolio for our software business includes at least 12 published patent families. As of January 31, 2024, we owned or held exclusive license rights to approximately 40 patents and patent applications, including at least 14 issued or allowed U.S. cases, five pending U.S. non-provisional patent applications, 15 issued or allowed non-U.S. cases, including seven granted European patents which have been validated among multiple individual European Patent Convention nations and eight non-European patents, and six pending foreign patent applications relating to our computational platform. While we believe that the specific and generic claims contained in our wholly-owned and licensed pending U.S. and non-U.S. applications provide protection for various aspects of our computational platform, third parties may nevertheless challenge such claims. Any patents that are issued or that may issue from these families are expected to expire between 2026 and 2038, absent any adjustments or extensions.
As of January 31, 2024, there were approximately 10 published patent families related to our proprietary drug discovery business, and several of our drug discovery collaborators have filed patent applications related to our collaborations that include employees of ours as inventors, including over 100 compound patents and patent applications since 2010. We do not own any intellectual property rights related to these inventions. As of January 31, 2024, we wholly-owned approximately 12 pending U.S. patent applications, including U.S. provisional and U.S. non-provisional patent applications, and approximately 75 pending non-U.S. patent applications, including international patent applications filed under the Patent Cooperation Treaty, related to our proprietary drug discovery business.
Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications.
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
In addition to patent protection, as of January 31, 2024, we had approximately 64 copyright registrations covering our proprietary software code, and we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, service providers, employees, and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.
We also own numerous trademarks registered in the United States and foreign jurisdictions, including “Schrödinger” and “LiveDesign”. We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position.
Sales and Marketing
Software Business
We commercialize our software solutions in various jurisdictions around the world through our software sales organization. We have sales operations in the United States, Europe, Japan, India, and South Korea and we also have established distribution channels in other important markets, including China. These efforts are led by our approximately 240 person global team of sales, technical, and scientific personnel. Our marketing strategy leverages our strong base of scientific publications to support the continued growth of our computational platform into computational chemistry markets across industries and academia worldwide.
Drug Discovery Business
We have not established a commercial organization or developed distribution capabilities given the current stage of development of our proprietary drug discovery programs. We plan to enter into agreements with biopharmaceutical companies that contribute to our ability to efficiently advance development candidates that we discover internally using our computational platform through to commercialization. We expect to utilize a variety of types of collaboration, distribution, and other arrangements with one or more of these third parties to develop and ultimately commercialize our development candidates. Over time, we may also create a commercial organization for drug product sales if and as we advance the development of any product candidates that we determine to commercialize ourselves.
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
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In addition to reviewing an IND to assure the safety and rights of patients, the FDA also focuses on the quality of the investigation and whether it will be adequate to permit an evaluation of the drug’s safety and efficacy. In support of a request for an IND, sponsors must submit a protocol for each clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In these cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials, or parts of the trial, can begin.
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol may not be allowed to proceed, while other protocols may be allowed. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, a clinical trial may only resume after the FDA has so notified the sponsor of its decision to lift the hold. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the clinical trial can proceed.
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
Expanded Access
Expanded access, sometimes called “compassionate use,” is the use of investigational new products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient INDs for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or Treatment IND Application.
When considering an IND for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational product for the requested treatment will not interfere with the initiation, conduct or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

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
In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.
Human Clinical Trials in Support of an NDA
Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the trial, inclusion and exclusion criteria, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.
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

In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In January 2024, the FDA issued draft guidance setting out its policies for the collection of race and ethnicity data in clinical trials.
In June 2023, the FDA issued draft guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The draft guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise. In addition, the FDA issued draft guidance outlining recommendations for the implementation of decentralized clinical trials.
In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as post-marketing clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. If the FDA approves a product while a company has ongoing clinical trials that were not necessary for approval, a company may be able to use the data from these clinical trials to meet all or part of any post-marketing clinical trial requirement or to request a change in the product labeling. Failure to exhibit due diligence with regard to conducting post-marketing clinical trials could result in withdrawal of approval for products.
In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in INDs and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
Clinical Studies Outside the United States in Support of FDA Approval
In connection with our clinical development program, we are and may in the future conduct trials at sites outside the United States. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
The acceptance by the FDA of study data from clinical trials conducted outside the United States in support of US approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
Interactions with FDA during the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before an NDA is submitted, or pre-NDA meeting. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-NDA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. Finally, a type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, INTERACT meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2 meeting, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure.In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.
Reporting Clinical Trial Results
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Although the FDA has historically not enforced these reporting requirements due to HHS’s long delay in issuing final implementing regulations, the FDA has issued several pre-notices for voluntary corrective action and several notices of noncompliance to manufacturers during the past two years. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants.
Manufacturing and Compliance with cGMP Requirements
Concurrent with clinical trials, companies often complete additional preclinical studies. They must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.
The FDA’s regulations require that pharmaceutical products be manufactured in approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug or biologic undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.
Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.
Pediatric Studies
Under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor must submit an initial pediatric study plan within 60 days of an EOP2 meeting or as may be agreed between the sponsor and the FDA. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.
For investigational products intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than 90 days after the FDA’s receipt of the study plan.
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
Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in the PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from

PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under the PREA.
Expedited Review Programs
The FDA is authorized to expedite the review of applications in several ways. None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.
•Fast Track designation. The sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.
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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the FDA to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval. In March 2023, the FDA issued draft guidance that outlines its current thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.

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
Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for priority review are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.
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
Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data in the application. With passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process. To ensure cGMP and GCP compliance by its employees and third-party contractors, a sponsor may incur significant expenditure of time, money and effort in the areas of training, record keeping, production and quality control.
In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. A REMS uses risk-minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, the seriousness of the disease, the expected benefit of the product, the expected duration of treatment, the seriousness of known or potential adverse events, and whether the product is a NME. The FDA determines the requirement for a REMS, as well as the specific REMS provisions, on a case-by-case basis. If the FDA concludes a REMS is needed, the sponsor of the application must submit a proposed REMS and the FDA will not approve the application without a REMS.
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
If the FDA approves a new product, it may limit the approved indications for use of the product, require that contraindications, warnings, or precautions be included in the product labeling, or require that post-approval studies, including post-marketing clinical trials, be conducted to further assess the drug’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including a REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS programs can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. The FDA may require a REMS before or after approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product. After approval, many types of changes to the approved product, such as adding new indications, changing manufacturing processes, and adding labeling claims, are subject to further testing requirements and FDA review and approval.
Post-Approval Requirements
Following approval of a new prescription product, the manufacturer, the approved product and the product’s manufacturing locations are subject to pervasive and continuing regulation by the FDA, governing, among other things, monitoring and record-keeping activities, reporting of adverse experiences with the product and product problems to the FDA, product sampling and distribution, manufacturing and promotion and advertising. Although physicians may prescribe legally available products for unapproved uses or patient populations (i.e., “off-label uses”), manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability. In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug product. In the United States, health care professionals are generally permitted to prescribe products for such uses not described in the labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, in October 2023, the FDA published draft guidance outlining the FDA’s non-binding policies governing the distribution of scientific information on unapproved uses to healthcare providers. This draft guidance calls for such communications to be truthful, non-misleading, factual and unbiased and include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use.
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
Orphan Drug Designation and Exclusivity
Orphan drug designation in the United States is designed to encourage sponsors to develop products intended for treatment of rare diseases or conditions. In the United States, a rare disease or condition is statutorily defined as a condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States.
Orphan drug designation qualifies a company for tax credits and market exclusivity for seven years following the date of the product’s marketing approval if granted by the FDA. An application for designation as an orphan product can be made any time prior to the filing of an application for approval to market the product. A product becomes an orphan when it receives orphan drug designation from the Office of Orphan Products Development at the FDA based on acceptable confidential requests made under the regulatory provisions. The product must then go through the review and approval process like any other product.
A sponsor may request orphan drug designation of a previously unapproved product or new orphan indication for an already marketed product. In addition, a sponsor of a product that is otherwise the same product as an already approved orphan drug may seek and obtain orphan drug designation for the subsequent product for the same rare disease or condition if it can present a plausible hypothesis that its product may be clinically superior to the first drug. More than one sponsor may receive orphan drug designation for the same product for the same rare disease or condition, but each sponsor seeking orphan drug designation must file a complete request for designation.
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same product for the same indication for seven years, except in certain limited circumstances. If a product designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

The period of exclusivity begins on the date that the marketing application is approved by the FDA and applies only to the indication for which the product has been designated. The FDA may approve a second application for the same product for a different use or a second application for a clinically superior version of the product for the same use. Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of the FDA Reauthorization Act of 2017, but have not yet been approved or licensed by the FDA.
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
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
•analogous state laws and regulations, including: state anti-kickback and false claims laws; state laws requiring pharmaceutical companies to comply with specific compliance standards, restrict financial interactions between pharmaceutical companies and healthcare providers or require pharmaceutical companies to report information related to payments to health care providers or marketing expenditures; and state laws governing privacy, security and breaches of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and
•laws and regulations prohibiting bribery and corruption such as the U.S. Foreign Corrupt Practices Act, which, among other things, prohibits U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations or foreign government-owned or affiliated entities, candidates for foreign public office, and foreign political parties or officials thereof.
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
Privacy Requirements
Privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act of 2018, or the CCPA, which became effective on January 1, 2020, requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices, allow consumers to opt out of certain data sharing with third parties and provide a new cause of action for data breaches. Additionally, effective as of January 1, 2023, the California Privacy Rights Act, or CPRA, will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The CCPA and CPRA could impact our business activities depending on how it is interpreted and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and individually identifiable health information. These provisions may apply to some of our business activities. In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved.
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
The containment of health care costs also has become a priority of federal, state, and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on coverage, reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products including those that we or our collaborators may develop. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
If we obtain approval in the future to market in the United States any product candidates we may develop, we may be required to provide discounts or rebates under government healthcare programs or to certain government and private purchasers in order to obtain coverage under federal healthcare programs such as Medicaid. Participation in such programs may require us to track and report certain drug prices. We may be subject to fines and other penalties if we fail to report such prices accurately.
Outside the United States, ensuring adequate coverage and payment for any product candidates we may develop will face challenges. Pricing of prescription pharmaceuticals is subject to governmental control in many countries. Pricing negotiations with governmental authorities can extend well beyond the receipt of regulatory marketing approval for a product and may require us to conduct a clinical trial that compares the cost effectiveness of any product candidates we may develop to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in our commercialization efforts.
Healthcare Reform
In March 2010, Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the PPACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to two percent per fiscal year, which went into effect in April 2013. Under current legislation, the actual reductions in Medicare payments may vary up to four percent. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the four percent Statutory Pay-As-You-Go Act of 2010, or PAYGO, sequester for two years, through the end of 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the four percent cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the two percent Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in years 2030 and 2031.
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
Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the Tax Act repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.
The Trump administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
Pharmaceutical Prices
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, the Trump administration issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A number of states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation.
Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act of 2022, or IRA, has been delayed by Congress to January 1, 2032.
More recently, on August 16, 2022, the IRA was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
The IRA includes a provision exempting orphan drugs from Medicare price negotiation but this exclusion has been interpreted by CMS in final guidance issued in July 2023 to apply only to those orphan drugs with an approved indication (or indications) for a single rare disease or condition. The final guidance clarifies that CMS will consider only active designations/approvals when evaluating a drug for the exclusion, such that designations/indications withdrawn before the selected drug publication date will not be considered. CMS also clarified that, if a drug loses its orphan drug exclusion status, the agency will use the earliest date of approval/licensure to determine whether the product is a qualifying single source drug subject to price negotiations.
In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.

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
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a sponsor must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety, and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales, and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. The process governing approval of medicinal products in the European Union generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the European Union.
Clinical Trial Approval
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014, or the Clinical Trials Regulation, became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC, or the Clinical Trials Directive. The Clinical Trials Regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one member state of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or the EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
All ongoing clinical trials in the European Union approved under the prior Clinical Trials Directive, or CTD, must be transitioned to the Clinical Trials Information System by January 31, 2025. This date marks the end of a three-year transition period that began when the Clinical Trials Regulation became applicable in the European Union on January 31, 2022. Clinical trials that were started under the Clinical Trials Directive and subject to transition to the Clinical Trials Regulation will, by January 31, 2025, have to comply with the obligations of the Clinical Trials Regulation even if these are not included in the previous study protocol, such as (i) obligations of notification via Clinical Trials Information System; (ii) safety reporting rules; (iii) archiving requirement; and (iv) transparency requirements. The failure to transition ongoing clinical trials to the Clinical Trials Regulation by January 31, 2025 can result in corrective measures under Article 77 Clinical Trials Regulation, including revocation of the authorization of the clinical trial or suspension of the clinical trial as well as criminal sanctions and fines under national law of EU Member States.
Beyond streamlining the process, the Clinical Trials Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (EU Member States concerned). Part II is assessed separately by each EU Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The Clinical Trials Regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.
Parties conducting certain clinical trials must, as in the United States, post clinical trial information in the EU at the EU Clinical Trials Register.
PRIME Designation in the European Union
In March 2016, the EMA launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the European Union as well as Iceland, Liechtenstein and Norway), or the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the sponsor also be used in certain other cases.
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
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety, and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five- year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid.
Regulatory Requirements after Marketing Authorization
Following approval, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of the medicinal product. These include compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, pursuant to which post-authorization studies and additional monitoring obligations can be imposed. In addition, the manufacturing of authorized products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the EMA’s GMP requirements and comparable requirements of other regulatory bodies in the European Union, which mandate the methods, facilities and controls used in manufacturing, processing and packing of drugs to assure their safety and identity. Finally, the marketing and promotion of authorized products, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the European Union under Directive 2001/83EC, as amended.

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
General Data Protection Regulation
Many countries outside of the United States maintain rigorous laws governing the privacy and security of personal information. The General Data Protection Regulation, or GDPR, is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including heightened requirements on companies that process health and other sensitive data, such as requiring in many situations that a company obtain the consent of the individuals to whom the sensitive personal data relate before processing such data. Examples of obligations imposed by the GDPR on companies processing personal data that fall within the scope of the GDPR include providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, appointing a data protection officer, providing notification of data breaches and taking certain measures when engaging third-party processors.
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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the European Union took place on January 31, 2020. The European Union and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the European Union and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to European Union rules under the Northern Ireland Protocol.
On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom In particular, the MHRA will be responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom.The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the United Kingdom government and the European Union will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025. The Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or HMR, is the primary legal instrument for the regulation of medicines in the United Kingdom. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.
European Union laws which have been transposed into United Kingdom law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation, such as the Clinical Trials Regulation, will not be applicable in Great Britain. Since a significant proportion of the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the United Kingdom. For example, the United Kingdom is no longer covered by the centralized procedures for obtaining EU-wide marketing authorization from the EMA, and a separate marketing authorization will be required to market our product candidates in the United Kingdom.A new international recognition framework has been in place since January 1, 2024, whereby the MHRA will have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new marketing authorization in Great Britain.
As with other issues related to withdrawal of the United Kingdom from the European Union, there are open questions about how personal data will be protected in the United Kingdom and whether personal information can transfer from the European Union to the United Kingdom. Following the withdrawal of the United Kingdom from the European Union, the UK Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by the GDPR. While the Data Protection Act 2018 in the United Kingdom that “implements” and complements the GDPR has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under the GDPR. The UK government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the United Kingdom as being “essentially adequate” for purposes of data transfer from the European Union to the United Kingdom, although this decision may be re-evaluated in the future.
Human Capital
As of February 5, 2024, we had 867 full-time employees, including a total of 378 employees with Ph.D. degrees. Of these full-time employees, 612 of these employees are located in the United States and 255 of these employees are located in our offices outside of the United States. Additionally, as of February 5, 2024, 33.3% of our full-time employees self-identified as female, 0.3% self-identified as non-binary, and 0.9% chose not to disclose their gender, and 42.1% of our executive team self-identified as female. Further, 37.3% of our new hires since January 1, 2023 self-identify as female, 0% self-identify as non-binary, and 1.9% have chosen not to disclose their gender. As of February 5, 2024, 60.3% of our full-time employees in the United States self-identified as White, 26.1% self-identified as Asian, 4.4% self-identified as having two or more races, 3.3% self-identified as Black or African American, 2.6% self-identified as Hispanic or Latino, 0.2%

self-identified as American Indian or Alaskan Native, 0.2% self-identified as Native Hawaiian or Other Pacific Islander, and 2.9% chose not to disclose their race or ethnicity. Our employees are our greatest asset and we strive to create a work environment that is inclusive, challenging and rewarding.
We are committed to embedding a long-term, formal Environmental, Social, and Governance, or ESG, strategy within our business, a commitment we refer to as Corporate Sustainability. In 2022, we completed a "double materiality assessment," where we worked to determine the ESG-related topics most important to both our company and our stakeholders. The assessment was informed by both internal and external stakeholders and by key ESG standards and frameworks such as the Global Reporting Initiative, Sustainability Accounting Standards Board and United Nations Sustainable Development Goals. This assessment served as the foundation for our inaugural Corporate Sustainability Report, which we published in April 2023, and continues to serve as the foundation for our comprehensive, data-driven, Corporate Sustainability strategy.
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
Our DEI Council is comprised of a select group of senior leaders, Employee Resource Group, or ERG, representatives and passionate employees who meet monthly to advise on our DEI strategy, priorities, and goals. The DEI Council also regularly seeks feedback from employees to improve DEI programming and provides a permanent forum for voices to be heard across all levels of the organization. We currently have six ERGs that provide safe and equitable spaces for employees to advance inclusivity, create opportunities for education and awareness, and contribute to ongoing business objectives. Our ERGs, which include Caregivers and Parents of Schrödinger, Schrödinger Allied Sexualities Society, Schrödinger People of Color, Schrödinger Gender Equity, International Community of Schrödinger, and Healthy Minds Alliance, support the sharing of resources while representing and communicating the interests of a particular ERG and its allies to the company. While membership in our six ERGs directly comprises approximately one-third of our employees, these forums provide an environment for community support, professional development, and educational opportunities for our entire employee population. Our ERGs are also involved in recruiting diverse candidates and participating in industry conferences, extending their reach well beyond our company. Additionally, in an effort to advance our DEI aspirations, we have partnered with the Neuroleadership Institute on a learning program to better equip our employees with critical tools and language to talk about inclusion, bias, and how to leverage a growth mindset in the workplace.
In an industry known for its fierce competition for talent, we have been able to maintain high retention and low turnover rates. For the year ended December 31, 2023, our employee retention rate was 93.1%.
Given our financial resources, our industry-leading position in the field of physics-based computational drug discovery and materials science research and our developing proprietary drug discovery programs, we believe that we will continue to be able to fill open positions in support of our software, drug discovery and materials science businesses.
We are committed to providing our employees with compensation that meets the expectations of the market and industry norms. We monitor our compensation programs closely using comprehensive industry surveys and data to guide us, and we provide what we consider to be a competitive mix of incentives, including competitive salaries and bonuses, a 401(k) retirement plan with an employer matching contribution, participation in our equity programs, and health and welfare benefits, including, for example, access to a variety of mental health, family care, and reproductive health benefits for our employees based in the United States. We routinely review our compensation practices and analyze the equity of our compensation decisions for all employees. A small number of our employees who are located in Europe and Japan are covered by some type of collective bargaining agreement. We consider our relations with our employees to be good.
We recognize the value of in-person collaboration and relationship building while also being mindful of the needs and priorities our employees have outside of the workplace. We have long supported a hybrid work schedule, and our employees have the option of working remotely three days per week. This allows our employees to develop a work schedule that best suits their individual needs.

Our company culture encourages engagement, both among our employees and within the communities we live and work. Internally, we have a well-regarded mentorship program and learning opportunities for hard and soft skills. We also have a variety of communications channels that allow employees to stay informed and connected, and an annual performance review process that emphasizes regular connections and real-time feedback between employees and managers. In our local communities, we are focused on giving back through educational outreach to students and educators to increase awareness, interest and literacy for students in STEM. To further our community engagement efforts, we provide an annual paid volunteer day benefit and matching gift program, and in 2023 we launched a new social impact platform to provide employees access to local volunteer opportunities in various local currencies and languages.
Our Corporate Information
Our principal executive offices are located at 1540 Broadway, 24th Floor, New York, New York 10036, and our telephone number is (212) 295-5800. Our website address is www.schrodinger.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or in any other report or document we file with the Securities and Exchange Commission, or SEC, and any reference to our website address is intended to be an inactive textual reference only.
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
Available Information
We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons.
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
•For information concerning our software, drug discovery programs, computational platform, please visit: www.schrodinger.com.
•For information provided to the investment community, including news releases, events and presentations, and filings with the SEC, please visit ir.schrodinger.com.
•For additional information, please follow us on LinkedIn and Instagram, or visit our blog, Extrapolations.com.
These websites and social media channels, and the contents thereof, are not incorporated by reference into this Annual Report nor deemed filed with the SEC.

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
We have a history of significant operating losses. Our net income for the year ended December 31, 2023 was $40.7 million. Our net losses for the years ended December 31, 2022 and 2021 were $149.2 million and $101.2 million, respectively. As of December 31, 2023, we had an accumulated deficit of $338.4 million. The net income we generated in the year ended December 31, 2023 was primarily due to the $147.2 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics’ initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own drug discovery programs. We have no drug products approved or licensed for commercial sale, and as such, have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year and you should not rely upon the results of any quarterly or annual periods as indications of future results. We anticipate that our expenses will increase substantially as we:
•continue to invest in and develop our computational platform and software solutions;
•continue our research and development efforts for our proprietary drug discovery programs;
•conduct preclinical studies and initiate and conduct clinical trials for any of our product candidates;
•prepare and make regulatory submissions for any of our product candidates;
•maintain, expand, enforce, defend, and protect our intellectual property;
•hire additional software engineers, programmers, sales and marketing, and other personnel to support our software business and other commercial operations;
•hire additional clinical, quality control, regulatory, chemical, manufacturing and control and other scientific personnel; and
•add operational, financial, and management information systems and personnel to support our operations as a public company.
If we are unable to increase sales of our software, increase revenue from our drug discovery collaborations, or if we and our current and future collaborators are unable to successfully develop and commercialize drug products, our revenues may be insufficient for us to achieve or maintain profitability.
To achieve and maintain profitability, we must succeed in significantly increasing our software sales and increasing revenue from our drug discovery collaborations, or we and our current or future collaborators must succeed in developing, and eventually commercializing, a drug product or drug products that generate significant revenue. We currently generate revenues from the sales of our software solutions and from achieving milestones under our collaborative drug discovery programs, and we expect to continue to derive most of our revenue from sales of our software and from achieving such milestones until such time as our or our collaborators’ drug development and commercialization efforts are successful, if ever. As such, increasing sales of our software to existing customers, successfully marketing our software to new customers, and achieving milestones under our drug discovery collaborations are critical to our success. Demand for our software solutions may be affected by a number of factors, including continued market acceptance by the biopharmaceutical industry, market adoption of our software solutions beyond the biopharmaceutical industry including for materials science applications, the ability of our platform to identify more promising molecules and accelerate and lower the costs of discovery as compared to traditional methods, timing of development and release of new offerings by our competitors, technological change, and the rate of growth in our target markets. If we are unable to continue to meet the demands of our customers, our business operations, financial results, and growth prospects will be adversely affected.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. Our total revenues increased by 20% from $181.0 million in the fiscal year ended December 31, 2022 to $216.7 million in the fiscal year ended December 31, 2023, and increased by 31% from $137.9 million in the fiscal year ended December 31, 2021 to $181.0 million in the fiscal year ended December 31, 2022. Although we have experienced revenue growth in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in recent periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
•the timing of the recognition of milestones achieved under our collaborative programs;
•variations in the number and size of milestones achieved under our collaborative programs;
•the timing of recognition of revenue from any payments from entering into collaborations or out-licensing our proprietary drug discovery programs, such as under our collaboration agreement with Bristol-Myers Squibb Company, or BMS; and
•the timing of expenses related to our drug discovery programs, the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
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
We will likely require additional capital to fund our operations. If we are unable to raise additional capital on terms acceptable to us or at all or generate cash flows necessary to maintain or expand our operations, we may not be able to compete successfully, which would harm our business, operations, and financial condition.
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
Our current drug discovery collaborators, from whom we are entitled to receive milestone payments upon achievement of various development, regulatory, and commercial milestones as well as royalties on commercial sales, if any, under the collaboration agreements that we have entered into with them, face numerous risks in the development of drugs, including the conduct of preclinical and clinical testing, obtaining regulatory approval, and achieving product sales. In addition, the amounts we are entitled to receive upon the achievement of such milestones tend to be smaller for near-term development milestones and increase if and as a collaborative product candidate advances through regulatory development to commercialization and will vary depending on the level of commercial success achieved, if any. We do not anticipate receiving significant milestone payments from many of our drug discovery collaborators for several years, if at all, and our drug discovery collaborators may never achieve milestones that would result in significant cash payments to us. In addition, while we have equity stakes in a number of our collaborators, the value of these equity stakes can vary significantly based on a number of factors beyond our control, and there can be no assurance that we can rely on such equity as capital to fund our operations. For these reasons we may need, or choose, to obtain additional capital to fund our continuing operations.
As of December 31, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $468.8 million. We believe that our existing cash, cash equivalents, and marketable securities as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the growth of our software revenue;
•the timing and extent of spending to support research and development efforts;
•the continued expansion of software sales and marketing activities;
•the timing and receipt of payments from our drug discovery collaborations;
•spending to support, advance, and broaden our proprietary drug discovery programs; and
•the timing and receipt of any distributions or proceeds we may receive from our equity stakes in our drug discovery collaborators.
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
If our estimates, judgments or assumptions relating to our critical accounting policies prove to be incorrect or financial reporting standards or interpretations change, our results of operations could be adversely affected.
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, our beliefs of what could occur in the future considering available information and various other factors that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant judgment, assumptions and estimates used in preparing our consolidated financial statements include, with respect to revenue, determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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
The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer interests and priorities. Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., Inductive Bio, Inc., Chemaxon, PerkinElmer, Inc., and Simulations Plus, Inc.
We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., Chemaxon, Revvity, Inc., and Dotmatics, Inc. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In the life sciences industry, the most prominent academic simulation packages include AMBER, CHARMm, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent of commercialization.
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
We also rely on collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize clinical and commercial opportunities for the product candidate. For example, under our collaboration agreement with BMS, after mutual agreement on the targets(s) of interest, the Schrödinger therapeutics group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. For example, following selection of a development candidate for the SOS1 program, BMS is now solely responsible for the further preclinical and clinical development, manufacturing and commercialization of such candidate at its own expense. We cannot be certain that we will successfully identify additional development candidates for BMS to develop and commercialize under our collaboration agreement. Further, BMS may not achieve the research, development, regulatory and sales milestones for those development candidates that would result in additional payments to us.
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
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we are advancing SGR-1505, our clinical-stage MALT1 inhibitor, SGR-2921, our clinical-stage CDC7 inhibitor, and SGR-3515, our preclinical-stage WEE1/MYT1 inhibitor. We have not yet advanced any other programs into clinical development or IND-enabling studies, and we may fail to identify additional product candidates for development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.

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
We rely and expect to continue to rely on third parties to synthesize any molecules with therapeutic potential that we discover, including SGR-1505, SGR-2921 and SGR-3515. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for IND submissions or the necessary clinical trials and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. The facilities of these third parties may also be affected by natural disasters, such as floods or fire, or geopolitical developments or public health pandemics, such as COVID-19, or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.
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
As a company, we have very limited experience in clinical development, which may adversely impact the likelihood that we will be successful in advancing our programs.
We only began conducting our own proprietary drug discovery efforts in 2018, and as a company, we have very limited experience in clinical development. Our limited experience in designing, conducting and completing clinical development activities may adversely impact the likelihood that we will be successful in advancing our programs. Further, any predictions you make about the future success or viability of our proprietary drug discovery programs may not be as accurate as they could be if we had a history of conducting and completing clinical trials and developing our own product candidates.
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

In addition, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors were still permitted to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.
As our proprietary drug discovery business grows, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. Our proprietary drug discovery business will need to transition to a business capable of supporting significant clinical development activities. We may not be successful in such a transition.
Conducting successful clinical trials requires the enrollment of a sufficient number of patients, and suitable patients may be difficult to identify and recruit.
Conducting successful clinical trials requires the enrollment of a sufficient number of patients, and suitable patients may be difficult to identify and recruit. Identifying and qualifying patients to participate in future clinical trials for any other product candidate we develop is critical to our success. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the severity of disease; size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of clinical trial investigators with appropriate competencies and experience; support staff; the number of ongoing clinical trials in the same indication that compete for the same patients; proximity of patients to clinical sites; the number and availability of trial sites; the ability to comply with the eligibility and exclusion criteria for participation in the clinical trial; ability to obtain and maintain patient consents; patient compliance; the ability to monitor patients during and after treatment; and the impact of any health pandemic or epidemic. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive products with competitors that have more clinical development experience than we do.
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
We rely on, and plan to continue to rely on, third-party clinical research organizations, in addition to other third parties such as research collaboratives and consortia, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing and future clinical trials, including for SGR-1505 and SGR-2921. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
Our reliance on third parties to manufacture our product candidates increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not own or operate manufacturing facilities for the production of any product candidates, nor do we have plans to develop our own manufacturing operations. We rely and expect to continue to rely on third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for the preclinical and clinical development of any development candidates we develop ourselves and for any commercial supply of approved products, if any. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale.
In order to conduct preclinical studies and clinical trials of our product candidates, we will need to identify suitable manufacturers with the capabilities to manufacture our compounds in large quantities in a manner consistent with existing regulations. Our third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities and at any other time. If our manufacturers are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.
We do not currently have any agreements with third-party manufacturers for the long-term supply of any of our product candidates. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of our product candidates, or may be unable to do so on acceptable terms.
Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including reliance on the third party for regulatory compliance and quality assurance; the possible breach of the manufacturing agreement by the third party; the possible misappropriation of our proprietary information, including our trade secrets and know-how; and the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.
Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.
Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them or any of approved drug we may use in combination trials, it will be more difficult for us to develop our product candidates and compete effectively.
Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future results of operations and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.
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
We intend in the future to conduct clinical trials for our product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.
We intend in the future to conduct clinical trials for our product candidates at trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA.
In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study satisfies certain conditions.For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with cGCPs. The FDA must be able to validate the data from the trial, including, if necessary, through an onsite inspection. The trial population must also have a similar profile to the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates or potential product candidates in the future.
In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include: clinical practice patterns and standards of care that vary widely among countries; non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials; administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema; foreign exchange rate fluctuations; and diminished protection of intellectual property in some countries.
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

•any restrictions resulting from a health epidemic or pandemic and its collateral consequences may result in internal and external operational delays and limitations; and
•maintaining a continued acceptable safety profile following receipt of any regulatory approvals.
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
Even if any product candidate that we may develop receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payers and others in the medical community necessary for commercial success.
If any product candidate we may develop receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payers and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost-effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that any of our product candidates, if approved for commercial sale, is safe, therapeutically effective and cost-effective as compared with competing treatments. Efforts to educate the medical community and third-party payers on the benefits of any product candidates we may develop may require significant resources and may not be successful. If any product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:
•the efficacy and safety of such product candidates as demonstrated in clinical trials;
•the potential advantages and limitations compared to alternative treatments;
•the effectiveness of sales and marketing efforts;
•the cost of treatment in relation to alternative treatments;
•the clinical indications for which the product is approved;
•the convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•the strength of marketing and distribution support;
•the timing of market introduction of competitive products;
•the availability of third-party coverage and adequate reimbursement;
•the prevalence and severity of any side effects; and
•any restrictions on the use of our products, if approved, together with other medications.
Clinical trial and product liability lawsuits against us could divert our resources, could cause us to incur substantial liabilities and could limit commercialization of our product candidates.
We face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no product candidates that have been approved for commercial sale, the use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend any related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any product candidates we may develop.
We have insurance coverage in countries in which we conduct clinical trials and will need to increase our insurance coverage if we conduct clinical trials in additional countries or of additional product candidates or if we commence commercialization of any product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.
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
For example, with respect to our MALT1 inhibitor, SGR-1505, which we are advancing for the treatment of patients with relapsed or refractory B-cell lymphomas, we are aware of several MALT1 inhibitors in clinical development, including by AbbVie Inc., Ono Pharmaceutical Co., Ltd., HotSpot Therapeutics, and Exelixis, Inc. In addition, we are also aware of other therapeutics, such as bi-specifics and CAR-Ts, both approved and in clinical development, for the treatment of B-cell lymphomas.
With respect to our CDC7 inhibitor, SGR-2921, which we are advancing for the treatment of relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, we are aware of several CDC7 inhibitors in Phase 1 clinical development, including by Chia Tai Tianqing Pharmaceutical Group Co., Ltd., Lin BioScience, Inc., and Cancer Research UK.
With respect to our WEE1/MYT1 inhibitor, SGR-3515, which we are advancing for the treatment of solid tumors, we are aware of several WEE1 inhibitors in clinical development, including by Zentalis Pharmaceuticals, Debiopharm International SA, IMPACT Therapeutics, Inc., Shouyao Holdings Co. Ltd., BioCity Biopharma, and Aprea Therapeutics, Inc., as well as a MYT1 inhibitor in clinical development being advanced by Repare Therapeutics Inc.. Furthermore, we are also aware of a WEE1/MYT1 inhibitor in preclinical development being advanced by Acrivon Therapeutics, Inc.

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
For the fiscal year ended December 31, 2023, sales to customers outside of the United States accounted for approximately 25% of our total revenues. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
•global health pandemics or epidemics, such as the recent COVID-19 pandemic; and
•unstable regional, economic and political conditions.
Our international agreements may provide for payment denominated in local currencies and our local operating costs are denominated in local currencies. Therefore, fluctuations in the value of the U.S. dollar and foreign currencies may impact our operating results when translated into U.S. dollars.
Furthermore, with respect to our proprietary drug discovery programs, the ongoing war between Russia and Ukraine may impact the ability of our contract research organizations, or CROs, in the region to produce materials we require to conduct certain of our preclinical studies. If we are unable to obtain alternative sources for such materials that we require, the ability for us to timely execute and complete certain of our preclinical studies may be adversely impacted.
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
The public health emergency declarations related to COVID-19 ended on May 11, 2023. The FDA ended certain COVID-19-related policies when the public health emergency ended and retained others. At this point, it is unclear how, if at all, these developments will impact our efforts to develop and commercialize our product candidates.
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
Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act, or the 2017 Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, significantly revises the Internal Revenue Code of 1986, as amended, or the Code. The 2017 Tax Act, among other things, contains significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limitation of the deduction for net operating losses, or NOLs, to 80% of current-year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely). In addition, beginning in 2022, the 2017 Tax Act eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years or 15 years (for expenditures attributable to foreign research).
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
As of December 31, 2023, we had federal NOLs of approximately $179.1 million and state NOLs of approximately $98.6 million, which, if not utilized, generally began to expire in 2025. As of December 31, 2023, we also had federal research and development tax credit carryforwards of approximately $23.3 million and state research and development tax credit carryforwards of approximately $1.6 million. Unused credits began to expire in 2024 and generally expire over time if they remain unused. These NOLs and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.

In addition, under Section 382 and 383 of the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2023 and determined that such an ownership change occurred on March 31, 2021. As a result of such ownership change or future ownership changes, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.
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
We have acquired, and we may again in the future acquire, companies, businesses, solutions or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, and otherwise disrupt our operations and adversely affect our operating results.
We have acquired, and we may again in the future acquire, businesses, solutions, or technologies that we believe could complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. For example, in January 2022, we acquired XTAL BioStructures, Inc., or XTAL, a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography, which has augmented our ability to produce high quality target structures for our drug discovery programs. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.
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
In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements with them and might therefore terminate the license agreements, thereby delaying our ability to market and sell our existing software solutions and develop and commercialize new software solutions that utilize technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors could market products and technologies similar to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
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
Further, our ability to develop and market new products may be impacted by ongoing litigation challenging the FDA’s approval of mifepristone. Specifically, in April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. In reaching that decision, the district court made a number of findings that may negatively impact the development, approval and distribution of drug products in the United States. In April 2023, the district court decision was stayed, in part, by the U.S. Court of Appeals for the Fifth Circuit.

Thereafter, the U.S. Supreme Court entered a stay of the district court’s decision, in its entirety, pending disposition of the appeal of the district court decision in the Court of Appeals for the Fifth Circuit and the disposition of any petition for a writ of certiorari to the Supreme Court. In August 2023, the Court of Appeals declined to order the removal of mifepristone from the market, finding that a challenge to the FDA’s initial approval in 2000 is barred by the statute of limitations. But the Appeals Court did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In December 2023, the Supreme Court granted these petitions for writ of certiorari for the appeals court decision.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through the first half of 2032 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Pursuant to subsequent legislation, these Medicare sequester reductions were suspended and reduced in 2021 and 2022 but, as of July 1, 2022, the full 2% cut has resumed. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%. The Consolidated Appropriations Act, which was signed into law by President Biden in December 2022, made several changes to sequestration of the Medicare program. Section 1001 of the Consolidated Appropriations Act delays the 4% Statutory Pay-As-You-Go Act of 2010 sequester for two years, through the end of 2024. Triggered by enactment of the American Rescue Plan Act of 2021, the 4% cut to the Medicare program would have taken effect in January 2023. The Consolidated Appropriations Act’s health care offset title includes Section 4163, which extends the 2% Budget Control Act of 2011 Medicare sequester for six months into 2032 and lowers the payment reduction percentages in 2030 and 2031.

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
In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the HTA entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among European Union member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit European Union member states to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual European Union member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions are subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed, as well as impact our ability to find collaborators for our drug discovery programs on commercially acceptable terms.
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
In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. A number of states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA authorized the importation of mass medications from Canada into Florida. Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress until January 1, 2032.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and other pharmaceutical companies also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. On July 12, 2023, the Chamber of Commerce moved for preliminary injunctive relief seeking to halt implementation of the drug pricing provisions of the IRA. On September 29, 2023, in the first substantive ruling in this litigation, the U.S. District Court for the Southern District of Ohio denied the Chamber of Commerce’s motion, finding that the Chamber of Commerce did not show, among other things, a strong likelihood of success on its constitutional arguments because Medicare is voluntary. The U.S. District Court for the Southern District of Ohio also denied the government’s motion to dismiss, indicating that it needs more information from the parties before ruling on that motion. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate “adequacy” decisions, that data transfers between the two jurisdictions are in compliance with the United Kingdom’s Data Protection Act 2018 and the GDPR, respectively. In October 2023, the United Kingdom and the United States implemented a US-UK "data bridge," which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. Any changes or updates to these developments have the potential to impact our business.
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
States are also active in creating specific rules relating to the processing of personal information. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information), including granting consumers the right to opt-out of the sale of their personal information. Many other states are considering similar legislation. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and at the same time, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
Climate change-related risks and uncertainties and legal or regulatory responses to climate change could negatively impact our business, financial condition, results of operations, prospects and reputation.
We are subject to increasing climate-related risks and uncertainties, many of which are outside of our control. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns, and extreme variability in weather patterns, which can disrupt our operations as well as those of our vendors, suppliers, and collaborators.

Climate-related macroeconomic trends, including the transition to a lower carbon economy, the effects of carbon pricing, changes in public sentiment, and the potential enactment of climate-related rules and regulations, continue to evolve and may increase our legal, compliance and business costs. Further, increases in climate-related litigation instituted against companies, the cost of insurance premiums, and the implementation of a more robust business continuity plan and a disaster recovery plan could increase the costs necessary to maintain our operations or achieve any sustainability commitments we may make, which could harm our business.
We annually assess the impacts of our operations and of our customers on the climate. The execution and achievement of any future commitments that we may make or of any goals that we may set relating to climate change are subject to risks and uncertainties. Given the focus on sustainable investing and corporate sustainability, if we fail to adopt policies and practices to enhance environmental initiatives, our reputation and our customer and stakeholder relationships could be negatively impacted, which may make it more difficult for us to compete effectively or to gain access to financing on acceptable terms when needed, which would negatively affect our business, financial condition, results of operations, prospects, and reputation.
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
As of February 21, 2024, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 44.2% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 51.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through February 21, 2024, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of February 21, 2024, we had outstanding 63,146,419 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We frequently evaluate our compliance with these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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
During our evaluation of our internal control, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. In addition, if we have an unremediated material weakness, we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. For example, in connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. While we remediated this material weakness as of December 31, 2023, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. If in the future we again identify a material weakness, we cannot assure you that any measures we may take in the future will be sufficient to remediate such material weakness or avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate a future material weakness in a timely manner, there could be a reasonable possibility that this control deficiency or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis.
Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, or results of operations. If we are unable to conclude in the future that our internal control over financial reporting is effective, or if we or our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We have certain processes for assessing, identifying and managing cybersecurity risks, which are built into our overall information technology function and are designed to help protect our information assets and operations from internal and external cyber threats, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, regular tests on our systems, incident simulations and routine review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including consultants, computer security firms and risk management advisors, peer companies, industry groups and governance experts, to enhance our cybersecurity oversight. We consider the internal risk oversight programs of third-party service providers before engaging them in order to help protect our company from any related vulnerabilities. As part of our overall risk mitigation strategy, we also maintain cybersecurity insurance coverage; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect our company or our business strategy, results of operations or financial condition.
The audit committee of our board of directors provides direct oversight over cybersecurity risk and provides regular updates to the board of directors regarding such oversight. The audit committee receives periodic updates from management regarding cybersecurity matters and is notified between such updates regarding significant new cybersecurity threats or incidents.
Our vice president of information security leads the operational oversight of company-wide cybersecurity strategy, policy, standards and processes and works across relevant departments to assess and help prepare our company and our employees to address cybersecurity risks, including phishing attacks, ransomware, data breaches, and insider threats. Our vice president of information security has over 15 years of information security experience, including in developing, overseeing and managing information technology and information security teams. He has been with our company since 2017 and has served as our vice president of information security since April 2023. He previously served as our executive director of information security from January 2022 through April 2023, senior director of information security from February 2019 through January 2022 and director of information security from June 2017 through February 2019. Prior to joining our company, our vice president of information security worked at several technology companies and served in roles of increasing responsibility with respect to information security during his tenure.
In an effort to deter and detect cyber threats, we annually provide all employees, including part-time and temporary employees, with a cybersecurity awareness program, which covers timely and relevant topics, including social engineering and phishing, and educates employees on the importance of reporting all incidents immediately. We also use technology-based tools to mitigate cybersecurity risks throughout our information security systems. These tools are integrated into our comprehensive security framework, used to bolster our employee-based cybersecurity programs and are regularly updated to respond to evolving threats.
Item 2. Properties.
Our principal facilities consist of office space. We occupy approximately 136,047 square feet of office space in New York, New York under a lease that currently expires in December 2037, 35,000 square feet of office space in Portland, Oregon under a lease that currently expires in September 2026, and 48,987 square feet of office space in Hyderabad, India under a lease that currently expires in April 2028. Additionally, we lease office space at our other office locations around the world. We believe our facilities are adequate and suitable for our current needs and that should it be needed, suitable additional or alternative space will be available to accommodate our operations.
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
Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq composite and the Nasdaq Biotechnology Index from February 6, 2020 (the first date that shares of our common stock were publicly traded on the Nasdaq Global Select Market) through December 31, 2023. The graph assumes an investment of $100 on February 6, 2020, in each of the foregoing indices and in our common stock. Data for each of the indices and our common stock assumes that all dividends were reinvested on the day of issuance, if any. The comparisons are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Return
$400
$350
$300
$250
$200
$150
$100
$50
$-
Feb-20
Mar-20
Apr-20
May-20
Jun-20
Jul-20
Aug-20
Sep-20
Oct-20
Nov-20
Dec-20
Jan-21
Feb-21
Mar-21
Apr-21
May-21
Jun-21
Jul-21
Aug-21
Sep-21
Oct-21
Nov-21
Dec-21
Jan-22
Feb-22
Mar-22
Apr-22
May-22
Jun-22
Jul-22
Aug-22
Sep-22
Oct-22
Nov-22
Dec-22
Jan-23
Feb-23
Mar-23
Apr-23
May-23
Jun-23
Jul-23
Aug-23
Sep-23
Oct-23
Nov-23
Dec-23
NASDAQ Composite
NASDAQ Biotechnology Index
SDGR

Holders of Record
As of February 21, 2024, there were approximately 104 holders of record of our common stock and one holder of record of our limited common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Item 6. [Reserved.]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties.
The following discussion and analysis of our financial condition and results of operations covers fiscal 2023 and fiscal 2022 items and year-over-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-over-year comparisons between fiscal 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, that was filed with the SEC on February 28, 2023.
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
Overview
We are transforming the way therapeutics and materials are discovered. Our differentiated, physics-based computational platform enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. Our software platform is licensed by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. We are applying our computational platform to advance a broad pipeline of drug discovery programs in collaboration with leading biopharmaceutical companies. In addition, we use our computational platform to discover novel molecules for our pipeline of proprietary drug discovery programs, which we are advancing through preclinical and clinical development.
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

Over the last decade, we have entered into a number of collaborations with leading biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas and we anticipate reporting initial data from the trial in late 2024 or 2025. We also completed a Phase 1 clinical trial of SGR-1505 in 73 healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505, as well as the effect of food and drug-drug interactions. In the healthy volunteer trial, SGR-1505 was well tolerated with no drug-related serious adverse events or dose limiting toxicities observed. In the trial, we observed that SGR-1505 achieved greater than 90 percent inhibition of IL-2 secretion in an activated T cell whole blood assay, confirming target engagement and meeting the pharmacodynamic goals for the trial. Inhibition of IL-2 secretion is a marker for target engagement and pathway modulation as it is tightly linked to MALT1 and the downstream NF-κB signaling. The data supported continued evaluation of SGR-1505 in the ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell lymphomas. In addition, the FDA recently granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma.
In July 2023, the FDA cleared our IND for our CDC7 inhibitor, which we refer to as SGR-2921. We have initiated dosing in a Phase 1 clinical trial of SGR-2921 in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, and we anticipate reporting initial data from the trial in late 2024 or 2025. We are also advancing SGR-3515, our novel WEE1/MYT1 inhibitor for the treatment of solid tumors. We expect to submit an IND to the FDA for SGR-3515 in the first half of 2024, subject to favorable data from ongoing IND-enabling studies, and we plan to initiate a Phase 1 clinical trial of SGR-3515 by the end of 2024, subject to receipt of regulatory clearance.
We have funded our operations to date principally from the sale of our equity securities, including our initial public offering and our follow-on public offering, and to a lesser extent, from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators. On February 13, 2023, April 6, 2023, and November 9, 2023, on account of our equity stake in Nimbus Therapeutics, LLC, or Nimbus, we received cash distributions of $111.3 million, $35.8 million, and $0.1 million, respectively, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858.
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
We currently generate drug discovery revenue from our collaborations, including upfront payments, research funding and discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of regulatory and commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our proprietary drug discovery programs when we believe it will help maximize our clinical and commercial opportunities for the program.
In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, the Schrödinger therapeutics group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $1.5 billion in total milestone payments across the potential targets currently subject to the collaboration, of which we have received $25.0 million as of December 31, 2023, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See “Collaboration and License Agreement” in Note 3 to our consolidated financial statements for additional information relating to this agreement.
In September 2022, we entered into a collaboration with Eli Lilly and Company, or Lilly, under which we are responsible for the discovery and optimization of small molecule compounds addressing an immunology target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement we received an upfront payment and we are eligible to receive up to $425.0 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets.
We generated revenue of $216.7 million and $181.0 million in 2023 and 2022, respectively, representing a year-over-year growth of 20%. Our net income for the year ended December 31, 2023 was $40.7 million and our net loss for the year ended December 31, 2022 was $149.2 million.
Key Factors Affecting Our Performance
Ability to drive additional revenue from our software solutions from existing customers
Our large existing base of customers represents a significant opportunity for us to expand our revenue through increased utilization of our software. We had 1,785 and 1,748 active customers for the years ended December 31, 2023 and 2022, respectively. We define the number of active customers as the number of customers who had an annual contract value, or ACV, of at least $1,000 in the fiscal year. We use $1,000 as a threshold for defining our active customers as this amount will generally exclude customers who only license our PyMOL software, which is our open-source molecular visualization system broadly available at low cost. The revenue that we generate through our software solutions from each of our customers varies depending on the number of licenses for each software solution that each customer purchases from us. Accordingly, we work with our customers to improve their experience and increase the utility of our platform in order to expand the scale at which they deploy our platform in their business. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV at higher thresholds, including customers with an ACV of at least $500,000 or $1.0 million. For the year ended December 31, 2023, we had 54 customers with an ACV of at least $500,000 compared to 52 for the year ended December 31, 2022. Furthermore, we had 27, 18, and 15 customers with an ACV of at least $1.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. We also had four customers with an ACV of at least $5.0 million for the year ended December 31, 2023, compared to four and two such customers for the years ended December 31, 2022 and 2021, respectively.
With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term. ACV should be viewed independently of revenue and does not represent revenue calculated in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, on an annualized basis, as it is an operating metric that can be impacted by contract execution start and end dates and renewal rates. ACV is not intended to be a replacement for, or forecast of, revenue. Our ACV was $154.2 million and $140.6 million for the years ended December 31, 2023 and 2022, respectively.
Ability to retain our customer base for our software solutions
Another important driver of our performance is our ability to retain our customer base. We had 222, 227, and 190 customers with an ACV of at least $100,000 for the years ended December 31, 2023, 2022, and 2021, respectively. For the year ended December 31, 2023, our year-over-year customer retention rate for such customers was 92% and was 96% or higher for each of the previous nine fiscal years. Our customer retention rate for our customers with an ACV of at least $500,000 was 98% for the year ended December 31, 2023 and 100% for the year ended December 31, 2022. We calculate year-over-year customer retention for our customers with an ACV of at least $100,000 or $500,000 by starting with the number of such customers we had in the previous fiscal year. We then calculate how many of these customers were active customers in the current fiscal year. We then divide this number by the number of customers with an ACV of at least $100,000 or $500,000, as applicable, that, we had in the previous fiscal year to arrive at the year-over-year customer retention rate for such customers.
We believe our sales and marketing approach and the quality of our software solutions result in long-term relationships and high retention with our largest customers. This is demonstrated by the length of our key relationships, with the average tenure of our 10 largest software customers in 2023 being nearly 19 years. Furthermore, we have significantly penetrated the pharmaceutical industry, with all of the top 20 pharmaceutical companies, measured by 2022 revenue, licensing our software in 2023. Our ability to continue to grow our software revenue is dependent upon our ability to retain customers through the continued support and investment in our sales and marketing efforts and the ongoing enhancement of our software solutions.
Advancement of our collaborative programs
We have entered into a number of collaborations with leading biopharmaceutical companies to advance drug discovery. We will seek to enter into additional collaboration agreements, driven by the synergies we expect to achieve between our platform and the capabilities and expertise of our potential collaborators. We believe that our collaborations will be a significant driver of value for us in the form of equity stakes, research fees, preclinical, clinical, and commercial milestone payments, and option fees, as well as royalties on any potential future sales of products, if approved. We continue to work with our current collaborators to advance existing programs through discovery research stages and initiate additional programs. However, we do not generally exercise control over the development programs of our collaborators and depend on our collaborators' decisions with respect to clinical development and commercialization. Our ability to continue to derive value from our collaborations will be driven by our capability to make progress in these programs, whether our collaborators successfully advance such programs beyond the discovery stage, and the strategic priorities of our collaboration partners. We track the aggregate number of collaborative programs for which we are eligible to receive any amount of royalties on sales and as of December 31, 2023, we had an aggregate of 12 collaborative programs for which we are eligible to receive future royalties compared to 15 collaborative programs as of December 31, 2022.
Ability to progress and expand our pipeline of proprietary drug discovery programs
We are advancing our pipeline of proprietary programs through preclinical and clinical development. Our initial programs were focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including immunology and neurology. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell lymphomas as well as in a Phase 1 clinical trial of SGR-2921 in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, and we anticipate reporting initial data from both clinical trials in late 2024 or 2025. In addition, we expect to submit an IND application to the FDA for SGR-3515 in the first half of 2024, subject to favorable data from IND-enabling studies, and we plan to initiate a Phase 1 clinical trial of SGR-3515 by the end of 2024, subject to the receipt of regulatory clearance. We continue to advance new programs where we can leverage our computational platform to discover novel molecules, and we have recently announced new discovery-stage programs targeting PRMT5-MTA, EGFRC797S, and NLRP3. As we progress and expand our pipeline of proprietary programs, we will strategically evaluate on a program-by-program basis advancing them ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their probability of clinical and commercial success.
Components of Results of Operations
Software Products and Services Revenue
Our software business generates revenue from five sources: (i) on-premise software license fees, (ii) hosted software subscription fees, (iii) software maintenance fees, (iv) professional services fees, and (v) contributions.
On-premise software. Our on-premise software license arrangements grant customers the right to use our software on their own in-house servers or their own cloud instances for a specified term, typically for one year, though in recent years, we have entered into a small number of large multi-year on-premise software license agreements. We recognize revenue for on-premise software license fees upfront, either upon transfer of control of the license or the effective date of the agreement, whichever is later.

Hosted software. Hosted software revenue consists primarily of fees to provide our customers with hosted licenses, which allows these customers to access our cloud-based software solution on their own hardware without taking control of the licenses, and is recognized ratably over the term of the arrangement, which is typically one year, though in recent years, we have entered into a small number of large multi-year hosted software license agreements. When a customer enters into a hosted arrangement for which revenue is recognized over time, the amount paid upfront that is not recognized in the current period is included in deferred revenue in our statement of financial position until the period in which it is recognized.
Software maintenance. Software maintenance includes technical support, updates, and upgrades related to our on-premise software licenses. Software maintenance revenue is recognized ratably over the term of the arrangement. Software maintenance activities are performed in connection with the use of our on-premise software, and may fluctuate from period to period.
Professional services. Professional services include training, technical setup, installation or assisting customers with modeling services, where we use our software to perform tasks such as virtual screening on behalf of our customers. These services are generally not related to the core functionality of our software and are recognized as revenue when resources are consumed. Since each professional services agreement represents a unique, ad hoc engagement, professional services revenue may fluctuate from period to period.
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC originally entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized annually from June 2020 through June 2022 and upon extension of the agreement in August 2023, when invoiced, in accordance with Accounting Standard Codification, or ASC, Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.
Drug Discovery Revenue
Drug discovery services. We currently generate drug discovery revenue from discovery collaboration arrangements, including upfront payments, research and development payments, and discovery and development milestones. The majority of our current collaborations are in the discovery and preclinical development stages. Milestone payments typically increase in magnitude as a program advances. However, our focus is increasingly on investing in our proprietary drug discovery programs, which may result in a smaller number of collaborative programs over time and, as a result, fewer milestone payments on account of those collaborative programs. In addition to revenue from our collaborations, we may also derive drug discovery revenue from out-licensing our proprietary drug discovery programs when we believe it will help maximize the probability of clinical and commercial success of the program. Overall, we expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. Contribution revenue consists of funds received under agreements with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities.
Cost of Revenues
Software products and services. Cost of revenues for software includes personnel-related expenses (comprised of salaries, benefits, and stock-based compensation) for employees directly involved in the delivery of software solutions, maintenance and professional services, royalties paid for products sold and services performed using third-party licensed software functionality, and allocated overhead (facilities and information technology support) costs. Pursuant to various third-party arrangements, we license technology that is used in our software. These arrangements require us to pay royalties based on sales volume, and such royalty payments represented 4.1% and 4.8% of software revenues in the years ended December 31, 2023 and 2022, respectively.
Drug discovery. Costs of revenue for drug discovery includes personnel-related expenses and costs of third-party contract research organizations, or CROs, that support discovery activities in our collaborations, royalties paid for services performed using third-party licensed software functionality, allocated compute capacity and overhead costs. While we have incurred costs associated with discovery efforts since late 2017, we have recognized and expect to continue to recognize revenues in the future if and when milestones are deemed probable or achieved. Generally, drug discovery costs of revenue for collaborations are incurred in advance of the revenue milestone achievement.
Royalty payments to third-parties represented 3.5% and 4.8% of drug discovery revenues in the years ended December 31, 2023 and 2022, respectively. We expect our drug discovery costs of revenue to trend lower over time as we shift our focus to proprietary drug discovery programs.
Gross Profit and Gross Margin
Gross profit represents revenue less cost of revenues. Gross margin is gross profit expressed as a percentage of revenue. Our software products and services gross margin may fluctuate from period to period as our revenue fluctuates, and as a result of changes in sales mix between on-premise and hosted software solutions due to timing of recognition. For example, the cost of royalties due for sales of our hosted software arrangements are recognized upfront, whereas the associated hosted software revenue for these arrangements is recognized over the term of the underlying agreement.
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
We expect our research and development expense to increase in absolute dollars as we continue to invest in activities related to discovery and development of our proprietary drug discovery programs, in advancing our computational platform, and as we incur expenses associated with hiring additional personnel directly involved in such efforts. The amount to which our research and development expense may increase in the future will also be dependent on our development plans for our proprietary drug discovery programs, including the timing of any partnering or out-licensing decisions. At this time, we do not know, nor can we reasonably estimate, the nature, timing, or costs of the efforts that will be necessary to complete the development of any of our proprietary drug discovery programs.
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

Results of Operations
Comparison of the years ended December 31, 2023 and 2022
The following table summarizes our results of operations data for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Revenues:
Software products and services	$159,124	$135,578	$23,546	17%
Drug discovery	57,542	45,377	12,165	27%
Total revenues	216,666	180,955	35,711	20%
Cost of revenues:
Software products and services	29,514	29,576	(62)	—%
Drug discovery	46,460	50,357	(3,897)	(8)%
Total cost of revenues	75,974	79,933	(3,959)	(5)%
Gross profit	140,692	101,022	39,670	39%
Operating expenses:
Research and development	181,766	126,372	55,394	44%
Sales and marketing	37,226	30,642	6,584	21%
General and administrative	99,148	90,825	8,323	9%
Total operating expenses	318,140	247,839	70,301	28%
Loss from operations	(177,448)	(146,817)	(30,631)	21%
Other income (expense):
Gain on equity investments	147,213	11,825	135,388
Change in fair value	53,461	(18,084)	71,545
Other income	19,693	3,950	15,743
Total other income (expense)	220,367	(2,309)	222,676
Income (loss) before income taxes	42,919	(149,126)	192,045
Income tax expense	2,199	63	2,136
Net income (loss)	40,720	(149,189)	189,909
Net income (loss) attributable to noncontrolling interest	—	(3)	3
Net income (loss) attributable to Schrödinger stockholders	$40,720	$(149,186)	$189,906

Revenues

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Revenues:
Software
On-premise software	$104,511	$84,487	$20,024	24%
Hosted software	20,381	14,890	5,491	37%
Software maintenance	23,066	19,996	3,070	15%
Professional services	9,366	15,205	(5,839)	(38)%
Software contribution	1,800	1,000	800	80%
Total software products and services	159,124	135,578	23,546	17%
Drug Discovery
Drug discovery services	54,720	43,427	11,293	26%
Drug discovery contribution	2,822	1,950	872	45%
Total drug discovery	57,542	45,377	12,165	27%
Total revenues	$216,666	$180,955	$35,711	20%
Software Products and Services Revenue
On-premise software. The increase in revenues for on-premise software during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to an increase in multi-year arrangements for which revenue was recognized ahead of annual billings, as well as growth from existing and new customers during the year ended December 31, 2023 as compared to the year ended December 31, 2022.
Hosted software. The increase in revenues for hosted software during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to increased spend from existing hosted customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over the period of the contract.
Software maintenance. The increase in revenues for software maintenance during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to the increase in on-premise software sales in current and previous years. Software maintenance revenue is recognized ratably over the period of the contract.
Professional services. The decrease in revenues from professional services during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to decreases of approximately $3.1 million in structural biology services and approximately $2.7 million related to progress and completion of technology and modeling service projects.
Software contribution revenue. Contribution revenue during the year ended December 31, 2023 and the year ended December 31, 2022 was due to funds received under an agreement with Gates Ventures, LLC, which began in June 2020 and was extended in August 2023.
Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to the timing and amount of collaboration milestones achieved, including $25.0 million received from BMS, and the progress of existing and new collaborations accomplished during 2023 as compared to 2022. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Drug discovery contribution revenue. Contribution revenue during the year ended December 31, 2023 was due to services performed under an agreement with the Bill and Melinda Gates Foundation aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Cost of revenues:
Software products and services	$29,514	$29,576	$(62)	—%
Gross margin	81%	78%
Drug discovery	46,460	50,357	(3,897)	(8)%
Software products and services. The decrease in cost of revenues for software products and services during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was attributable to decreases of approximately $0.9 million in personnel-related expense and approximately $0.1 million in other expenses, offset by an increase of approximately $0.9 million in cloud computing expense.
Software products and services gross margin. The increase in software gross margin during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to an increase in software revenue and relatively flat fixed costs, which was due to the re-allocation of resources from cost of revenue to research and development activities.
Drug discovery. The decrease in cost of revenues for drug discovery during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was attributable to decreases of approximately $4.6 million in personnel-related expense reflecting the redeployment of our discovery organization towards proprietary drug discovery programs, approximately $0.5 million in cloud computing expense, and approximately $0.1 million in royalty expense, offset by increases of approximately $1.1 million in third-party CRO costs associated with the expansion and progression of collaborative programs, and approximately $0.2 million in other expenses.

Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
External costs by program:
SGR-1505	$15,337	$7,635	$7,702	101%
SGR-2921	6,090	4,430	1,660	37%
SGR-3515	6,363	8,533	(2,170)	(25)%
Other early development candidates and unallocated costs	30,880	14,621	16,259	111%
Total external costs for programs in preclinical and clinical development	58,670	35,219	23,451	67%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	32,949	19,273	13,676	71%
Facility and other	2,015	661	1,354	205%
Total internal costs	34,964	19,934	15,030	75%
All other research and development	88,132	71,219	16,913	24%
Total research and development expense	$181,766	$126,372	$55,394	44%
The increase in external costs of $23.5 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to an increase in costs associated with the ongoing Phase 1 clinical trials and other development activities for SGR-1505, as well as other external research costs to support our early-stage product candidates, including SGR-2921 and SGR-3515.
The increase in internal costs for programs in clinical and preclinical development of $15.0 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to an increase in personnel-related expense and rent expense.
The increase in all other research and development expense during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was attributable to increases of approximately $8.4 million in personnel-related expense, approximately $4.1 million in cloud computing expense, approximately $3.4 million related to office rent, approximately $0.6 million in travel and entertainment expenses, approximately $0.3 million related to professional services, and approximately $0.1 million in other expenses.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
Sales and marketing	$37,226	$30,642	$6,584	21%
The increase in sales and marketing expense during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was attributable to increases of approximately $4.6 million in personnel-related expense, approximately $0.9 million related to office rent, approximately $0.7 million in travel and entertainment expenses, and approximately $0.4 million in cloud computing expense.

General and Administrative Expense

	Year Ended December 31,		Change
	2023	2022	$	%
	(in thousands)
General and administrative	$99,148	$90,825	$8,323	9%
The increase in general and administrative expense during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was attributable to increases of approximately $8.5 million of personnel-related expense, approximately $2.2 million in royalties related to cash distributions we received from Nimbus, approximately $0.8 million in cloud computing expense, approximately $0.8 million related to office rent, approximately $0.5 million in travel and entertainment expense, and approximately $0.5 million in amortization related to the acceleration of customer relationship intangible assets, offset by decreases of approximately $2.4 million related to professional services, approximately $1.1 million related to a one-time non-recurring state and local tax item, and approximately $1.5 million in other expenses.
Gain on Equity Investments

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Gain on equity investments	$147,213	$11,825	$135,388
The gain on equity investments during the year ended December 31, 2023 was due to the realized gain on our equity investment in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858. The gain on equity investments during the year ended December 31, 2022 was due to cash received from a third party, who previously acquired a collaborator in which we held an equity stake, in exchange for the termination of our rights to receive potential earnouts under the acquisition agreement.
Change in Fair Value

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Change in fair value	$53,461	$(18,084)	$71,545
The change in fair value during the year ended December 31, 2023 was due to an unrealized gain on our investment in Structure of $49.8 million, an unrealized gain on our investment in Nimbus of $1.9 million, and an unrealized gain on our investment in Morphic of $1.8 million. The change in fair value during the year ended December 31, 2022 was primarily due to an unrealized loss on our investment in Morphic.
Other Income

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Other income	$19,693	$3,950	$15,743
The increase in other income during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily attributable to an increase in interest rates on our investment portfolio.

Income Tax Expense

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Income tax expense	$2,199	$63	$2,136
Income tax expense for the year ended December 31, 2023 represents our federal and certain state income tax obligations and taxes in foreign jurisdictions for which we conduct business. Income tax expense for the year ended December 31, 2022 represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business. As of December 31, 2023, we have a full valuation allowance on our U.S. federal and state deferred tax assets.
At December 31, 2023, we had federal and state net operating loss carryforwards of approximately $179.1 million and $98.6 million, respectively. The state net operating loss carryforwards will expire between 2025 and 2042, if not utilized. The federal net operating loss carryforwards are limited to 80% of taxable income generated in a given year and carry forward indefinitely. At December 31, 2023, we had federal and state research and development tax credit carryforwards of approximately $23.3 million and $1.6 million, respectively. These carryforwards will expire between 2024 and 2043, if not utilized.
As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of $136.0 million and $138.0 million has been established at December 31, 2023 and 2022, respectively. The change in the valuation allowance for the years ended December 31, 2023 and 2022 was $1.9 million and $42.7 million, respectively. We recorded income tax expense of $2.2 million and $0.1 million for the years ended December 31, 2023 and 2022, respectively.

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2023. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	(in thousands)
Revenues:
Software products and services	$68,655	$28,904	$29,352	$32,213	$47,819	$24,667	$30,011	$33,081
Drug discovery	5,471	13,665	5,837	32,569	9,024	12,313	8,458	15,582
Total revenues	74,126	42,569	35,189	64,782	56,843	36,980	38,469	48,663
Cost of revenues:
Software products and services(1)	8,670	7,034	6,695	7,115	8,098	6,866	7,101	7,511
Drug discovery(1)	7,906	11,896	14,684	11,974	10,041	12,913	14,234	13,169
Total cost of revenues	16,576	18,930	21,379	19,089	18,139	19,779	21,335	20,680
Gross profit	57,550	23,639	13,810	45,693	38,704	17,201	17,134	27,983
Operating expenses:
Research and development(1)	51,487	46,833	42,705	40,741	34,542	32,885	31,123	27,822
Sales and marketing(1)	9,950	9,109	9,022	9,145	9,382	7,161	7,428	6,671
General and administrative(1)	25,734	23,890	23,216	26,308	23,318	23,318	22,056	22,133
Total operating expenses	87,171	79,832	74,943	76,194	67,242	63,364	60,607	56,626
Loss from operations	(29,621)	(56,193)	(61,133)	(30,501)	(28,538)	(46,163)	(43,473)	(28,643)
Other (expense) income:
(Loss) gain on equity investments	(109)	—	—	147,322	—	(3)	11,828	—
Change in fair value	(8,408)	(14,522)	40,654	35,737	(1,493)	5,273	(15,700)	(6,164)
Other income (expense)	6,626	5,804	4,326	2,937	2,687	1,231	(296)	328
Total other (expense) income	(1,891)	(8,718)	44,980	185,996	1,194	6,501	(4,168)	(5,836)
(Loss) income before income taxes	(31,512)	(64,911)	(16,153)	155,495	(27,344)	(39,662)	(47,641)	(34,479)
Income tax (benefit) expense	(842)	(2,887)	(20,431)	26,359	(136)	194	33	(28)
Net (loss) income	(30,670)	(62,024)	4,278	129,136	(27,208)	(39,856)	(47,674)	(34,451)
Net (loss) income attributable to noncontrolling interest	—	—	—	—	(1)	(3)	12	(11)
Net (loss) income attributable to Schrödinger stockholders	$(30,670)	$(62,024)	$4,278	$129,136	$(27,207)	$(39,853)	$(47,686)	$(34,440)
(1)Includes stock-based compensation as indicated in the table located further below.

Revenues:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	(in thousands)
Revenues:
Software
On-premise software	$53,947	$13,806	$16,814	$19,944	$33,627	$12,579	$16,595	$21,686
Hosted software	6,016	5,463	4,451	4,451	4,125	3,914	3,596	3,255
Software maintenance	5,687	5,752	5,877	5,750	5,255	5,063	4,952	4,726
Professional services	3,005	2,083	2,210	2,068	4,812	3,111	3,868	3,414
Revenue from contracts with customers	68,655	27,104	29,352	32,213	47,819	24,667	29,011	33,081
Software contribution	—	1,800	—	—	—	—	1,000	—
Total software products and services revenue	68,655	28,904	29,352	32,213	47,819	24,667	30,011	33,081
Drug discovery
Drug discovery services	4,955	12,730	5,232	31,803	8,450	11,717	8,019	15,241
Drug discovery contribution	516	935	605	766	574	596	439	341
Total drug discovery revenue	5,471	13,665	5,837	32,569	9,024	12,313	8,458	15,582
Total revenues	$74,126	$42,569	$35,189	$64,782	$56,843	$36,980	$38,469	$48,663
Deferred Revenue:

	As of
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	(in thousands)
Deferred revenue	$65,274	$55,415	$62,294	$71,926	$83,529	$65,897	$67,545	$78,353
Gross Margin:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
Software products and services gross margin	87%	76%	77%	78%	83%	72%	76%	77%
Stock-Based Compensation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	(in thousands)
Stock-based compensation:
Cost of revenues:
Software products and services	$671	$654	$625	$600	$580	$596	$584	$485
Drug discovery	$585	$580	$765	$699	$626	$764	$944	$803
Research and development	$4,070	$4,101	$3,807	$3,514	$3,231	$3,026	$2,977	$2,582
Sales and marketing	$935	$914	$941	$851	$867	$728	$699	$524
General and administrative	$6,272	$6,405	$5,635	$5,217	$4,902	$4,750	$5,223	$4,740
Total stock-based compensation expense	$12,533	$12,654	$11,773	$10,881	$10,206	$9,864	$10,427	$9,134

Depreciation and Amortization:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023	2022	2022	2022	2022
	(in thousands)
Depreciation and amortization:
Cost of revenues:
Software products and services	$124	$109	$101	$112	$113	$106	$118	$99
Drug discovery	$83	$110	$130	$116	$97	$117	$127	$112
Research and development	$710	$591	$525	$518	$425	$384	$351	$308
Sales and marketing	$151	$172	$141	$140	$114	$101	$118	$79
General and administrative	$286	$291	$268	$874	$393	$399	$412	$371
Total depreciation and amortization expense	$1,354	$1,273	$1,165	$1,760	$1,142	$1,107	$1,126	$969
Quarterly Revenue Trends
On-premise software revenue is subject to seasonality that generally favors the first and fourth quarter of each year, primarily due to the timing of customer renewals for on-premise software arrangements, for which revenue is recognized at a single point in time. Hosted software revenue grew more steadily over the periods presented, as existing customers and new customers increased their spend on hosted solutions, for which revenue is recognized ratably over the term of the contract. As a result, a portion of the software products and services revenue we reported in each period was attributable to sales we made in prior periods. Software maintenance revenue is related to on-premise software sales and also is recognized ratably over the term of the underlying agreement. Therefore, increases or decreases in customer sales, customer expansion, or renewals in a period may not be immediately reflected in revenue for the period. Our professional services arrangements are typically project-based and, therefore, fluctuated based on individual customer needs and ongoing project support. Drug discovery revenue fluctuated from period to period based on the achievement of specific collaboration milestones, as well as advancements of collaborative services.
Milestone payments typically increase in magnitude as a program advances.
Quarterly Deferred Revenue Trends
Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy, as well as the unearned portion of unbilled collaboration milestones that are deemed probable in advance of actual achievement. Deferred revenue balances have fluctuated based on the measurement of progress toward completion for service projects, the timing of sales, shifts in product mix, and fluctuations to the number and size of milestones that were deemed probable in advance of actual achievement.
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
Segment Information
The following tables summarize segment information for the years ended December 31, 2023 and 2022. See Note 16 – Segment Reporting in our audited consolidated financial statements for additional information regarding our segments.
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
Certain cost items are not allocated to our reportable segments. These cost items primarily consist of non-drug discovery program related compensation and general operational expenses associated with our research and development, sales and marketing, and general and administrative activities. These costs are incurred by both segments and, due to the integrated nature of our software and drug discovery segments, any allocation methodology would be arbitrary and provide no meaningful analysis. Additionally, we report assets on a consolidated basis and do not allocate assets to our reportable segments for purposes of assessing segment performance or allocating resources.

	Year Ended December 31,
	2023	2022
	(in thousands)
Segment revenues:
Software	$159,124	$135,578
Drug discovery	57,542	45,377
Total segment revenues	$216,666	$180,955
Segment gross profit:
Software	$129,610	$106,002
Drug discovery	11,082	(4,980)
Total segment gross profit	$140,692	$101,022
Unallocated (expense) income:
Research and development	(181,766)	(126,372)
Sales and marketing	(37,226)	(30,642)
General and administrative	(99,148)	(90,825)
Gain on equity investment	147,213	11,825
Change in fair value	53,461	(18,084)
Other income	19,693	3,950
Income taxes	(2,199)	(63)
Consolidated net income (loss)	$40,720	$(149,189)
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $338.4 million.
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
On March 4, 2021, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale. As of December 31, 2023, no securities had been sold under the Form S-3.
In May 2023, we entered into a sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million, through Leerink Partners. During the three months ended December 31, 2023, no shares of common stock were sold under the ATM and as of December 31, 2023, we had $250.0 million of common stock remaining available for sale under the ATM.
As of December 31, 2023, we had cash, cash equivalents, restricted cash, and marketable securities of $468.8 million.
We believe our existing cash, cash equivalents, and marketable securities as of December 31, 2023 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
We plan to utilize the existing cash, cash equivalents, and marketable securities on hand primarily to fund our software and drug discovery activities. With respect to our proprietary drug discovery programs, as part of our strategy we may choose to advance them into preclinical and clinical development ourselves, enter into collaborations to co-develop them with leading industry partners, or out-license them to maximize their clinical and commercial opportunities.
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
Our contractual obligations as of December 31, 2023 include lease obligations of $195.5 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $145.4 million, Cambridge, Massachusetts for $16.4 million and Framingham, Massachusetts for $11.3 million, which expire in December 2037, June 2032 and March 2033, respectively. In December 2022, we entered into an agreement with a third-party to establish an exclusive integrated drug discovery dedicated facility in Hyderabad, India. The agreement contains a minimum payment obligation, which totals $21.8 million over five years after the date of first occupancy. In addition, see Note 7 – Commitments and Contingencies to our consolidated financial statements appearing in Item 8 of this Annual Report for more information relating to our operating lease obligations.
In December 2020, we entered into a five-year agreement with a third-party cloud provider for compute power. The agreement contains a minimum payment obligation, which totals $60 million over the five years after the date we entered into the agreement. There is no annual commitment.

We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements. See Note 2 - Significant Accounting Policies to our audited consolidated financial statements appearing in Item 8 of this Annual Report for more information relating to our royalty obligations.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(136,733)	$(119,683)
Net cash provided by investing activities	193,034	90,023
Net cash provided by financing activities	9,048	2,110
Net increase (decrease) in cash and cash equivalents and restricted cash	$65,349	$(27,550)
Operating activities
During the year ended December 31, 2023, operating activities used approximately $136.7 million in cash, due to a $147.2 million gain from equity investments, of which the cash received is included in investing activities, $53.5 million of non-cash gain on changes in fair value, $22.4 million in changes in our operating assets and liabilities, and $2.1 million of non-cash operating expenses. These items are offset by a net income of $40.7 million, including depreciation and investment accretion costs and $47.8 million in stock-based compensation.
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
Investing activities
During the year ended December 31, 2023, investing activities provided approximately $193.0 million of cash, consisting of $147.2 million cash distributions received, on account of our equity investment in Nimbus, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and $63.3 million provided by marketable securities, net of purchases. These items are partially offset by $13.4 million in cash used for purchases of property and equipment, $4.1 million used for purchases of equity investments in Structure Therapeutics.
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
Financing activities
During the year ended December 31, 2023, financing activities provided approximately $9.0 million of cash, primarily attributable to proceeds from stock option exercises.

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
Revenue
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or Topic 606, except for contracts that are within the scope of other standards, such as contribution grants and certain collaboration arrangements. In accordance with Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation.
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
At the inception of each arrangement that includes research, development, or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on an SSP basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which may affect license, collaboration, and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a risk that we may not earn all of the milestone payments from each of our collaborators. We recognized $27.7 million and $14.7 million from drug discovery milestones for the years ended December 31, 2023 and 2022, respectively.
Software performance obligations and transaction price allocation: At contract inception, we assess the goods or services promised within each contract that falls under the scope of Topic 606 to identify distinct performance obligations, which requires significant judgment based on the nature of each transaction. We allocate the transaction price to each distinct performance obligation on an SSP basis. We determine the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. We typically have more than one SSP for individual performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, we may use information such as the size and geographic region of the customer in determining the SSP. We may also estimate SSP based on management judgment by considering available data such as internal cost and margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. We establish SSP ranges for our products and services and reassesses them periodically. The determination of SSP required significant management judgment.
Collaboration agreement transaction price allocation and measurement of progress: At the inception of each arrangement, we utilize judgment to assess the nature of the performance obligations to determine whether they are distinct or a single combined performance obligation. We allocate the transaction price to each performance obligation based on the relative SSP of each performance obligation at inception, which will be determined based on each performance obligation’s estimated SSP. We determine the SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant judgment is used to determine the inputs for total costs to perform the research activities, which may include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed by third-parties to complete the research plan. Revenue is recognized on a proportional performance basis over the period of service, using input-based measurements to estimate the performance. Changes to these assumptions may have a material effect on the amount and timing of revenue recognized. We recognized revenue of $52.2 million and $24.3 million related to collaboration agreements with proportional performance measurement for the years ended December 31, 2023 and 2022, respectively.
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
We are also exposed to market risk related to changes in foreign currency exchange rates. We maintain bank accounts denominated in Japanese yen, British pound sterling, Indian rupee, European Union euro, and Korean Republic won to accommodate deposits of amounts due from certain customers. We also contract with certain vendors that are located outside of the United States whose invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. Our hedging activity related to our foreign currency exchange rate risk is immaterial. Our cash balances and outstanding vendor invoices denominated in foreign currencies were not material as of December 31, 2023 and 2022, and our market risk associated with foreign currency exchange rates was deemed insignificant. An immediate 10% change in foreign exchange rates would not have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Schrödinger, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Schrödinger, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Identification of performance obligations in complex or unusual revenue arrangements
As discussed in Note 3(a) to the consolidated financial statements, the Company reported on-premise software revenue of $104,511 thousand and hosted software revenue of $20,381 thousand for the year ended December 31, 2023. As discussed in Note 3(d), the Company’s contracts with customers often include promises to transfer multiple software products and services, including training, professional services, technical support services, and rights to unspecified updates. At contract inception, the Company assesses the products and services promised within each contract to determine distinct performance obligations that should be accounted for separately.
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
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Schrödinger, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Schrödinger, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Portland, Oregon
February 28, 2024

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

Assets	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$155,315	$90,474
Restricted cash	5,751	5,243
Marketable securities	307,688	360,613
Accounts receivable, net of allowance for doubtful accounts of $220 and $125	65,992	55,953
Unbilled and other receivables, net for allowance for unbilled receivables of $100 and $100	23,124	13,137
Prepaid expenses	9,926	8,569
Total current assets	567,796	533,989
Property and equipment, net	23,325	14,244
Equity investments	83,251	25,683
Goodwill	4,791	4,791
Intangible assets, net	—	587
Right of use assets - operating leases	117,778	105,982
Other assets	6,014	3,311
Total assets	$802,955	$688,587
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,815	$9,470
Accrued payroll, taxes, and benefits	31,763	24,882
Deferred revenue	56,231	57,931
Lease liabilities - operating leases	16,868	11,006
Other accrued liabilities	11,996	5,510
Total current liabilities	133,673	108,799
Deferred revenue, long-term	9,043	25,598
Lease liabilities - operating leases, long-term	111,014	105,485
Other liabilities, long-term	667	800
Total liabilities	254,397	240,682
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 62,977,316 and 62,163,739 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	630	622
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	92	92
Additional paid-in capital	885,973	828,700
Accumulated deficit	(338,418)	(379,138)
Accumulated other comprehensive loss	281	(2,382)
Total stockholders’ equity of Schrödinger stockholders	548,558	447,894
Noncontrolling interest	—	11
Total stockholders’ equity	548,558	447,905
Total liabilities and stockholders’ equity	$802,955	$688,587
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Software products and services	$159,124	$135,578	$113,236
Drug discovery	57,542	45,377	24,695
Total revenues	216,666	180,955	137,931
Cost of revenues:
Software products and services	29,514	29,576	26,495
Drug discovery	46,460	50,357	45,816
Total cost of revenues	75,974	79,933	72,311
Gross profit	140,692	101,022	65,620
Operating expenses:
Research and development	181,766	126,372	90,904
Sales and marketing	37,226	30,642	22,150
General and administrative	99,148	90,825	64,009
Total operating expenses	318,140	247,839	177,063
Loss from operations	(177,448)	(146,817)	(111,443)
Other income (expense):
Gain (loss) on equity investments	147,213	11,825	(1,781)
Change in fair value	53,461	(18,084)	11,359
Other income	19,693	3,950	1,057
Total other income (expense)	220,367	(2,309)	10,635
Income (loss) before income taxes	42,919	(149,126)	(100,808)
Income tax expense	2,199	63	411
Net income (loss)	40,720	(149,189)	(101,219)
Net income (loss) attributable to noncontrolling interest	—	(3)	(826)
Net income (loss) attributable to Schrödinger common and limited common stockholders	$40,720	$(149,186)	$(100,393)
Net income (loss) per share attributable to Schrödinger common and limited common stockholders, basic:	$0.57	$(2.10)	$(1.42)
Weighted average shares used to compute net income (loss) per share attributable to Schrödinger common and limited common stockholders, basic:	71,776,301	71,173,419	70,594,950
Net income (loss) per share attributable to Schrödinger common and limited common stockholders, diluted:	$0.54	$(2.10)	$(1.42)
Weighted average shares used to compute net income (loss) per share attributable to Schrödinger common and limited common stockholders, diluted:	74,986,816	71,173,419	70,594,950
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Schrödinger common and limited common stockholders	$40,720	$(149,186)	$(100,393)
Changes in market value of investments, net of tax:
Unrealized gain (loss) on marketable securities	2,663	(1,731)	(968)
Comprehensive income (loss)	$43,383	$(150,917)	$(101,361)
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Non controlling	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	income (loss)	interest	equity
Balance at December 31, 2020	60,713,534	$607	9,164,193	$92	$752,558	$(129,559)	$317	$4	$624,019
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(968)	—	(968)
Issuances of common stock upon stock option exercises	1,120,981	11	—	—	7,916	—	—	—	7,927
Stock-based compensation	—	—	—	—	26,490	—	—	—	26,490
Contributions by non-controlling interest	—	—	—	—			—	836	836
Net loss	—	—	—	—	—	(100,393)	—	(826)	(101,219)
Balance at December 31, 2021	61,834,515	618	9,164,193	92	786,964	(229,952)	(651)	14	557,085
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(1,731)	—	(1,731)
Issuances of common stock upon stock option exercises	329,224	4	—	—	2,106	—	—	—	2,110
Stock-based compensation	—	—	—	—	39,630	—	—	—	39,630
Net loss	—	—	—	—	—	(149,186)	—	(3)	(149,189)
Balance at December 31, 2022	62,163,739	622	9,164,193	92	828,700	(379,138)	(2,382)	11	447,905
Change in unrealized gain on marketable securities							2,663		2,663
Reclassification of non-controlling interest								(11)	(11)
Issuances of common stock upon stock option exercises	800,336	8	—	—	9,432	—	—	—	9,440
Issuance of common stock upon vesting of restricted stock units	13,241	—	—	—	—	—	—		—
Stock-based compensation	—	—	—	—	47,841	—	—	—	47,841
Net income	—	—	—	—	—	40,720	—	—	40,720
Balance at December 31, 2023	62,977,316	$630	9,164,193	$92	$885,973	$(338,418)	$281	$—	$548,558
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$40,720	$(149,189)	$(101,219)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on equity investments	(147,213)	(11,825)	1,781
Noncash revenue from equity investments	—	—	(107)
Fair value adjustments	(53,461)	18,084	(11,359)
Depreciation and amortization	5,552	4,344	2,847
Stock-based compensation	47,841	39,630	26,490
Noncash research and development expenses	—	—	811
Noncash investment (accretion) amortization	(7,761)	629	5,270
Loss on disposal of property and equipment	142	19	140
(Increase) decrease in assets, net of acquisition:
Accounts receivable, net	(10,039)	(23,697)	(321)
Unbilled and other receivables	(9,987)	(4,253)	(5,187)
Reduction in the carrying amount of right of use assets - operating leases	7,766	7,287	5,799
Prepaid expenses and other assets	(8,462)	(7,067)	(1,121)
Increase (decrease) in liabilities, net of acquisition:
Accounts payable	7,321	1,179	(411)
Accrued payroll, taxes, and benefits	6,881	6,477	6,405
Deferred revenue	(18,256)	(1,903)	(1,028)
Lease liabilities - operating leases	(3,694)	1,900	(2,949)
Other accrued liabilities	5,917	(1,298)	3,490
Net cash used in operating activities	(136,733)	(119,683)	(70,669)
Cash flows from investing activities:
Purchases of property and equipment	(13,403)	(8,014)	(7,167)
Purchases of equity investments	(4,125)	(600)	(3,700)
Distribution from equity investment	147,213	11,825	375
Proceeds from sale of equity investments	—	—	15,735
Acquisition, net of acquired cash	—	(6,427)	—
Purchases of marketable securities	(320,624)	(271,472)	(414,802)
Proceeds from maturity of marketable securities	383,973	364,711	392,747
Net cash provided by (used in) investing activities	193,034	90,023	(16,812)
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	9,440	2,110	7,927
Payment of offering costs	(373)	—	—
Principal payments on finance leases	(19)	—	—
Contribution by noncontrolling interest	—	—	25
Net cash provided by financing activities	9,048	2,110	7,952
Net increase (decrease) in cash and cash equivalents and restricted cash	65,349	(27,550)	(79,529)
Cash and cash equivalents and restricted cash, beginning of year	95,717	123,267	202,796
Cash and cash equivalents and restricted cash, end of year	$161,066	$95,717	$123,267

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$2,828	$787	$448
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	192	169	705
Purchases of property and equipment in accrued liabilities	457	293	—
Acquisition of right of use assets - operating leases, contingency resolution	514	1,513	—
Acquisition of right of use assets - operating leases	15,085	34,763	71,054
Acquisition of lease liabilities - operating leases	15,085	34,430	71,054
Acquisition of right of use assets in exchange for lease liabilities - finance leases	279	—	—
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2023, 2022, and 2021
(in thousands, except for share and per share amounts and note 3(c))
(1)    Description of Business
Schrödinger, Inc. (the “Company”) has developed a differentiated, physics-based computational platform that enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. The Company's software platform is licensed by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. The Company is also applying its computational platform to advance a broad pipeline of drug discovery programs in collaboration with leading biopharmaceutical companies. In addition, the Company uses its computational platform to discover novel molecules for its pipeline of proprietary drug discovery programs, which the Company is advancing through preclinical and clinical development.
(2)    Significant Accounting Policies
(a)    Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet adopted ASU 2023-07 and is still evaluating the impact of the adoption on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which requires public business entities to disclose specific categories in the tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, on a prospective basis, with early adoption permitted. The Company has not yet adopted ASU 2023-09 and is still evaluating the impact of the adoption on its consolidated financial statements.
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
(d)    Cash and Cash Equivalents and Marketable Securities and Restricted Cash
Included in cash and cash equivalents were cash equivalents of $85,497 and $78,066 as of December 31, 2023 and 2022, respectively, which consisted of money market funds and certificates of deposit, and are stated at cost, which approximates market value. The Company classifies all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company classifies all marketable securities, which consist of fixed income securities, as available for sale securities.
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
(e)    Accounts Receivable
Accounts receivable are stated at original invoice amount less an allowance for doubtful accounts. Management estimates the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Account balances are considered delinquent if payment is not received by the due date. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off is recorded when received. Changes in the balance of accounts deemed uncollectible were deemed immaterial as of December 31, 2023 and 2022. Interest is not charged on accounts receivable.
(f)    Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.
(g)    Property and Equipment
Property and equipment are stated at cost. The Company did not capitalize any interest during 2023 and 2022. Maintenance and repairs are expensed as incurred.
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
Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount more likely than not exceeds the fair value. The Company has the option to qualitatively or quantitatively assess its goodwill for impairment.
The Company tests its goodwill for impairment on October 1 of each year. In 2023, the Company evaluated its goodwill using a qualitative process. If the qualitative factors determine that it is more likely than not that the fair value exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, the Company would further evaluate for potential impairment. The Company has deemed its goodwill not impaired for the year ended December 31, 2023.
(i)    Accounting for the Impairment of Long‑Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, depending on the nature of the asset. No impairment was identified for the years ended December 31, 2023, 2022, and 2021.
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
As of December 31, 2023, two customers accounted for 15% and 11% of total accounts receivable, respectively. As of December 31, 2022, one customer accounted for 26% of total accounts receivable. As of December 31, 2023, two customers accounted for 42% and 22% of total contract assets, respectively. As of December 31, 2022, two customers accounted for 23% and 17% of total contract assets, respectively. For the year ended December 31, 2023, two customers accounted for 26% and 11% of total revenues, respectively. For the year ended December 31, 2022, one customer accounted for 16% of total revenues. For the year ended December 31, 2021, one customer accounted for more than 14% of total revenues.
(l)    Royalties
Royalties represent a component of cost of revenues and consist of royalties paid to owners of intellectual property used in or bundled with the Company’s software. Generally, royalties are incurred and recorded at the time a customer enters into a binding purchase agreement, although some royalty agreements are based instead on cash collections. Royalty expense was $13,349, $9,191, and 9,826 for the years ended December 31, 2023, 2022, and 2021, respectively.
(m)    Software Development Costs
Costs to develop new software products and substantial enhancements to existing software products are expensed as incurred. Historically, the Company has not capitalized any software development costs because the software development process was essentially completed concurrent with the establishment of technological feasibility.
(n)    Research and Development and Advertising
Research and development and advertising costs are expensed as incurred. The Company did not incur any significant advertising costs in 2023, 2022, and 2021.
(o)    Stock‑Based Compensation
The Company calculates stock‑based compensation expense utilizing fair value–based methodologies and recognizes expense over the vesting period of such awards. For performance-based restricted stock units, the Company records stock-based compensation expense with a cumulative catch-up at the time when performance conditions are considered probable of achievement, and on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.

(p)    Commissions
Commissions represent a component of sales and marketing expense and consist of the variable compensation paid to the Company’s sales representatives. Generally, sales commissions are earned and recorded as expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales representatives are recoverable only in the case that the Company cannot collect against any invoiced fee associated with a sales order. Commission expense was $1,636, $2,291, and $1,829 in 2023, 2022, and 2021, respectively.
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
(r)    Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and changes in equity related to changes in unrealized gains or losses on marketable securities.
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
Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with Accounting Standards Codification ("ASC") Topic 323, Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost less impairment, in accordance with ASC Topic 321 ("Topic 321"), Equity Securities.
For further information regarding the Company’s equity investments, see Note 6, Fair Value Measurements and Note 13, Equity Investments.
(t)    Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Year Ended December 31,
	2023	2022	2021
Software products and services – point in time	49.1%	47.3%	55.5%
Software products and services – over time	24.3	27.6	26.6
Drug Discovery – point in time	12.7	8.8	3.3
Drug Discovery – over time	13.9	16.3	14.6
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
On-premise software. The Company’s on-premise software license arrangements grant customers the right to use its software on their own in-house servers or their own cloud instances for a specified term, typically for one year, though in recent years, the Company has entered into a small number of large multi-year on-premise software license agreements. The Company recognizes revenue for on-premise software license fees upfront, either upon transfer of control of the license or the effective date of the agreement, whichever is later. In instances where the timing of delivery differs from the timing of invoicing, the Company considers whether a significant financing component exists. The Company has elected the practical expedient to not assess for significant financing where the term is less than one year. The Company’s updates and upgrades are not integral to maintaining the utility of the software licenses. Payments typically are received upfront or annually.
Hosted software. Hosted software revenue consists primarily of fees to provide the Company’s customers with hosted licenses, which allows these customers to access the Company's cloud-based software solution on their own hardware without taking control of the licenses, and is recognized ratably over the term of the arrangement, which is typically one year, though in recent years, the Company has entered into a small number of large multi-year hosted software license agreements. When a customer enters into a hosted arrangement for which revenue is recognized over time, the amount paid upfront that is not recognized in the current period is included in deferred revenue in the Company's statement of financial position until the period in which it is recognized.
Software maintenance. Software maintenance includes technical support, updates, and upgrades related to the Company's on-premise software licenses. Software maintenance revenue is recognized ratably over the term of the arrangement. Software maintenance activities are performed in connection with the use of the Company's on-premise software, and may fluctuate from period to period.

Professional services. Professional services include training, technical setup, installation or assisting customers with modeling services, where the Company uses its software to perform tasks such as virtual screening on behalf of the Company’s customers. These services are generally not related to the core functionality of the Company’s software and are recognized as revenue when resources are consumed. Since each professional services agreement represents a unique, ad hoc engagement, professional services revenue may fluctuate from period to period.
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC originally entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized annually from June 2020 through June 2022 and upon extension of the agreement in August 2023, when invoiced, in accordance with ASC Topic 958, Not-for-Profit Entities as the agreement is not an exchange transaction.
The agreement with Gates Ventures, LLC initially covered the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry into the agreement and $1,000 upon each of the first and second anniversary of the agreement. During the period ended September 30, 2023, the agreement was extended through August 13, 2026 and provides for total additional consideration of up to $6,000. The Company recognized revenue of $1,800 upon extension of the agreement. As of December 31, 2023, the Company had no deferred revenue balance related to this agreement. As of December 31, 2023 and 2022, the Company had no accounts receivable related to this agreement.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Year Ended December 31,
	2023	2022	2021
On-premise software	$104,511	$84,487	$74,598
Hosted software	20,381	14,890	11,076
Software maintenance	23,066	19,996	17,294
Professional services	9,366	15,205	9,268
Revenue from contracts with customers	157,324	134,578	112,236
Software contribution	1,800	1,000	1,000
Total software revenue	$159,124	$135,578	$113,236
(b)    Drug Discovery
Drug discovery services. Revenue from drug discovery and collaboration services contracts is recognized either over time or at a point in time, typically by using costs incurred, hours expended to measure progress, or based on the achievement of milestones. Payments for services are generally due upfront at the start of a contract, upon achieving milestones stated in a contract, or upon consumption of resources. Services may at times include variable consideration, and the Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable to be achieved. Upon removal of the constraint on variable consideration, revenue may be recognized at a point in time or over time by applying the allocation guidance of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606").
As of December 31, 2023, 2022, and 2021, milestones not yet achieved that were determined to be probable of achievement totaled $350, $4,000, and $2,250, respectively, and $350, $3,939, and $2,250 of those milestones were recognized as revenue for the years ended December 31, 2023, 2022, and 2021, respectively.

Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill and Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that expires in October 2025. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of December 31, 2023 and 2022, the Company had deferred revenue balances related to these agreements of $1,581 and $1,718, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Year Ended December 31,
	2023	2022	2021
Drug discovery services revenue from contracts with customers	$54,720	$43,427	$24,584
Drug discovery contribution	2,822	1,950	111
Total drug discovery revenue	$57,542	$45,377	$24,695
(c)    Collaboration and License Agreement
On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS have agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1/KRAS, which were two of the Company’s proprietary programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to the Company. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to the Company, which increased revenue recognition in the third quarter of 2022 due to the accelerated completion of the Company's obligations related to the program. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. In September 2023, BMS elected not to proceed with further development of two related oncology programs and all rights to these programs reverted to the Company, which increased revenue recognition in the third quarter of 2023 due to the accelerated completion of the Company's obligations related to those programs.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront fee payment of $55.0 million in November 2020 and an additional upfront payment in December 2022. The Company also is eligible to receive up to $1.5 billion in total milestone payments across the potential currently targets subject to the collaboration, consisting of: a) up to $585.0 million in milestone payments per oncology target, consisting of $360.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones; and b) up to $489.0 million in milestone payments per neurology and immunology target, consisting of $264.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of December 31, 2023, the Company has recognized $25.0 million in revenue related to milestones under this agreement.
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
During the years ended December 31, 2023, 2022, and 2021, the Company recognized $43.2 million, $22.1 million, and $13.7 million of revenue, respectively, associated with the agreement based on the research activities performed and milestones achieved. As of December 31, 2023 and 2022, there was $7.3 million and $25.5 million of deferred revenue related to the agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed. There were no outstanding receivables for this collaboration as of December 31, 2023.
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
Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a standalone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not sell the license, product, or service separately, the Company determines the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. The Company typically has more than one SSP for individual performance obligations due to the stratification of those items by volume of sales, classes of customers and other relevant circumstances. In these instances, the Company may use information such as the size and geographic region of the customer in determining the SSP. Professional service revenue is recognized as costs and hours are incurred, and judgment is required in estimating both the project status and the costs incurred or hours expended.
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
Contract balances were as follows:

	As of December 31, 2023	As of December 31, 2022
Contract assets	$21,107	$11,378
Deferred revenue, short-term:
Software products and services	44,218	37,085
Drug discovery	12,013	20,846
Deferred revenue, long-term:
Software products and services	2,407	2,526
Drug discovery	6,636	23,072
For the years ended December 31, 2023 and 2022, the Company recognized $64,120 and $60,039 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 86% of its December 31, 2023 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $36,357 as of December 31, 2023.

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
(4)    Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2023	2022
Computers and equipment	$22,122	$20,387
Leasehold improvements	3,787	2,229
Furniture and fixtures	6,230	5,665
Lab equipment	8,757	76
Right of use asset - finance leases	579	—
	41,475	28,357
Less accumulated depreciation	(18,150)	(14,113)
	$23,325	$14,244
Depreciation expense for 2023, 2022, and 2021 was $4,965, $3,831, and $2,847, respectively, and is included within cost of revenues and research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations.
(5)    Business Acquisition
On January 14, 2022, the Company used cash on hand to acquire all outstanding shares of XTAL BioStructures, Inc. (“XTAL”), a company that provides structural biology services, including biophysical methods, protein production and purification, and X-ray crystallography. The transaction qualified as a business combination for accounting purposes, which involves application of the acquisition method described in ASC 805, Business Combinations ("Topic 805"). The cash purchase price was approximately $7,429 which included $6,427 in upfront purchase price, net of cash acquired. The acquisition of XTAL enables the Company to pursue scientific advancements in the field of structural biology, augment its ability to produce high quality target structures for its proprietary drug discovery programs, and expand its offerings to include an advanced and differentiated service that provides customers access to protein structures that have been computationally validated and are ready for structure-based virtual screening and lead optimization, giving rise to expected benefits supporting the amount of acquired goodwill.
The following table summarizes the fair values of the assets acquired and liabilities assumed by the Company as of the January 14, 2022 acquisition date. The business combination accounting under Topic 805 was finalized for this acquisition during the three months ended June 30, 2022, with no changes to the provisional amounts disclosed for the three months ended March 31, 2022. The Company elected to use both practical expedients provided by ASU No. 2021-08 for the valuation of contract assets and contract liabilities from contracts with customers, with no material impact to the consolidated financial statements.

Cash	$1,002
Accounts receivable	588
Other current assets	95
Property, plant and equipment	297
Intangible assets	1,100
Goodwill	4,791
Total assets acquired	7,873
Current liabilities	209
Deferred tax liability	235
Total liabilities assumed	444
Net assets acquired	$7,429
The following table summarizes the purchase price allocation to the identifiable intangible assets and their estimated useful lives as of the January 14, 2022 acquisition date. All intangibles have been fully amortized as of December 31, 2023:

	Amount	Useful Life (years)
Backlog	$270	1
Customer relationships	710	5
Tradename/Trademark	120	1
	$1,100
The results of operations for XTAL beginning as of the January 14, 2022 acquisition date are included in these consolidated financial statements. For the fiscal year ended December 31, 2022, the amount of revenues and net income of XTAL were not material to the consolidated financial statements taken as a whole. Because the pro forma results of operations of the Company for the periods presented in these consolidated financial statements would not be materially different as a result of the acquisition, such information is not presented. The costs incurred to acquire XTAL were not material and have been fully expensed and are included in general and administrative expenses in the consolidated statements of operations. Amortization of intangibles was $587 and $513 in general and administrative expenses as of December 31, 2023 and 2022, respectively.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of December 31, 2023 and 2022. The following table presents information about the Company’s assets measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$161,066	$—	$—	$161,066
Marketable securities	—	307,688	—	307,688
Equity investments	79,623	—	1,928	81,551
Total	$240,689	$307,688	$1,928	$550,305
The following table presents information about the Company’s assets measured at fair value as of December 31, 2022:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$95,717	$—	$—	$95,717
Marketable securities	—	360,613	—	360,613
Equity investments	22,335	—	1,629	23,964
Total	$118,052	$360,613	$1,629	$480,294
The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2021	$1,887
Cash contributions	600
Unrealized loss	(858)
As of December 31, 2022	1,629
Realized gain	147,213
Cash distributions	(147,213)
Transfer to Level 1	(1,629)
Unrealized gain	1,928
As of December 31, 2023	$1,928

The fair value of the Company’s investment in Nimbus Therapeutics, LLC (“Nimbus”), classified as Level 3 in the fair value hierarchy, was recorded as an equity method investment under ASC Topic 323, Investments - Equity Method and Joint Ventures, using the hypothetical liquidated book value method (“HLBV method”) through June 30, 2023, as further described in Note 13, Equity Investments. Significant unobservable inputs used to determine Nimbus’ fair value under the HLBV method were the entity's annual financial statements and the Company’s liquidation preference. During the year ended December 31, 2023, the Company recorded a gain of $147,213 on account of its equity position in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858. On February 13, 2023, the Company reported receipt of a $111,328 cash distribution from Nimbus related to the sale. On April 6, 2023, the Company reported receipt of a $35,789 cash distribution from Nimbus related to the sale. On November 9, 2023, the Company reported receipt of a $96 cash distribution from Nimbus related to the sale. The realized gain on Level 3 investment during the year ended December 31, 2023 relates to these cash distributions from Nimbus. Following the dilution of the Company's investment in Nimbus during the three months ended September 30, 2023, the fair value of the Company's investment is recorded under ASC Topic 321 as a non-marketable equity security as the Company no longer exercises significant influence over Nimbus. This change in accounting method resulted in an unrealized gain of $1,928.
During the three months ended March 31, 2023, the Company recorded a transfer of $1,629 from a Level 3 investment to a Level 1 investment due to the completion of Structure Therapeutics Inc.'s, ("Structure Therapeutics"), initial public offering ("IPO"). The Company's investment in Structure Therapeutics was previously recorded using the HLBV method. Following the completion of Structure Therapeutics' IPO, the Company's investment in Structure Therapeutics is recorded under Topic 321 because there is an observable price of the investment. During the year ended December 31, 2022 there were no transfers between Level 1, Level 2 and Level 3 investments.
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the consolidated statements of operations. Realized gains arising from distributions receivable from the Company's equity investments are classified within gain on equity investments in the consolidated statements of operations.
For further information regarding the Company’s equity investments, see Note 13, Equity Investments.
(7)    Commitments and Contingencies
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of December 31, 2023, the remaining weighted average lease term for operating and finance leases was 12 years.
During the year ended December 31, 2023, operating lease right of use (“ROU”) assets increased by $15,173 due to the accounting commencement of five new leases and by $4,388 due to contingency resolutions associated with office leases. During the same period, operating lease liabilities increased by $15,085 due the accounting commencement of the new leases. During the year ended December 31, 2023, finance lease right of use assets increased by $579 and finance lease liabilities increased by $279 due to the accounting commencement of an equipment lease for the Company's Framingham, Massachusetts lab.

Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the year ended December 31, 2023. Additional details of the Company’s operating and finance leases are presented in the following table:

	Year Ended December 31,
	2023	2022	2021
Lease costs	$16,769	$11,999	$7,627
Cash paid for leases	12,263	3,275	4,561
Maturities of operating and finance lease liabilities as of December 31, 2023 under noncancelable operating leases were as follows:

Year ending December 31:
2024	$17,537
2025	17,595
2026	17,280
2027	16,097
2028	14,984
Thereafter	112,034
Total future minimum lease payments	195,527
Less: imputed interest	(67,377)
Present value of future minimum lease payments	128,150
Less: current portion of lease payments	(16,954)
Lease liabilities, long-term	$111,196
(b)    Legal Matters
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.
(c)    Contingencies
The Company is currently under audit with a royalty partner. As of December 31, 2023, the Company believes a contingency is probable and has accrued $2,500 related to this audit.

(8)    Income Taxes
Income tax expense is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$727	$(195)	$—
State	509	(280)	67
Foreign	963	538	344
Current income tax expense	2,199	63	411
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
Deferred income tax expense	—	—	—
Income tax expense	$2,199	$63	$411
Components of income (loss) before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2023	2022	2021
United States	$39,076	$(150,147)	$(101,341)
Foreign	3,843	1,021	1,359
Income (loss) before income taxes	$42,919	$(149,126)	$(99,982)
Reconciliation of income tax expense at the applicable statutory income tax rates to the effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	5.8	5.1	4.9
Section 162(m) limitation	1.2	(1.1)	(5.2)
Stock compensation	1.7	0.6	12.4
Return-to-provision adjustments	(3.3)	0.2	(1.7)
Research and development credit	(14.1)	3.1	6.3
Tax contingencies, net of reversals	1.4	(0.3)	(0.7)
Change in valuation allowance	(4.4)	(28.6)	(37.2)
Other	(4.2)	—	(0.2)
Effective income tax rate	5.1%	—%	(0.4)%
Income tax expense for the year ended December 31, 2023 represents our federal and certain state income tax obligations and taxes in foreign jurisdictions for which we conduct business. Income tax expense for the years ended December 31, 2022 and 2021 represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business. As of December 31, 2023, the Company has a full valuation allowance on U.S. federal and state deferred tax assets.
The total change in valuation allowance for the year ended December 31, 2023 was $1,926, which was primarily due to temporary differences for capitalized research and development expenses and share based compensation, partially offset by adjustments to equity method investments.

Tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities were as follows:

	As of December 31,
	2023	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$44,116	$67,758	$67,985
Capitalized research and development	13,224	5,511	—
Accrued expenses	71,676	43,362	10,309
Deferred revenue	5,296	6,532	10,632
Lease liabilities	32,491	28,952	18,773
Credits	21,903	18,456	14,559
Gross deferred tax assets	188,706	170,571	122,258
Less valuation allowance	(136,031)	(137,957)	(95,304)
Net deferred tax assets	52,675	32,614	26,954
Deferred income tax liabilities:
Unrealized gain on equity investments	(18,553)	(4,439)	(8,545)
Prepaid expenses	(1,554)	(1,435)	(969)
Depreciation and amortization	(32,568)	(26,740)	(17,440)
Net deferred income tax assets	$—	$—	$—
As of December 31, 2023, the Company had federal and state net operating loss (“NOL”) carryforwards of $179,076 and $98,576, respectively. The state NOL carryforwards will expire between 2025 and 2042, if not utilized. The federal NOL carryforwards are limited to 80% of taxable income generated in a given year and carry forward indefinitely. As of December 31, 2023, the Company had federal and state research and development tax credit carryforwards of $23,336 and $1,598, respectively. These carryforwards will expire between 2024 and 2043 if not utilized.
Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2023 and determined that such an ownership change occurred on March 31, 2021. There was no material impact to the financial statements due to this ownership change.
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
The Company classifies interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statement of operations. Following is a reconciliation of total gross unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
Balance, January 1	$2,142	$1,702	$1,046
Additions for tax positions taken in prior years	89	35	282
Reductions for tax positions taken in prior years	(4)	(24)	(20)
Additions for tax positions related to the current year	515	429	394
Balance, December 31	$2,742	$2,142	$1,702
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next 12 months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of December 31, 2023, the Company’s statutes of limitations are open for all federal and state years tax returns filed after the years ended December 31, 2020 and 2019, respectively. NOL and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
(9)    Stockholders’ Equity
(a)    Common Stock
As of December 31, 2023, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of December 31, 2023, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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
(c)    Preferred Stock
As of December 31, 2023, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(10)    Stock-Based Compensation
Stock Incentive Plans
As of December 31, 2023, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), the 2021 Inducement Equity Incentive Plan, as amended (the “2021 Plan”), and the 2022 Equity Incentive Plan (the “2022 Plan”) (together, the “Plans”).
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
The 2020 Plan provided for the award of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to employees, directors, consultants or advisors. As of June 15, 2022, the effective date of the 2022 Plan, no further awards will be made under the 2020 Plan. Any options or awards outstanding under the 2020 Plan are governed by the terms of the 2020 Plan.
The 2010 Plan provided for the granting of incentive stock options and nonstatutory stock options to employees, directors, consultants or advisors. As of the effective date of the 2020 Plan, no further awards will be made under the 2010 Plan. Any options or awards outstanding under the 2010 Plan are governed by the terms of the 2010 Plan.
As of December 31, 2023, there were 3,472,195 shares available for grant under the Plans. The following table presents classification of stock-based compensation expense within the consolidated statements of operations:

	Year Ended December 31,
	2023	2022	2021
Cost of sales	$5,177	$5,382	$3,858
Research and development	15,493	11,816	7,440
Sales and marketing	3,639	2,818	1,281
General and administrative	23,532	19,614	13,911
Total stock-based compensation	$47,841	$39,630	$26,490
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
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Beginning, January 1, 2023	48,800	$26.69
Granted	773,240	26.09
Vested	(13,241)	26.81
Forfeited	(34,985)	24.36
Balance, December 31, 2023	773,814	26.19
The weighted average grant date fair value for each RSU granted during the years ended December 31, 2023 and 2022 was $26.09 and $26.86, respectively.
As of December 31, 2023, there was $15,375 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3 years. During the year ended December 31, 2023, 13,241 RSUs vested. The fair value of RSUs vested during the year ended December 31, 2023 was $355. No RSUs vested during year ended December 31, 2022.
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
In February 2023, the Company awarded to certain executive officers PRSUs for a maximum of 62,693 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 41,795 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 20,898 PRSUs (based on 50% achievement of the applicable performance conditions). All PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718") in February 2023. The PRSUs granted in February 2023 are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
In August 2022, the Company awarded 90,000 PRSUs to an executive officer of which 30,150 PRSUs were considered granted under Topic 718 at the time the PRSUs were awarded. In March 2023, of the 90,000 PRSUs awarded in August 2022, an additional 45,000 PRSUs were considered granted under Topic 718. Of the 45,000 PRSUs that were considered granted in March 2023, 18,000 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and 27,000 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
Performance based restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Beginning, January 1, 2023	30,150	$28.55
Granted	86,795	22.48
Vested	—	—
Forfeited	—	—
Balance, December 31, 2023	116,945	24.05
The weighted average grant date fair value for each PRSU granted during the years ended December 31, 2023 and 2022 was $22.48 and $28.55, respectively. No PRSUs vested during the years ended December 31, 2023 and 2022.
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
During the years ended December 31, 2023, 2022, and 2021, 800,336, 329,224, and 1,120,981 options under the Plans were exercised for total proceeds of $9,440, $2,110, and $7,927, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value includes several assumptions that require management’s judgment. The expected terms of options granted to employees during the years ended December 31, 2023, 2022, and 2021 were calculated using an average of historical exercises. Estimated volatility for 2023, 2022, and 2021 incorporates a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Year Ended December 31,
	2023	2022	2021
Valuation assumptions
Expected dividend yield	—%	—%	—%
Expected volatility	66%	57%	59%
Expected term (years)	4.92	4.78	4.66
Risk-free interest rate	3.77%	2.13%	0.71%
Stock option activity was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Beginning, January 1, 2023	10,934,227	$29.56
Granted	1,487,340	27.15
Exercised	(800,336)	11.80
Forfeited	(251,444)	35.07
Expired	(95,510)	67.20
Balance, December 31, 2023	11,274,277	30.06	6.99	$154,266
Exercisable, December 31, 2023	7,279,345	27.88	6.22	$121,382
The weighted average grant date fair value per share of options granted during the years ended December 31, 2023, 2022, and 2021 was $15.79, $13.67, and $45.07, respectively. The intrinsic value of options exercised during the years ended December 31, 2023, 2022, and 2021 was $16,213, $6,548, and $71,308, respectively.
As of December 31, 2023, there was $62,992 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.10 years. The fair value of shares vested during the years ended December 31, 2023, 2022, and 2021 was $46,877, $43,559, and $19,080, respectively.
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
(12)    Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common and limited common stockholders for the years presented (in thousands, except for share and per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to Schrödinger common and limited common stockholders	$40,720	$(149,186)	$(100,393)
Denominator:
Weighted average shares used to compute net income (loss) per share attributable to Schrödinger common and limited common stockholders, basic:	71,776,301	71,173,419	70,594,950
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	3,210,515	—	—
Weighted average shares used to compute net income (loss) per share attributable to Schrödinger common and limited common stockholders, diluted:	74,986,816	71,173,419	70,594,950

Net income (loss) per share attributable to Schrödinger common and limited common stockholders, basic:	$0.57	$(2.10)	$(1.42)
Net income (loss) per share attributable to Schrödinger common and limited common stockholders, diluted:	$0.54	$(2.10)	$(1.42)
For the year ended December 31, 2023, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding.
Since the Company was in a loss position for the years ended December 31, 2022 and 2021, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2023	2022	2021
Shares subject to outstanding common stock options and unvested RSUs	6,351,996	11,013,177	7,680,341
(13)    Equity Investments
(a)    Nimbus
The Company previously provided collaboration services for Nimbus under the terms of a master services agreement executed on May 18, 2010, as amended. Collaboration agreements are separate from the transaction that resulted in equity ownership and related fees are paid in cash to the Company. Nimbus was previously recorded as an equity method investment under the HLBV method, as the entity is a limited liability company and the Company was determined to have significant influence due to the Company's collaboration with Nimbus on a number of drug discovery targets, as well as the Company's level of ownership in Nimbus. During the period ended September 30, 2023, the Company's equity ownership in Nimbus was diluted to the point that the Company no longer has significant influence over the entity. As the Company no longer has significant influence over Nimbus, after June 30, 2023, the equity investment in Nimbus is valued as a non-marketable equity security.
The carrying value of the Nimbus investment was $1,928 and zero as of December 31, 2023 and December 31, 2022, respectively. The Company has no obligation to fund Nimbus losses in excess of its investment. For the year ended December 31, 2023, the Company reported a realized gain of $147,213 on the Nimbus investment, which reflected the total cash distribution the Company was eligible to receive from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858, as well as an unrealized gain of $1,928 due to the change in accounting method. The Company reported no gains or losses on the Nimbus investment during the years ended December 2022 and 2021.
(b)    Morphic
The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.
During the year ended December 31, 2023, the Company reported a mark-to-market gain of $1,778 on the Morphic investment. During the year ended December 31, 2022, the Company reported a loss of $17,226 on the Morphic investment. During the year ended December 31, 2021, the Company reported a gain of $11,548 on the Morphic investment. As of December 31, 2023 and December 31, 2022, the carrying value of the Company’s investment in Morphic was $24,114 and $22,335, respectively.
(c)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of December 31, 2023 and December 31, 2022, the carrying value of the Company’s investment in Ajax was $1,700.
(d)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash. On February 7, 2023, Structure Therapeutics completed its IPO. Immediately upon the closing of Structure Therapeutics' IPO, all of the outstanding Series B preferred stock automatically converted into ordinary shares on a one-for-one basis. As of December 31, 2023, the Company owned 3,260,495 ordinary shares of Structure Therapeutics. The Company purchased 275,000 American Depository Shares ("ADS") at $15.00 per ADS in the IPO. Each ADS represents three ordinary shares.
Upon completion of Structure Therapeutics' IPO, the Company changed the valuation methodology used to value the Structure Therapeutics investment from an equity method investment under the HLBV method to an equity investment reported at fair value as the Company no longer exerts significant influence over Structure after the IPO. As there is a readily available market price for Structure Therapeutics' ADSs, the Company values its investment based on the closing price of Structure Therapeutics' ADSs as of the reporting date.
The carrying value of Structure Therapeutics was $55,509 and $1,629 as of December 31, 2023 and December 31, 2022, respectively. For the year ended December 31, 2023, the Company recorded a mark-to-market gain of $49,755 on the Structure Therapeutics investment. For the years ended December 31, 2022 and 2021, the Company recorded losses of $858 and $113 on the Structure Therapeutics investment under the HLBV method, respectively.
(14)    Employee Benefit Plan
The Company offers a 401(k) employee savings plan to its U.S.‑based employees. The Company made discretionary matching contributions equal to 100% of the first 4% of compensation contributed by employees for the years ended December 31, 2023, 2022, and 2021. Matching contributions during 2023, 2022, and 2021 were $4,135, $3,243, and $2,592, respectively.

(15)    Related Party Transactions
(a)    Board Member
For the years ended December 31, 2023, 2022, and 2021, the Company paid consulting fees of $420, $410, and $390, respectively, to a member of its board of directors.
(b)    Bill and Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant were $253, $387, and $1,160 for the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023, the Company had no receivables due from the Bill and Melinda Gates Foundation. As of December 31, 2022, the Company had net receivables of $20 due from the Bill & Melinda Gates Foundation.
For the years ended December 31, 2023, 2022, and 2021, the Company recognized $2,822, $1,949, and $111, respectively, in drug discovery contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of December 31, 2023 and 2022, the Company had no receivables due under these agreements from the Bill & Melinda Gates Foundation. As of December 31, 2023 and 2022, restricted cash on hand related to the arrangement was $2,251 and $1,742, respectively.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC annually from June 2020 to June 2022. In August 2023, the Company renewed the agreement with Gates Ventures, LLC and recognized $1,800 in contribution revenue. As of December 31, 2023 and 2022, the Company had no receivables due from Gates Ventures, LLC.
(c)    Structure Therapeutics
During the year ended December 31, 2021, the Company entered into multiple software agreements with Structure Therapeutics and its subsidiaries for approximately $650. During the years ended December 31, 2023, 2022, and 2021, the Company recognized revenue of approximately $221, $297, and $129, respectively, in the aggregate related to these software agreements.
During the year ended December 31, 2023, the Company entered into a collaboration agreement with Structure Therapeutics and its subsidiaries to conduct certain drug discovery services as well as provide software access. Revenue recognized under this collaboration was $433 for the year ended December 31, 2023. As of December 31, 2023 and 2022, the Company had net receivables of $494 and zero, respectively, due from Structure Therapeutics.
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
Certain cost items are not allocated to the Company’s reportable segments. These cost items primarily consist of non-drug discovery program related compensation and general operational expenses associated with the Company’s research and development, sales and marketing, and general and administrative. These costs are incurred by both segments and due to the integrated nature of the Company’s Software and Drug Discovery segments, any allocation methodology would be arbitrary and provide no meaningful analysis.

Segment revenue is primarily earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.
Presented below is financial information with respect to the Company’s reportable segments for the years presented:

	Year Ended December 31,
	2023	2022	2021
Segment revenues:
Software	$159,124	$135,578	$113,236
Drug discovery	57,542	45,377	24,695
Total segment revenues	$216,666	$180,955	$137,931
Segment gross profit:
Software	$129,610	$106,002	$86,741
Drug discovery	11,082	(4,980)	(21,121)
Total segment gross profit	140,692	101,022	65,620
Unallocated (expense) income:
Research and development	(181,766)	(126,372)	(90,904)
Sales and marketing	(37,226)	(30,642)	(22,150)
General and administrative	(99,148)	(90,825)	(64,009)
Gain (loss) on equity investments	147,213	11,825	(1,781)
Change in fair value	53,461	(18,084)	11,359
Other income	19,693	3,950	1,057
Income tax expense	(2,199)	(63)	(411)
Consolidated net income (loss)	$40,720	$(149,189)	$(101,219)
Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
United States	$161,961	$123,556	$90,398
APAC	24,569	21,680	17,778
EMEA	29,135	34,451	28,880
Rest of World	1,001	1,268	875
	$216,666	$180,955	$137,931

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2023. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2023, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023, we identified a material weakness in our internal control over financial reporting. The material weakness related to a deficiency in the design of a control in our revenue process to determine whether performance milestones in a newly executed drug discovery arrangement were probable of achievement and the constraint on variable consideration in the form of milestone payments can be removed. The deficiency was a result of ineffective risk assessment, as our then-existing controls were designed insufficiently to identify a change in timing of performance milestones in the newly executed contract. This material weakness resulted in a $1.7 million understatement of drug discovery revenue and a related understatement of contract assets that were corrected prior to the issuance of our consolidated financial statements as of and for the year ended December 31, 2022.
During the year ended December 31, 2023, we implemented measures designed to improve our internal control over financial reporting to remediate this material weakness, including redesigning our controls and procedures in our revenue process in order to timely identify changes to the timing of when a performance milestone becomes probable of achievement in drug discovery arrangements and to ensure such determinations are made through the end of the reporting period. We have redesigned the existing control to adjust the timing of performance to ensure all milestones in newly executed discovery arrangements are considered for their impact on revenue.
Based on the remediation actions taken and completed during 2023, and our testing and evaluation of the newly implemented control activities and our internal control over financial reporting, we have concluded that the material weakness has been remediated as of December 31, 2023.
Except with respect to the changes in connection with our implementation of the remediation efforts described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
(b) Director and Officer Trading Arrangements
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

The following table describes, for the fourth quarter of 2023, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K):

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Shares of Common Stock
Robert Abel Executive Vice President, Chief Science Officer, Platform	Adoption (November 6, 2023)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until December 31, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 48,772 shares
Margaret Dugan, Chief Medical Officer	Adoption (November 13, 2023)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable (1)
Geoffrey Porges, Executive Vice President, Chief Financial Officer	Adoption (November 28, 2023)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until December 6, 2024, or such earlier date upon which all transactions are completed or expire without execution	Up to 23,946 shares
(1)The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied, the market price of our common stock at the time of settlement and the potential future grant of additional RSUs subject to this arrangement. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each settlement date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2023 pursuant to General Instruction G(3) of Form 10-K.
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
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2023 pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2023 pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2023 pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2024 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2023 pursuant to General Instruction G(3) of Form 10-K.

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
(3)Exhibits
The exhibits filed as part of this Annual Report are listed below.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	8-K	001-39206	3.1	2/10/2020
3.2	Amended and Restated Bylaws of Schrödinger, Inc.	8-K	001-39206	3.1	4/13/2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-235890	4.1	1/27/2020
4.2	Amended and Restated Share Exchange Agreement, dated January 24, 2020, by and between the Registrant and Bill & Melinda Gates Foundation Trust	S-1/A	333-235890	4.2	1/27/2020
4.3	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-39206	4.3	3/4/2021
10.1	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and the other parties thereto, as amended					X
10.2+	2010 Stock Plan, as amended	S-1	333-235890	10.2	1/10/2020
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Stock Plan	S-1	333-235890	10.3	1/10/2020
10.4+	2020 Equity Incentive Plan	S-1/A	333-235890	10.4	1/27/2020
10.5+	Form of Stock Option Agreement and Form of Restricted Stock Unit Agreement for U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.5	2/24/2022

10.6+	Form of Stock Option Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-Q	001-39206	10.2	11/12/2020
10.7+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.6	2/24/2022
10.8+	2020 Employee Stock Purchase Plan	S-1/A	333-235890	10.6	1/27/2020
10.9+	Fourth Amended and Restated Director Compensation Policy	10-Q	001-39206	10.3	5/4/2023
10.10+	Senior Executive Incentive Compensation Plan	S-1	333-235890	10.8	1/10/2020
10.11+	Amended and Restated Executive Severance and Change in Control Benefits Plan, as amended	8-K	001-39206	10.2	8/18/2022
10.12+	Employment Agreement, dated May 11, 2010, by and between the Registrant and Ramy Farid	S-1	333-235890	10.10	1/10/2020
10.13+	Employment Agreement, dated August 16, 2022, by and between the Registrant and Geoffrey Porges	8-K	001-39206	10.1	8/18/2022
10.14+	Employment Agreement, dated March 17, 2003, by and between the Registrant and Jenny Herman	10-K	001-39206	10.15	2/28/2023
10.15+	Employment Agreement, dated May 14, 2018, by and between the Registrant and Karen Akinsanya	S-1	333-235890	10.14	1/10/2020
10.16+	Employment Agreement, dated April 27, 2010, by and between the Registrant and Yvonne Tran	S-1	333-235890	10.16	1/10/2020
10.17+	Employment Agreement, dated September 11, 2006, by and between the Registrant and Patrick Lorton	S-1	333-235890	10.17	1/10/2020
10.18+	Employment Agreement, dated March 9, 2009, by and between the Registrant and Robert Abel	S-1	333-235890	10.19	1/10/2020
10.19+	Employment Agreement, dated July 28, 2023, by and between the Registrant and Margaret Dugan					X
10.20+	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended	10-Q	001-39206	10.1	8/2/2023
10.21+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-235890	10.21	1/10/2020
10.22	Office Lease Agreement, dated April 5, 2021, by and between the Registrant and SPUSV5 1540 Broadway, LLC	8-K	001-39206	10.1	4/8/2021
10.23	First Amendment to Lease, dated May 19, 2022, by and between the Registrant and SPUSV5 1540 Broadway, LLC	10-Q	001-39206	10.1	8/4/2022
10.24	Lease, dated August 6, 2008, between One Main Place Portland – Oregon, Inc., Landlord, and Registrant, Tenant, as amended	S-1	333-235890	10.23	1/10/2020
10.25	Office Lease Amendment, dated May 6, 2021, by and between Registrant and MADISON-OFC ONE MAIN PLACE OR LLC	10-Q	001-39206	10.2	8/12/2021
10.26†	Agreement, dated as of May 5, 1994, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.24	1/10/2020
10.27†	Agreement, dated as of July 15, 1998, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.25	1/10/2020

10.28†	Agreement, dated as of September 2001, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC, as amended	S-1	333-235890	10.26	1/10/2020
10.29†	Agreement, dated as of June 19, 2003, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.27	1/10/2020
10.30†	Software and Patent License Agreement, dated May 27, 2008, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.28	1/10/2020
10.31†	Services Royalty Amendment, dated November 1, 2008, by and between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.29	1/10/2020
10.32+	Global Bonus Plan	S-1/A	333-235890	10.33	1/27/2020
10.33†	Independent Contractor Agreement, dated June 23, 2020, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.2	8/10/2020
10.34†	Amendment #1 to the Independent Contractor Agreement, dated August 14, 2023, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.1	11/1/2023
10.35†	Collaboration and License Agreement, dated November 22, 2020, by and between the Registrant and Bristol-Myers Squibb Company	10-K	001-39206	10.37	3/4/2021
10.36†	First Amendment to Collaboration and License Agreement, dated December 21, 2022, by and between the Registrant and Bristol-Myers Squibb Company	10-K	001-39206	10.40	2/28/2023
10.37+	2021 Inducement Equity Incentive Plan, as amended	10-Q	001-39206	10.4	11/3/2022
10.38+	Nonstatutory Stock Option Agreement under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.39	3/4/2021
10.39+	Form of Option Agreement for Non-U.S. Participants under the 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.3	8/4/2022
10.40+	Form of Restricted Stock Unit Agreement for U.S. Participants under 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.1	5/4/2023
10.41+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.2	5/4/2023
10.42+	Schrödinger, Inc. 2022 Equity Incentive Plan	8-K	001-39206	99.1	6/16/2022
10.43+	Form of Option Agreement for U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.4	8/4/2022
10.44+	Form of Option Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.5	8/4/2022
10.45+	Form of Restricted Stock Unit Agreement for U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.6	8/4/2022
10.46+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.7	8/4/2022
10.47+	Sales Agreement, dated as of May 24, 2023, by and between the Registrant and SVB Securities LLC	8-K	001-39206	1.1	5/24/2023

21.1	Subsidiaries of the Registrant	10-K	001-39206	21.1	2/28/2023
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1+	Schrödinger, Inc. Clawback Policy					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Schrödinger, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHRÖDINGER, INC.

Date: February 28, 2024	By:	/s/ Ramy Farid

Ramy Farid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ramy Farid	President and Chief Executive Officer, Director	February 28, 2024
Ramy Farid, Ph.D.	(Principal Executive Officer)

/s/ Geoffrey Porges, MBBS	Executive Vice President and Chief Financial Officer	February 28, 2024
Geoffrey Porges	(Principal Financial Officer)

/s/ Jenny Herman	Senior Vice President, Finance and Corporate Controller	February 28, 2024
Jenny Herman	(Principal Accounting Officer)

/s/ Michael Lynton	Chairman of the Board	February 28, 2024
Michael Lynton

/s/ Jeffrey Chodakewitz	Director	February 28, 2024
Jeffrey Chodakewitz, M.D.

/s/ Richard Friesner	Director	February 28, 2024
Richard Friesner, Ph.D.

/s/ Gary Ginsberg	Director	February 28, 2024
Gary Ginsberg

/s/ Rosana Kapeller-Libermann	Director	February 28, 2024
Rosana Kapeller-Libermann, M.D., Ph.D.

/s/ Arun Oberoi	Director	February 28, 2024
Arun Oberoi

/s/ Gary Sender	Director	February 28, 2024
Gary Sender

/s/ Nancy Thornberry	Director	February 28, 2024
Nancy Thornberry