Form 10-Q
period 2024-03-31
Schrodinger, Inc.
filed 2024-05-01
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 22, 2024, the registrant had 63,515,197 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	March 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$130,236	$155,315
Restricted cash	4,638	5,751
Marketable securities	300,843	307,688
Accounts receivable, net of allowance for doubtful accounts of $130 and $220	19,839	65,992
Unbilled and other receivables, net for allowance for unbilled receivables of $130 and $100	25,781	23,124
Prepaid expenses	12,349	9,926
Total current assets	493,686	567,796
Property and equipment, net	26,133	23,325
Equity investments	91,387	83,251
Goodwill	4,791	4,791
Right of use assets - operating leases	118,578	117,778
Other assets	3,187	6,014
Total assets	$737,762	$802,955
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$9,974	$16,815
Accrued payroll, taxes, and benefits	19,549	31,763
Deferred revenue	49,497	56,231
Lease liabilities - operating leases	16,927	16,868
Other accrued liabilities	10,560	11,996
Total current liabilities	106,507	133,673
Deferred revenue, long-term	8,016	9,043
Lease liabilities - operating leases, long-term	108,988	111,014
Other liabilities, long-term	545	667
Total liabilities	224,056	254,397
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 63,472,866 and 62,977,316 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	635	630
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	92	92
Additional paid-in capital	906,193	885,973
Accumulated deficit	(393,142)	(338,418)
Accumulated other comprehensive (loss) income	(72)	281
Total stockholders' equity	513,706	548,558
Total liabilities and stockholders' equity	$737,762	$802,955
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Software products and services	$33,415	$32,213
Drug discovery	3,183	32,569
Total revenues	36,598	64,782
Cost of revenues:
Software products and services	7,976	7,115
Drug discovery	9,732	11,974
Total cost of revenues	17,708	19,089
Gross profit	18,890	45,693
Operating expenses:
Research and development	50,611	40,741
Sales and marketing	10,171	9,145
General and administrative	25,541	26,308
Total operating expenses	86,323	76,194
Loss from operations	(67,433)	(30,501)
Other income:
Gain on equity investments	—	147,322
Change in fair value	8,137	35,737
Other income	5,028	2,937
Total other income	13,165	185,996
(Loss) income before income taxes	(54,268)	155,495
Income tax expense	456	26,359
Net (loss) income	$(54,724)	$129,136
Net (loss) income per share of common and limited common stockholders, basic:	$(0.76)	$1.81
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	72,291,134	71,467,097
Net (loss) income per share of common and limited common stockholders, diluted:	$(0.76)	$1.75
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	72,291,134	73,818,611
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(54,724)	$129,136
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(353)	1,483
Comprehensive (loss) income	$(55,077)	$130,619
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,977,316	$630	9,164,193	$92	$885,973	$(338,418)	$281	$548,558
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(353)	(353)
Issuances of common stock upon stock option exercises	41,623	—	—	—	390	—	—	390
Issuance of common stock upon vesting of RSUs and PSUs	170,964	2	—	—	—	—	—	2
Issuance of common stock in ATM offering	282,963	3	—	—	7,612	—	—	7,615
Stock-based compensation	—	—	—	—	12,218	—	—	12,218
Net loss	—	—	—	—	—	(54,724)	—	(54,724)
Balance at March 31, 2024	63,472,866	$635	9,164,193	$92	$906,193	$(393,142)	$(72)	$513,706

Balance at December 31, 2022	62,163,739	$622	9,164,193	$92	$828,700	$(379,138)	$(2,382)	$447,894
Change in unrealized gain on marketable securities	—	—	—	—	—	—	1,483	1,483
Issuances of common stock upon stock option exercises	186,201	1	—	—	866	—	—	867
Issuance of common stock upon vesting of RSUs	12,075	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,880	—	—	10,880
Net income	—	—	—	—		129,136	—	129,136
Balance at March 31, 2023	62,362,015	$623	9,164,193	$92	$840,446	$(250,002)	$(899)	$590,260
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(54,724)	$129,136
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on equity investments	—	(147,322)
Fair value adjustments	(8,137)	(35,737)
Depreciation and amortization	1,436	1,760
Stock-based compensation	12,218	10,880
Noncash investment accretion	(2,683)	(964)
Decrease (increase) in assets:
Accounts receivable, net	46,153	9,262
Unbilled and other receivables	(2,657)	(336)
Reduction in the carrying amount of right of use assets - operating leases	2,152	—
Prepaid expenses and other assets	(2,559)	(5,750)
(Decrease) increase in liabilities:
Accounts payable	(7,150)	2,468
Income taxes payable	—	25,963
Accrued payroll, taxes, and benefits	(12,214)	(11,730)
Deferred revenue	(7,761)	(11,603)
Lease liabilities - operating leases	(1,967)	(623)
Other accrued liabilities	(1,383)	3,502
Net cash used in operating activities	(39,276)	(31,094)
Cash flows from investing activities:
Purchases of property and equipment	(4,095)	(3,580)
Purchases of equity investments	—	(4,125)
Distribution from equity investment	—	111,329
Purchases of marketable securities	(37,126)	(58,823)
Proceeds from maturity of marketable securities	46,300	127,401
Net cash provided by investing activities	5,079	172,202
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	392	867
Principal payments on finance leases	(14)	—
Issuance of common stock upon ATM offering, net	7,627	—
Net cash provided by financing activities	8,005	867
Net (decrease) increase in cash and cash equivalents and restricted cash	(26,192)	141,975
Cash and cash equivalents and restricted cash, beginning of period	161,066	95,717
Cash and cash equivalents and restricted cash, end of period	$134,874	$237,692

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$180	$86
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	501	218
Purchases of property and equipment in accrued liabilities	282	86
Acquisition of right of use assets - operating leases, contingency resolution	2,848	1,820
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2024 and 2023
(in thousands, except for share and per share amounts and note 3(c))
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
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program ("the ATM") under which the Company could offer and sell, from time to time pursuant to its Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. During the three months ended March 31, 2024, 282,963 shares of common stock were sold under the ATM for total net proceeds of $7,626 and gross proceeds of $7,782 before deducting sales agent commissions. As of March 31, 2024, the Company had $242,218 of common stock remaining available for sale under the ATM.
(2)    Significant Accounting Policies
(a)    Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company has not yet adopted ASU 2023-07 and is still evaluating the impact of the adoption on its consolidated financial statements.
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
(b)    Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements and the related interim disclosures have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.

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
As of March 31, 2024, two customers accounted for 28% and 12% of total accounts receivable, respectively. As of December 31, 2023, two customers accounted for 15% and 11% of total accounts receivable, respectively. As of March 31, 2024, two customers accounted for 41% and 20% of total contract assets, respectively. As of December 31, 2023, two customers accounted for 42% and 22% of total contract assets, respectively. For the three months ended March 31, 2024, no customer accounted for more than 10% of total revenue. For the three months ended March 31, 2023, one customer accounted for 44% of total revenue.
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

Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with Accounting Standards Codification (“ASC”) Topic 323 (“Topic 323”), Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost less impairment, in accordance with ASC Topic 321 (“Topic 321”), Investments - Equity Securities.
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended March 31,
	2024	2023
Software products and services – point in time	48.7%	30.8%
Software products and services – over time	42.6	19.0
Drug Discovery – point in time	—	41.9
Drug Discovery – over time	8.7	8.3
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
On-premise software. The Company’s on-premise software license arrangements grant customers the right to use its software on their own in-house servers or their own cloud instances for a specified term, typically for one year, though in recent years, the Company has entered into a small number of large multi-year on-premise software license agreements. The Company recognizes revenue for on-premise software license fees upfront, either upon transfer of control of the license or the effective date of the agreement, whichever is later. In instances where the timing of the transfer of control differs from the timing of invoicing, the Company considers whether a significant financing component exists. The Company has elected the practical expedient to not assess for significant financing where the term is less than one year. The Company’s updates and upgrades are not integral to maintaining the utility of the software licenses. Payments typically are received upfront or annually.
Hosted software. Hosted software revenue consists primarily of fees to provide the Company’s customers with hosted licenses, which allows these customers to access the Company’s cloud-based software solution on their own hardware without taking control of the licenses, and is recognized ratably over the term of the arrangement, which is typically one year, though in recent years, the Company has entered into a small number of large multi-year hosted software license agreements. When a customer enters into a hosted arrangement for which revenue is recognized over time, the amount paid upfront that is not recognized in the current period is included in deferred revenue in the Company's statement of financial position until the period in which it is recognized.
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
The agreement with Gates Ventures, LLC initially covered the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry into the agreement and $1,000 upon each of the first and second anniversary of the agreement. The agreement was then extended through August 13, 2026 and provides for total additional consideration of up to $6,000. The Company recognized revenue of $1,800 upon extension of the agreement. As of March 31, 2024 and December 31, 2023, the Company had no deferred revenue balance related to this agreement. As of March 31, 2024 and December 31, 2023, the Company had no accounts receivable related to this agreement.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended March 31,
	2024	2023
On-premise software	$17,619	$19,944
Hosted software	7,176	4,451
Software maintenance	5,895	5,750
Professional services	2,725	2,068
Revenue from contracts with customers	33,415	32,213
Software contribution	—	—
Total software revenue	$33,415	$32,213

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
As of March 31, 2024, milestones not yet achieved that were determined to be probable of achievement totaled $350, of which zero was recognized as drug discovery milestone revenue for the three months ended March 31, 2024. As of March 31, 2023, milestones not yet achieved that were determined to be probable of achievement totaled $2,500, of which $2,171 was recognized as drug discovery milestone revenue for the three months ended March 31, 2023.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill and Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that expires in October 2025. Revenue is recognized as conditions are met in accordance with ASC Topic 958, Not-for-Profit Entities. As of March 31, 2024 and December 31, 2023, the Company had deferred revenue balances related to these agreements of $1,091 and $1,581, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended March 31,
	2024	2023
Drug discovery services revenue from contracts with customers	$2,692	$31,803
Drug discovery contribution	491	766
Total drug discovery revenue	$3,183	$32,569
(c)Collaboration and License Agreement
On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company (“BMS”), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1, which were two of the Company’s proprietary programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to the Company. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to the Company, which increased revenue recognition in the third quarter of 2022 due to the accelerated completion of the Company's obligations related to the program. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. In September 2023, BMS elected not to proceed with further development of two related oncology programs and all rights to these programs reverted to the Company, which increased revenue recognition in the third quarter of 2023 due to the accelerated completion of the Company's obligations related to those programs. In the first quarter of 2024, BMS elected not to proceed with further development of the SOS1 program based on portfolio prioritization decisions and all rights to this program reverted to the Company. The Company currently plans to evaluate and assess the data package from the SOS1 program to determine next steps and plans for further investment in the program.

Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company is solely responsible for the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront fee payment of $55.0 million in November 2020 and an additional upfront payment in December 2022. The Company also is eligible to receive up to $971.0 million in total milestone payments across the two remaining targets currently subject to the collaboration, consisting of up to $489.0 million in milestone payments per neurology and immunology target, consisting of up to $264.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of March 31, 2024, the Company has recognized $25.0 million in revenue related to milestones under this agreement.
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
During the three months ended March 31, 2024 and 2023, the Company recognized $1.5 million and $28.1 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of March 31, 2024 and December 31, 2023, there was $5.8 million and $7.3 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of March 31, 2024 and December 31, 2023, the Company had no outstanding receivables for this collaboration.
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

Contract balances were as follows:

	As of March 31, 2024	As of December 31, 2023
Contract assets	$23,902	$21,107
Deferred revenue, short-term:
Software products and services	39,537	44,218
Drug discovery	9,960	12,013
Deferred revenue, long-term:
Software products and services	1,961	2,407
Drug discovery	6,055	6,636
For the three months ended March 31, 2024 and 2023, the Company recognized $23,380 and $24,296 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 86% of its March 31, 2024 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $32,040 as of March 31, 2024.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of March 31, 2024 and December 31, 2023. The following table presents information about the Company’s assets measured at fair value as of March 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$134,874	$—	$—	$134,874
Marketable securities	—	300,843	—	300,843
Equity investments	87,759	—	1,928	89,687
Total	$222,633	$300,843	$1,928	$525,404

The following table presents information about the Company’s assets measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$161,066	$—	$—	$161,066
Marketable securities	—	307,688	—	307,688
Equity investments	79,623	—	1,928	81,551
Total	$240,689	$307,688	$1,928	$550,305
The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2022	$1,629
Realized gain	147,213
Cash distributions	(147,213)
Transfer to Level 1	(1,629)
Unrealized gain	1,928
As of December 31, 2023	1,928
Unrealized loss	—
As of March 31, 2024	$1,928
The fair value of the Company’s investment in Nimbus Therapeutics, LLC (“Nimbus”), classified as Level 3 in the fair value hierarchy, was recorded as an equity method investment under Topic 323, using the hypothetical liquidated book value method (“HLBV method”) through June 30, 2023, as further described in Note 10, Equity Investments. Significant unobservable inputs used to determine Nimbus’ fair value under the HLBV method were the entity's annual financial statements and the Company’s liquidation preference. During the year ended December 31, 2023, the Company recorded a realized gain of $147,213 on account of its equity position in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858. The Company received $147,213 in cash distributions related to this sale from Nimbus during the year ended December 31, 2023. Following the dilution of the Company's investment in Nimbus during the period ended September 30, 2023, the fair value of the Company's investment is recorded under Topic 321 as a non-marketable equity security as the Company no longer exercises significant influence over Nimbus. This change in accounting method resulted in an unrealized gain of $1,928.
During the year ended December 31, 2023, the Company recorded a transfer of $1,629 from a Level 3 investment to a Level 1 investment due to the completion of Structure Therapeutics Inc.'s, ("Structure Therapeutics"), initial public offering ("IPO"). The Company's investment in Structure Therapeutics was previously recorded using the HLBV method. Following the completion of Structure Therapeutics' IPO, the Company's investment in Structure Therapeutics is recorded under Topic 321 because there is an observable price of the investment.
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of March 31, 2024, the remaining weighted average lease term for operating and finance leases was 12 years.
During the three months ended March 31, 2024, operating lease right of use assets increased by $2,952 due to contingency resolutions associated with office leases.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the three months ended March 31, 2024. Additional details of the Company’s operating and finance leases are presented in the following table:

	Three Months Ended March 31,
	2024	2023
Lease costs	$4,490	$3,794
Cash paid for leases	4,099	2,637
Maturities of operating and finance lease liabilities as of March 31, 2024 under noncancelable operating leases were as follows:

Year ending December 31:
Remainder of 2024	$13,337
2025	17,457
2026	17,136
2027	15,963
2028	14,950
Thereafter	112,027
Total future minimum lease payments	190,870
Less: imputed interest	(64,699)
Present value of future minimum lease payments	126,171
Less: current portion of lease payments	17,027
Lease liabilities, long-term	$109,144
(b)    Legal Matters
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.
(c)    Contingencies
The Company is currently under audit with a royalty partner. As of March 31, 2024, the Company believes a contingency is probable and has accrued $2,500 related to this audit.

(6)    Income Taxes
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
For the three months ended March 31, 2024 and 2023, the Company’s income tax expense was $456 and $26,359, respectively. For the three months ended March 31, 2024, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are “more likely than not” capable of being sustained. As of March 31, 2024, the Company had $3,045 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At March 31, 2024, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2021 and 2020, respectively. Net operating loss (“NOL”) and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
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
(7)    Stockholders’ Equity
(a)    Common Stock
As of March 31, 2024, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of March 31, 2024, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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

(c)    Preferred Stock
As of March 31, 2024, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of March 31, 2024, the Company’s stock incentive plans included the 2010 Stock Plan (the “2010 Plan”), the 2020 Equity Incentive Plan (the “2020 Plan”), the 2021 Inducement Equity Incentive Plan, as amended (the “2021 Plan”), and the 2022 Equity Incentive Plan (the “2022 Plan”) (together, the “Plans”).
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
As of March 31, 2024 and December 31, 2023, there were 1,190,282 and 3,472,195 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Cost of sales	$1,135	$1,298
Research and development	4,066	3,514
Sales and marketing	974	851
General and administrative	6,043	5,217
Total stock-based compensation	$12,218	$10,880
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

There were 1,114,970 and 638,875 RSUs granted during the three months ended March 31, 2024 and 2023, respectively. The weighted average grant date fair value for each RSU granted during the three months ended March 31, 2024 and 2023 was $25.28 and $26.69, respectively.
As of March 31, 2024, there was $40,573 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.57 years. During the three months ended March 31, 2024 and 2023, 161,964 and 12,075 RSUs vested, respectively. The fair value of RSUs vested during the three months ended March 31, 2024 and 2023 was $4,406 and $293, respectively.
Performance-Based Restricted Stock Units
In March 2024 and February 2023, the Company awarded performance-based restricted stock units ("PRSUs") under the 2022 Plan. Each PRSU represents a contingent right to receive one share of common stock upon the achievement of specified performance goals. The fair value of PRSUs granted by the Company was calculated based upon the Company's closing stock price on the date of the grant, and the stock-based compensation expense is recognized when the grant date is determined and performance conditions are probable of achievement. At the point where performance conditions are considered probable of achievement, the Company records stock-based compensation expense with a cumulative catch-up expense in the period first recognized and on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.
In March 2024, the Company awarded to all executive officers PRSUs for a maximum of 180,000 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 120,000 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 60,000 PRSUs (based on 50% achievement of the applicable performance conditions). All such PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718") in March 2024. Such PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
In February 2023, the Company awarded to certain executive officers PRSUs for a maximum of 62,693 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 41,795 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 20,898 PRSUs (based on 50% achievement of the applicable performance conditions). All such PRSUs were considered granted under Topic 718 in February 2023. Such PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
In August 2022, the Company awarded 90,000 PRSUs to an executive officer of which 30,150 PRSUs were considered granted under Topic 718 at the time the PRSUs were awarded. In March 2024 and 2023, of the 90,000 PRSUs awarded in August 2022, an additional 14,850 and 45,000 PRSUs were considered granted under Topic 718, respectively. During the three months ended March 31, 2024, the Company's compensation committee determined the achievement of the awards set to vest upon the certification by the Company's compensation committee following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Of the 36,000 PRSUs that were eligible to vest, the Company's compensation committee determined that the applicable performance conditions had been met for 9,000 of the PRSUs, which vested during the three months ended March 31, 2024, and that the applicable performance conditions had not been met for 27,000 PRSUs, which were forfeited during the three months ended March 31, 2024. The remaining 54,000 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal years ending December 31, 2024 and 2025.
The weighted average grant date fair value for each PRSU granted during the three months ended March 31, 2024 and 2023 was $26.08 and $22.48, respectively. During the three months ended March 31, 2024 and 2023, 9,000 and zero PRSUs vested, respectively.
Stock Options
Stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. The board of directors or compensation committee determines the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the date of the grant. The maximum contractual term of options granted under the Plans is typically 10 years, options generally vest over four years with 25% of the shares underlying the option vesting at the end of the first year and the remaining vesting monthly over the following three years. In March 2024 and February 2023, the Company granted the chief executive officer premium priced options to purchase 87,271 and 65,525 shares of common stock, respectively, with exercise prices equal to 110% of the closing price of the Company's common stock on the date of grant.
During the three months ended March 31, 2024 and 2023, 41,623 and 186,201 options under the Plans were exercised for total proceeds of $390 and $867, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during 2024 and 2023 were calculated using an average of historical exercises. Estimated volatility for the three months ended March 31, 2024 and 2023 incorporated a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Three Months Ended March 31,
	2024	2023
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	65%	68%
Expected term (years)	5.31	5.07
Risk-free interest rate	4.22%	3.86%
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2024 and 2023 was $15.10 and $14.00, respectively. The intrinsic value of options exercised during the three months ended March 31, 2024 and 2023 was $723 and $3,203, respectively.
As of March 31, 2024, there was $69,386 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.43 years. The fair value of shares vested during the three months ended March 31, 2024 and 2023 was $12,770 and $17,025, respectively.

(9)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net (loss) income per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net (loss) income attributable to Schrödinger common and limited common stockholders	$(54,724)	$129,136
Denominator:
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	72,291,134	71,467,097
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	—	2,351,514
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	72,291,134	73,818,611

Net (loss) income per share of common and limited common stockholders, basic:	$(0.76)	$1.81
Net (loss) income per share of common and limited common stockholders, diluted:	$(0.76)	$1.75
For the three months ended March 31, 2023, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding.
Since the Company was in a loss position for the three months ended March 31, 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2024	2023
Shares subject to outstanding common stock options and unvested RSUs and PRSUs	13,974,483	6,216,397
(10)    Equity Investments
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
The carrying value of the Nimbus investment was $1,928 as of both March 31, 2024 and December 31, 2023. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three months ended March 31, 2024, the Company reported no gain or loss on the Nimbus investment. For the three months ended March 31, 2023, the Company reported a realized gain of $147,322 on the Nimbus investment, which reflected the total cash distribution the

Company was eligible to receive from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858.
(b)    Morphic
The Company accounts for its investment in Morphic Holding, Inc. (“Morphic”) at fair value based on the share price of Morphic’s common stock at the measurement date.
During the three months ended March 31, 2024 and 2023, the Company reported a mark-to-market gain of $5,277 and $9,093, respectively, on the Morphic investment. As of March 31, 2024 and December 31, 2023, the carrying value of the Company’s investment in Morphic was $29,391 and $24,114, respectively.
(c)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. (“Ajax”) for $1,700 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. As of each of March 31, 2024 and December 31, 2023, the carrying value of the Company’s investment in Ajax was $1,700.
(d)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash. On February 7, 2023, Structure Therapeutics completed its IPO. Immediately upon the closing of Structure Therapeutics' IPO, all of the outstanding Series B preferred stock automatically converted into ordinary shares on a one-for-one basis. As of March 31, 2024, the Company owned 3,260,495 ordinary shares of Structure Therapeutics. The Company purchased 275,000 American Depository Shares ("ADS") at $15.00 per ADS in the IPO. Each ADS represents three ordinary shares.
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
During the three months ended March 31, 2024 and 2023, the Company reported a mark-to-market gain of $2,859 and $26,644, respectively, on the Structure Therapeutics investment. As of March 31, 2024 and December 31, 2023, the carrying value of the Company's investment in Structure Therapeutics was $58,368 and $55,509, respectively.
(11)    Related Party Transactions
(a)    Board Member
For the three months ended March 31, 2024 and 2023, the Company paid consulting fees of $105 and $105, respectively, to a member of its board of directors.
(b)    Bill and Melinda Gates Foundation
The Bill and Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was $7 and $33 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had no net receivables due from the Bill and Melinda Gates Foundation.
For the three months ended March 31, 2024 and 2023, the Company recognized $490 and $766, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of March 31, 2024 and December 31, 2023, the

Company had no receivables due under these agreements from the Bill and Melinda Gates Foundation. As of March 31, 2024 and December 31, 2023, restricted cash on hand related to the arrangement was $1,138 and $2,251, respectively.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC annually from June 2020 to June 2022. In August 2023, the Company renewed the agreement with Gates Ventures, LLC and recognized $1,800 in contribution revenue. As of March 31, 2024 and December 31, 2023, the Company had no net receivables due from Gates Ventures, LLC.
(c)    Structure Therapeutics
During the year ended December 31, 2023, the Company entered into a collaboration agreement with Structure Therapeutics and its subsidiaries to conduct certain drug discovery services as well as provide software access. For the three months ended March 31, 2024, the Company recognized revenue of $810 under this collaboration. As of March 31, 2024 and December 31, 2023, the Company had net receivables of $250 and $494, respectively, due from Structure Therapeutics.
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

Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2024	2023
Segment revenues:
Software	$33,415	$32,213
Drug discovery	3,183	32,569
Total segment revenues	$36,598	$64,782
Segment gross profit:
Software	$25,439	$25,098
Drug discovery	(6,549)	20,595
Total segment gross profit	18,890	45,693
Unallocated:
Research and development	(50,611)	(40,741)
Sales and marketing	(10,171)	(9,145)
General and administrative	(25,541)	(26,308)
Gain on equity investments	—	147,322
Change in fair value	8,137	35,737
Other income	5,028	2,937
Income tax expense	(456)	(26,359)
Consolidated net (loss) income	$(54,724)	$129,136
Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
United States	$23,297	$50,344
APAC	5,501	7,073
EMEA	7,196	6,828
Rest of World	604	537
	$36,598	$64,782

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
Over the last decade, we have entered into a number of collaborations with leading biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. We have initiated dosing in a Phase 1 clinical trial of SGR-1505, which is designed as an open-label, multi-center dose escalation trial in patients with relapsed or refractory B-cell lymphomas. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts will evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to establish the recommended dose. To date, patient discontinuations from participation in the trial have been non-treatment related. We anticipate reporting initial data from the trial in late 2024 or 2025.
We also completed a Phase 1 clinical trial of SGR-1505 in 73 healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505, as well as the effect of food and drug-drug interactions. In the healthy volunteer trial, SGR-1505 was well tolerated with no drug-related serious adverse events or dose limiting toxicities observed. In the trial, we observed that SGR-1505 achieved greater than 90 percent inhibition of IL-2 secretion in an activated T cell whole blood assay at 100mg twice a day (n=4), confirming target engagement and meeting the pharmacodynamic goals for the trial. Inhibition of IL-2 secretion is a marker for target engagement and pathway modulation as it is tightly linked to MALT1 and the downstream NF-κB signaling. The data supported continued evaluation of SGR-1505 in the ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell lymphomas. In addition, the FDA recently granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma.
In July 2023, the FDA cleared our IND for our CDC7 inhibitor, which we refer to as SGR-2921. We have initiated dosing in a Phase 1 clinical trial of SGR-2921 in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, and we anticipate reporting initial data from the trial in late 2024 or 2025. In March 2024, we also submitted an IND to the FDA for our novel WEE1/MYT1 inhibitor, which we refer to as SGR-3515, and the FDA cleared the IND in April 2024. We expect to initiate a Phase 1 clinical trial of SGR-3515 in patients with solid tumors in the third quarter of 2024.

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
Our software segment generates revenue from software product licenses, hosted software subscriptions, software maintenance, professional services, and contributions. The revenue we generate through our software solutions from each of our customers varies largely depending on the type and number of software licenses our customers purchase from us. The licenses that our customers purchase from us provide them the ability to perform a certain number of calculations used in the design of molecules for drug discovery or materials science. The amount we charge per license depends on the specific software products our customers purchase from us, and the number of licenses needed to perform calculations per software product varies. With the exception of certain limited products, the number of licenses a customer requires is typically based on the scale at which they are running our software products and is not based on how many users have access to the software. As customers increase the number of licenses they purchase from us, they will typically be able to run a greater number of simultaneous instances of our products, thereby increasing the number of calculations they will be able to perform in parallel, subject to having enough computational capacity. We deliver our software through either (i) a product license that permits our customers to install the software solution directly on their own in-house hardware and use it for a specified term, or (ii) a subscription that allows our customers to access our cloud-based software solution on their own hardware without taking control of licenses.
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
In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, the Schrödinger therapeutics group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $971.0 million in total milestone payments across the two remaining targets currently subject to the collaboration, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. We have received a total of $25.0 million in milestone payments from BMS as of March 31, 2024. In the first quarter of 2024, BMS elected not to proceed with further development of the SOS1 program based on portfolio prioritization decisions and all rights to this program reverted to us. We currently plan to evaluate and assess the data package from the SOS1 program to determine next steps and plans for further investment in the program. See “Collaboration and License Agreement” in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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

We generated revenue of $36.6 million and $64.8 million during the three months ended March 31, 2024 and 2023, respectively, representing a year-over-year decrease of 44%. Our net loss for the three months ended March 31, 2024 was $54.7 million. Our net income for the three months ended March 31, 2023 was $129.1 million.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes our unaudited results of operations data for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Revenues:
Software products and services	$33,415	$32,213	$1,202	4%
Drug discovery	3,183	32,569	(29,386)	(90)%
Total revenues	36,598	64,782	(28,184)	(44)%
Cost of revenues:
Software products and services	7,976	7,115	861	12%
Drug discovery	9,732	11,974	(2,242)	(19)%
Total cost of revenues	17,708	19,089	(1,381)	(7)%
Gross profit	18,890	45,693	(26,803)	(59)%
Operating expenses:
Research and development	50,611	40,741	9,870	24%
Sales and marketing	10,171	9,145	1,026	11%
General and administrative	25,541	26,308	(767)	(3)%
Total operating expenses	86,323	76,194	10,129	13%
Loss from operations	(67,433)	(30,501)	(36,932)	121%
Other income:
Gain on equity investments	—	147,322	(147,322)	N/M
Change in fair value	8,137	35,737	(27,600)	N/M
Other income	5,028	2,937	2,091	N/M
Total other income	13,165	185,996	(172,831)	N/M
(Loss) income before income taxes	(54,268)	155,495	(209,763)	N/M
Income tax expense	456	26,359	(25,903)	N/M
Net (loss) income	$(54,724)	$129,136	$(183,860)	N/M
N/M – not meaningful

Revenues

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Revenues:
Software
On-premise software	$17,619	$19,944	$(2,325)	(12)%
Hosted software	7,176	4,451	2,725	61%
Software maintenance	5,895	5,750	145	3%
Professional services	2,725	2,068	657	32%
Revenue from contracts with customers	33,415	32,213	1,202	4%
Software contribution	—	—	—	—%
Total software products and services	33,415	32,213	1,202	4%
Drug discovery
Drug discovery services	2,692	31,803	(29,111)	(92)%
Drug discovery contribution	491	766	(275)	(36)%
Total drug discovery	3,183	32,569	(29,386)	(90)%
Total revenues	$36,598	$64,782	$(28,184)	(44)%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to fewer multi-year customer contracts with up-front revenue recognition in the current period versus the comparable period.
Hosted software. The increase in revenues for hosted software for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to increased spend from existing customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.
Software maintenance. The increase in revenues for software maintenance for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to the increase in on-premise software sales, including multi-year arrangements, in the second half of 2023. Software maintenance revenue is recognized ratably over time.
Professional services. The increase in revenues from professional services for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily related to the progress and completion of technology and modeling service projects.
Software contribution revenue. There was no software contribution revenue during the three months ended March 31, 2024 or the three months ended March 31, 2023.
Drug Discovery Revenue
Drug discovery services. The decrease in revenues for drug discovery services for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to the timing and amount of collaboration milestones achieved, including $25.0 million received from BMS in the three months ended March 31, 2023, as well as BMS electing not to proceed with further development for two programs during 2023. The decrease is offset by an increase in revenue due to the progress of existing and new collaborations. We expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.

Drug discovery contribution revenue. The decrease in contribution revenue for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to fluctuation in allotted funds spent under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Cost of revenues:
Software products and services	$7,976	$7,115	$861	12%
Gross margin	76%	78%
Drug discovery	9,732	11,974	(2,242)	(19)%
Software products and services. The increase in cost of revenues for software products and services during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was attributable to increases of approximately $0.6 million in cloud computing expense, approximately $0.2 million in personnel-related expense, and approximately $0.1 million in royalty expense.
Software products and services gross margin. The decrease in software gross margin during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to the increase in cloud computing expense.
Drug discovery. The decrease in cost of revenues for drug discovery during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was attributable to decreases of approximately $1.7 million in CRO expense associated with the expansion and progression of collaborative programs, approximately $0.4 million in royalties expense, and approximately $0.2 million in personnel-related expense reflecting the redeployment of our discovery organization towards proprietary drug discovery programs, partially offset by an increase of approximately $0.1 million in other expenses.

Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
External costs by program:
SGR-1505	$2,103	$2,910	$(807)	(28)%
SGR-2921	2,576	756	1,820	241%
SGR-3515	1,553	1,979	(426)	(22)%
Other early development candidates and unallocated costs	8,692	5,849	2,843	49%
Total external costs for programs in preclinical and clinical development	14,924	11,494	3,430	30%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	10,217	7,200	3,017	42%
Facility and other	490	269	221	82%
Total internal costs	10,707	7,469	3,238	43%
All other research and development	24,980	21,778	3,202	15%
Total research and development expense	$50,611	$40,741	$9,870	24%
The increase in external costs of $3.4 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to an increase in costs associated with the ongoing Phase 1 clinical trial of SGR-2921 and other development activities for SGR-2921, as well as other external research costs to support our early-stage product candidates, partially offset by slightly lower costs for SGR-1505 and SGR-3515 due to timing of costs.
The increase in internal costs for programs in clinical and preclinical development of $3.2 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily attributable to an increase in personnel-related expense.
The increase in all other research and development expense during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was attributable to increases of approximately $1.4 million in personnel-related expense, approximately $0.9 million in cloud computing expense, approximately $0.4 million related to office facilities, approximately $0.2 million in travel and entertainment expenses, approximately $0.2 million related to professional services, and approximately $0.1 million in other expenses.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
Sales and marketing	$10,171	$9,145	$1,026	11%
The increase in sales and marketing expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was attributable to increases of approximately $0.7 million in personnel-related expenses, approximately $0.1 million in cloud computing expense, approximately $0.1 million in travel and entertainment expenses, and approximately $0.1 million in other expenses.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$25,541	$26,308	$(767)	(3)%
The decrease in general and administrative expense during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was attributable to decreases of approximately $2.1 million in royalties related to cash distributions we received from Nimbus, approximately $0.5 million in amortization related to the acceleration of customer relationship intangible assets, and approximately $0.6 million in other expenses, partially offset by increases of approximately $1.9 million in personnel-related expense, approximately $0.4 million related to professional services expenses, and approximately $0.1 million in cloud computing expense.
Gain on Equity Investments

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Gain on equity investments	$—	$147,322	$(147,322)
There were no transactions for the three months ended March 31, 2024 that resulted in a gain or loss on equity investments. The gain on equity investments during the three months ended March 31, 2023 was due to the realized gain on our equity investment in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858.
Change in Fair Value

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Change in fair value	$8,137	$35,737	$(27,600)
The change in fair value during the three months ended March 31, 2024 was due to an unrealized gain on our investment in Morphic of $5.3 million and an unrealized gain on our investment in Structure Therapeutics of $2.9 million. The change in fair value during the three months ended March 31, 2023 was due to an unrealized gain on our investment in Structure Therapeutics of $26.6 million and an unrealized gain on our investment in Morphic of $9.1 million.
Other Income

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Other income	$5,028	$2,937	$2,091
The increase in other income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to an increase in interest rates on our investment portfolio.

Income Tax Expense

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Income tax expense	$456	$26,359	$(25,903)
During the three months ended March 31, 2024, due to the full valuation allowance on our U.S. federal and state tax assets, our income tax expense represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
During the three months ended March 31, 2023, our income tax expense primarily represented the federal and state tax impact of our profitable quarter, which is driven by our cash distribution received from Nimbus and the impact of capitalizing research and development costs for tax purposes.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024. There were no material changes to our critical accounting estimates during the three months ended March 31, 2024.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $393.1 million.
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
On February 28, 2024, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale.
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. During the three months ended March 31, 2024, 282,963 shares of common stock were sold under the ATM for total net proceeds of $7.6 million and gross proceeds of $7.8 million before deducting sales agent commissions. As of March 31, 2024, we had $242.2 million of common stock remaining available for sale under the ATM.
As of March 31, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $435.7 million.
We believe our existing cash, cash equivalents, and marketable securities as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of March 31, 2024 include lease obligations of $190.9 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $143.2 million, Cambridge, Massachusetts for $16.0 million, Framingham, Massachusetts for $11.1 million and San Diego, California for $5.9 million, which expire in December 2037, June 2032, March 2033 and January 2031, respectively. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
In December 2022, we entered into an agreement with a third-party to establish an exclusive integrated drug discovery dedicated facility in Hyderabad, India. The agreement contains a minimum payment obligation, which totals $21.8 million over five years after the date of first occupancy.
In December 2020, we entered into a five-year agreement with a third-party cloud provider for compute power. The agreement contains a minimum payment obligation, which totals $60.0 million over the five years after the date we entered into the agreement. There is no annual commitment.
We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements. See Note 2 - Significant Accounting Policies to our audited consolidated financial statements appearing in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information relating to our royalty obligations.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(39,276)	$(31,094)
Net cash provided by investing activities	5,079	172,202
Net cash provided by financing activities	8,005	867
Net (decrease) increase in cash and cash equivalents and restricted cash	$(26,192)	$141,975
Operating activities
During the three months ended March 31, 2024, operating activities used approximately $39.3 million of cash, primarily due to a net loss of $54.7 million, which included a $8.1 million non-cash gain on changes in fair value, and $1.3 million of non-cash operating expenses, depreciation and investment accretion costs. These items are partially offset by $12.2 million of stock-based compensation and changes to our operating assets and liabilities of $12.6 million.

During the three months ended March 31, 2023, operating activities used approximately $31.1 million of cash, due to a $147.3 million gain from equity investments and $35.7 million of non-cash gain on changes in fair value. These items are partially offset by a net income of $129.1 million, including $10.9 million in stock-based compensation and $0.8 million of non-cash operating expenses, depreciation and investment accretion costs, and 11.1 million in changes to our operating assets and liabilities.
Investing activities
During the three months ended March 31, 2024, investing activities provided approximately $5.1 million of cash, consisting of $9.2 million provided by marketable securities maturities, net of purchases. These items were partially offset by $4.1 million in cash used for purchases of property and equipment.
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
Financing activities
During the three months ended March 31, 2024, financing activities provided approximately $8.0 million of cash, consisting of $0.4 million attributable to proceeds received upon stock option exercises and $7.6 million attributable to net proceeds received from the ATM.
During the three months ended March 31, 2023, financing activities provided approximately $0.9 million of cash attributable to proceeds received upon stock option exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 28, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of March 31, 2024, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss for the three months ended March 31, 2024 was $54.7 million. Our net income for the three months ended March 31, 2023 was $129.1 million. Our net income for the year ended December 31, 2023 was $40.7 million. Our net loss for the year ended December 31, 2022 was $149.2 million. As of March 31, 2024, we had an accumulated deficit of $393.1 million. The net income we generated during the three months ended March 31, 2023 and the year ended December 31, 2023 was primarily due to the $147.2 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics' initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own proprietary drug discovery programs. We have no drug products approved or licensed for commercial sale, and as such, have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year and you should not rely upon the results of any quarterly or annual periods as indications of future results. We anticipate that our expenses will increase substantially as we:
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. Our total revenues decreased by 44% from $64.8 million in the three months ended March 31, 2023 to $36.6 million in the three months ended March 31, 2024, and increased by 20% from $181.0 million in the fiscal year ended December 31, 2022 to $216.7 million in the fiscal year ended December 31, 2023. Although we have experienced revenue growth in certain periods, we have also experienced revenue loss in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
As of March 31, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $435.7 million. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, our beliefs of what could occur in the future considering available information and various other factors that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. “Management’s Discussion and Analysis

of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates” of our Annual Report on Form 10-K for the year ended December 31, 2023. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant judgment, assumptions and estimates used in preparing our consolidated financial statements include, with respect to revenue, determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we are advancing SGR-1505, our clinical-stage MALT1 inhibitor, SGR-2921, our clinical-stage CDC7 inhibitor, and SGR-3515, our clinical-stage WEE1/MYT1 inhibitor. We have not yet advanced any other programs into clinical development or IND-enabling studies, and we may fail to identify additional product candidates for development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.
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
We rely on, and plan to continue to rely on, third-party clinical research organizations, in addition to other third parties such as research collaboratives and consortia, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing, planned and future clinical trials, including for SGR-1505, SGR-2921 and SGR-3515. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
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
In addition, we currently rely on foreign CROs and CMOs, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this legislation.

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
We are early in our development efforts for our own proprietary drug discovery programs. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our and any current or future collaborators’ development and commercialization programs will depend on several factors, including the following:
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
•    the efficacy and safety of such product candidates as demonstrated in clinical trials;
•    the potential advantages and limitations compared to alternative treatments;
•    the effectiveness of sales and marketing efforts;
•    the cost of treatment in relation to alternative treatments;
•    the clinical indications for which the product is approved;
•    the convenience and ease of administration compared to alternative treatments;
•    the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•    the strength of marketing and distribution support;
•    the timing of market introduction of competitive products;
•    the availability of third-party coverage and adequate reimbursement;
•    the prevalence and severity of any side effects; and
•    any restrictions on the use of our products, if approved, together with other medications.
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
We face an inherent risk of clinical trial and product liability exposure related to the testing of our product candidates in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no product candidates that have been approved for commercial sale, the use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•    decreased demand for any product candidates we may develop;
•    injury to our reputation and significant negative media attention;
•    withdrawal of clinical trial participants;
•    significant costs to defend any related litigation;
•    substantial monetary awards to trial participants or patients;
•    loss of revenue;
•    reduced resources of our management to pursue our business strategy; and
•    the inability to commercialize any product candidates we may develop.
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
For the three months ended March 31, 2024 and the year ended December 31, 2023, sales to customers outside of the United States accounted for approximately 36% and 25% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
Additionally, we could face heightened risks as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. As of January 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, is now the sole decision maker for marketing authorizations of pharmaceutical products in the United Kingdom, except for Northern Ireland, which is subject to European Union rules under the Northern Ireland Protocol. The United Kingdom and the European Union have however agreed to the Windsor Framework which fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. Once implemented, the changes introduced by the Windsor Framework will result in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market

(including Northern Ireland), and the European Medicines Agency, or the EMA, will no longer have any role in approving medicinal products destined for Northern Ireland. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see “Item 1. Business—License Agreements with Columbia University” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.
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

Furthermore, these provisions of the IRA may cause some companies to shift their research portfolio and priorities more towards large molecules (i.e. biologics such as antibodies) rather than small molecules. Although we do have applications of our technology to biologics, we do not yet have the same validation or value for large molecule discovery as we do for small molecule discovery. Accordingly, if the IRA causes the pharmaceutical industry to pivot investment and portfolio strategy away from small molecule drug discovery and towards biologics, it could have a material adverse effect on the expected value of our drug discovery programs and also on the perceived value of using our software to develop product candidates. In addition, if investment levels and development interest in small molecule therapeutics decreased, it may become more difficult for us to enter into collaborations on commercially acceptable terms, or at all, for our proprietary drug discovery programs. If we are unable to find suitable collaborators and/or partners for our programs, we may be forced to fund and undertake development or commercialization activities on our own for more programs than we would otherwise expect to, or plan for, which could adversely affect our business and financial condition.
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

Climate-related macroeconomic trends, including the transition to a lower carbon economy, the effects of carbon pricing, changes in public sentiment, and the potential enactment of climate-related rules and regulations, continue to evolve and may increase our legal, compliance and business costs. Further, increases in climate-related litigation instituted against companies, the cost of climate-related insurance premiums, and the implementation of a more robust business continuity plan and a disaster recovery plan could increase the costs necessary to maintain our operations or achieve any sustainability commitments we may make, which could harm our business.
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
As of April 22, 2024, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 37.9% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 45.7% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through April 22, 2024, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
•equity or debt financing;
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of April 22, 2024, we had outstanding 63,515,197 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of March 31, 2024, we have sold 282,963 shares of common stock for total net proceeds of $7.6 million, and have $242.2 million of common stock remaining available for sale under the ATM.
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

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Patrick Lorton, Executive Vice President, Chief Technology Officer, Chief Operating Officer, Software	Adoption (March 4, 2024)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until June 15, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 50,000 shares

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amended and Restated Sales Agreement, dated as of February 28, 2024, by and between Schrödinger, Inc. and Leerink Partners LLC.	8-K	001-39206	1.1	2/29/2024
10.2	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and the other parties thereto, as amended from time to time (including on February 26, 2024).	10-K	001-39206	10.1	2/28/2024
10.3	Fifth Amended and Restated Director Compensation Policy.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: May 1, 2024	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2024	By:	/s/ Geoffrey Porges, MBBS
Executive Vice President and Chief Financial Officer (Principal Financial Officer)