Form 10-Q
period 2024-06-30
Schrodinger, Inc.
filed 2024-07-31
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 24, 2024, the registrant had 63,632,340 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
•our research and development efforts for our proprietary drug discovery programs and our computational platform, including the initiative to expand the application of our platform to predict toxicity associated with binding to off-target proteins;
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
You should read this Quarterly Report and the documents that we file with the Securities and Exchange Commission with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report are made as of the date of this Quarterly Report, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$108,109	$155,315
Restricted cash	4,227	5,751
Marketable securities	269,180	307,688
Accounts receivable, net of allowance for doubtful accounts of $150 and $220	11,849	65,992
Unbilled and other receivables, net for allowance for unbilled receivables of $130 and $100	40,321	23,124
Prepaid expenses	15,493	9,926
Total current assets	449,179	567,796
Property and equipment, net	25,723	23,325
Equity investments	88,555	83,251
Goodwill	4,791	4,791
Right of use assets - operating leases	116,525	117,778
Other assets	3,598	6,014
Total assets	$688,371	$802,955
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$8,116	$16,815
Accrued payroll, taxes, and benefits	24,320	31,763
Deferred revenue	40,799	56,231
Lease liabilities - operating leases	16,801	16,868
Other accrued liabilities	9,723	11,996
Total current liabilities	99,759	133,673
Deferred revenue, long-term	7,080	9,043
Lease liabilities - operating leases, long-term	107,128	111,014
Other liabilities, long-term	424	667
Total liabilities	214,391	254,397
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 63,621,165 and 62,977,316 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	636	630
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	92	92
Additional paid-in capital	920,621	885,973
Accumulated deficit	(447,189)	(338,418)
Accumulated other comprehensive (loss) income	(180)	281
Total stockholders' equity	473,980	548,558
Total liabilities and stockholders' equity	$688,371	$802,955
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Software products and services	$35,404	$29,352	$68,819	$61,565
Drug discovery	11,930	5,837	15,113	38,406
Total revenues	47,334	35,189	83,932	99,971
Cost of revenues:
Software products and services	7,167	6,695	15,143	13,810
Drug discovery	8,832	14,684	18,564	26,658
Total cost of revenues	15,999	21,379	33,707	40,468
Gross profit	31,335	13,810	50,225	59,503
Operating expenses:
Research and development	50,835	42,705	101,446	83,446
Sales and marketing	9,693	9,022	19,864	18,167
General and administrative	23,536	23,216	49,077	49,524
Total operating expenses	84,064	74,943	170,387	151,137
Loss from operations	(52,729)	(61,133)	(120,162)	(91,634)
Other (expense) income
Gain on equity investments	—	—	—	147,322
Change in fair value	(5,833)	40,654	2,304	76,391
Other income	4,598	4,326	9,626	7,263
Total other (expense) income	(1,235)	44,980	11,930	230,976
(Loss) income before income taxes	(53,964)	(16,153)	(108,232)	139,342
Income tax expense (benefit)	83	(20,431)	539	5,928
Net (loss) income	$(54,047)	$4,278	$(108,771)	$133,414
Net (loss) income per share of common and limited common stockholders, basic:	$(0.74)	$0.06	$(1.50)	$1.86
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	72,711,685	71,642,722	72,501,409	71,555,395
Net (loss) income per share of common and limited common stockholders, diluted:	$(0.74)	$0.06	$(1.50)	$1.79
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	72,711,685	75,064,323	72,501,409	74,499,672
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(54,047)	$4,278	$(108,771)	$133,414
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(108)	216	(461)	1,699
Comprehensive (loss) income	$(54,155)	$4,494	$(109,232)	$135,113
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive gain (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,977,316	$630	9,164,193	$92	$885,973	$(338,418)	$281	$548,558
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(353)	(353)
Issuances of common stock upon stock option exercises	41,623	—	—	—	390	—	—	390
Issuance of common stock upon vesting of RSUs and PRSUs	170,964	2	—	—	—	—	—	2
Issuance of common stock in ATM offering	282,963	3	—	—	7,612	—	—	7,615
Stock-based compensation	—	—	—	—	12,218	—	—	12,218
Net loss	—	—	—	—	—	(54,724)	—	(54,724)
Balance at March 31, 2024	63,472,866	635	9,164,193	92	906,193	(393,142)	(72)	513,706
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(108)	(108)
Issuances of common stock upon stock option exercises	57,533	1	—	—	557	—	—	558
Issuance of common stock upon vesting of RSUs and PRSUs	50,644	—	—	—	—	—	—	—
Issuance of common stock in ATM offering	40,122	—	—	—	1,063	—	—	1,063
Stock-based compensation	—	—	—	—	12,808	—	—	12,808
Net loss	—	—	—	—	—	(54,047)		(54,047)
Balance at June 30, 2024	63,621,165	$636	9,164,193	$92	$920,621	$(447,189)	$(180)	$473,980

Balance at December 31, 2022	62,163,739	$622	9,164,193	$92	$828,700	$(379,138)	$(2,382)	$447,894
Change in unrealized gain on marketable securities	—	—	—	—	—	—	1,483	1,483
Issuances of common stock upon stock option exercises	186,201	1	—	—	866	—	—	867
Issuance of common stock upon vesting of RSUs	12,075	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,880	—	—	10,880
Net income	—	—	—	—		129,136	—	129,136
Balance at March 31, 2023	62,362,015	623	9,164,193	92	840,446	(250,002)	(899)	590,260
Change in unrealized gain on marketable securities	—	—	—	—	—	—	216	216
Issuances of common stock upon stock option exercises	340,229	4	—	—	4,694	—	—	4,698
Stock-based compensation	—	—	—	—	11,773	—	—	11,773
Net income	—	—	—	—	—	4,278	—	4,278
Balance at June 30, 2023	62,702,244	$627	9,164,193	$92	$856,913	$(245,724)	$(683)	$611,225
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(108,771)	$133,414
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on equity investments	—	(147,322)
Fair value adjustments	(2,304)	(76,391)
Depreciation and amortization	2,837	2,925
Stock-based compensation	25,026	22,653
Noncash investment accretion	(4,706)	(2,858)
Loss on disposal of property and equipment	7	63
Decrease (increase) in assets:
Accounts receivable, net	54,143	46,301
Unbilled and other receivables	(17,197)	(1,448)
Reduction in the carrying amount of right of use assets - operating leases	4,205	3,720
Prepaid expenses and other assets	(6,118)	(11,408)
(Decrease) increase in liabilities:
Accounts payable	(8,941)	192
Income taxes payable	—	4,779
Accrued payroll, taxes, and benefits	(7,443)	(3,554)
Deferred revenue	(17,395)	(21,235)
Lease liabilities - operating leases	(3,953)	(1,584)
Other accrued liabilities	(2,389)	2,216
Net cash used in operating activities	(92,999)	(49,537)
Cash flows from investing activities:
Purchases of property and equipment	(5,096)	(6,007)
Purchases of equity investments	(3,000)	(4,125)
Distribution from equity investment	—	147,117
Purchases of marketable securities	(153,513)	(125,714)
Proceeds from maturity of marketable securities	196,266	228,174
Net cash provided by investing activities	34,657	239,445
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	950	5,565
Principal payments on finance leases	(29)	—
Payment of offering costs	—	(174)
Issuance of common stock upon ATM offering, net	8,691	—
Net cash provided by financing activities	9,612	5,391
Net (decrease) increase in cash and cash equivalents and restricted cash	(48,730)	195,299
Cash and cash equivalents and restricted cash, beginning of period	161,066	95,717
Cash and cash equivalents and restricted cash, end of period	$112,336	$291,016

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$439	$918
Supplemental disclosure of non-cash investing and financing activities
Accrued offering costs	—	199
Purchases of property and equipment in accounts payable	435	2,935
Purchases of property and equipment in accrued liabilities	331	30
Acquisition of right of use assets - operating leases, contingency resolution	2,848	514
Acquisition of right of use assets in exchange for lease liabilities - operating leases	—	6,333
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2024 and 2023
(in thousands, except for share and per share amounts and note 3(c))
(1)    Description of Business
Schrödinger, Inc. (the "Company") has developed a differentiated, physics-based computational platform that enables discovery of high-quality, novel molecules for drug development and materials applications more rapidly and at a lower cost, compared to traditional methods. The Company's software platform is licensed by biopharmaceutical and industrial companies, academic institutions, and government laboratories around the world. The Company is also applying its computational platform to advance a broad pipeline of drug discovery programs in collaboration with leading biopharmaceutical companies. In addition, the Company uses its computational platform to discover novel molecules for its pipeline of proprietary drug discovery programs, which the Company is advancing through preclinical and clinical development.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. During the three and six months ended June 30, 2024, 40,122 and 323,085 shares of common stock, respectively, were sold under the ATM for total net proceeds of $1,065 and $8,691, respectively, and gross proceeds of $1,087 and $8,868, respectively, before deducting sales agent commissions. As of June 30, 2024, the Company had $241,132 of common stock remaining available for sale under the ATM.
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
(b)    Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements and the related interim disclosures have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
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
(c)    Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include the accounts of Schrödinger, Inc., its wholly owned subsidiaries, and its variable interest entity. All intercompany balances and transactions have been eliminated in consolidation. The functional currency for foreign entities is the U.S. dollar. The Company accounts for investments over which it has significant influence, but not a controlling financial interest, using the equity method.
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
As of June 30, 2024, no customer accounted for more than 10% of total accounts receivable. As of December 31, 2023, two customers accounted for 15% and 11% of total accounts receivable, respectively. As of June 30, 2024, two customers accounted for 31% and 28% of total contract assets, respectively. As of December 31, 2023, two customers accounted for 42% and 22% of total contract assets, respectively.
For the three months ended June 30, 2024, one customer accounted for 18% of total revenue. For the six months ended June 30, 2024, one customer accounted for 12% of total revenue. For the three months ended June 30, 2023, no customer accounted for more than 10% of total revenue. For the six months ended June 30, 2023, one customer accounted for 30% of total revenue.
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
The Company recognizes the effect of income tax positions only if such positions are deemed "more likely than not" capable of being sustained. Interest and penalties accrued on unrecognized tax benefits are included within income tax expense in the unaudited condensed consolidated financial statements.

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
Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with Accounting Standards Codification ("ASC") Topic 323 ("Topic 323"), Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost less impairment, in accordance with ASC Topic 321 ("Topic 321"), Investments - Equity Securities.
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Software products and services – point in time	40.1%	47.8%	44.1%	37.1%
Software products and services – over time	34.7	35.6	37.9	25.0
Drug Discovery – point in time	19.3	—	10.9	27.4
Drug Discovery – over time	5.9	16.6	7.1	10.5

(a)Software Products and Services
The Company enters into contracts that can include various combinations of licenses, products and services, some of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price ("SSP") basis. Revenue is recognized net of any sale and value-added taxes collected from customers and subsequently remitted to governmental authorities.
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
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC originally entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized annually from June 2020 through June 2022 and upon extension of the agreement in August 2023, when invoiced, in accordance with ASC Topic 958, Not-for-Profit Entities ("Topic 958"), as the agreement is not an exchange transaction.
The agreement with Gates Ventures, LLC initially covered the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry into the agreement and $1,000 upon each of the first and second anniversary of the agreement. The agreement was then extended through August 13, 2026 and provides for total additional consideration of up to $6,000. The Company recognized revenue of $1,800 upon extension of the agreement. As of June 30, 2024 and December 31, 2023, the Company had no deferred revenue balance related to this agreement. As of June 30, 2024 and December 31, 2023, the Company had no accounts receivable related to this agreement.

The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
On-premise software	$18,758	$16,814	$36,377	$36,758
Hosted software	8,087	4,451	15,263	8,902
Software maintenance	5,840	5,877	11,735	11,627
Professional services	2,719	2,210	5,444	4,278
Revenue from contracts with customers	35,404	29,352	68,819	61,565
Software contribution	—	—	—	—
Total software revenue	$35,404	$29,352	$68,819	$61,565
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
As of June 30, 2024, milestones not yet achieved that were determined to be probable of achievement totaled $10,000, of which $9,115 was recognized as drug discovery milestone revenue for the six months ended June 30, 2024. As of June 30, 2023, milestones not yet achieved that were determined to be probable of achievement totaled $2,500, of which $2,171 was recognized as drug discovery milestone revenue for the six months ended June 30, 2023.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill and Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that expires in October 2025. Revenue is recognized as conditions are met in accordance with Topic 958. As of June 30, 2024 and December 31, 2023, the Company had deferred revenue balances related to these agreements of $667 and $1,581, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Drug discovery services revenue from contracts with customers	$11,506	$5,232	$14,198	$37,035
Drug discovery contribution	424	605	915	1,371
Total drug discovery revenue	$11,930	$5,837	$15,113	$38,406
(c)Collaboration and License Agreement
On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1, which were two of the Company’s proprietary programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to the Company. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to the Company, which increased revenue recognition in the third quarter of 2022 due to the accelerated completion of the Company's obligations related to the program. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. In September 2023, BMS elected not to proceed with further development of two related oncology programs and all rights to these programs reverted to the Company, which increased revenue recognition in the third quarter of 2023 due to the accelerated completion of the Company's obligations related to those programs. In the first quarter of 2024, BMS elected not to proceed with further development of the SOS1 program based on portfolio prioritization decisions and all rights to this program reverted to the Company. In July 2024, BMS elected not to proceed with further development of an immunology target and all rights to this program reverted to the Company. There is one remaining active program under the agreement, as amended.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company is solely responsible for the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront fee payment of $55.0 million in November 2020 and an additional upfront payment in December 2022. As of June 30, 2024, the Company is eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of June 30, 2024, the Company has recognized $32.0 million in revenue related to milestones under this agreement.
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
The Company assessed the collaboration and license agreement in accordance with Topic 606 and concluded that BMS is a customer based on the agreement structure. At inception, the Company identified one performance obligation for each of the five programs initially covered under the agreement, which includes research activities for each program and a license grant for the underlying intellectual property. The Company determined that the license grant for intellectual property is not separable from the research activities, as the research activities are expected to significantly modify or enhance the license grant over the period of service, and therefore are not distinct in the context of the contract.
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

During the three and six months ended June 30, 2024, the Company recognized $7.5 million and $9.0 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. During the three and six months ended June 30, 2023, the Company recognized $0.7 million and $28.8 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of June 30, 2024 and December 31, 2023, there was $4.7 million and $7.3 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of June 30, 2024 and December 31, 2023, the Company had no outstanding receivables for this collaboration.
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
Contract balances were as follows:

	As of June 30, 2024	As of December 31, 2023
Contract assets	$38,826	$21,107
Deferred revenue, short-term:
Software products and services	31,670	44,218
Drug discovery	9,129	12,013
Deferred revenue, long-term:
Software products and services	1,816	2,407
Drug discovery	5,264	6,636
For the three and six months ended June 30, 2024 and 2023, the Company recognized $15,069, $34,877, $20,628, and $37,382 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 85% of its June 30, 2024 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $41,684 as of June 30, 2024.
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

Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of June 30, 2024 and December 31, 2023. The following table presents information about the Company’s assets measured at fair value as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$112,336	$—	$—	$112,336
Marketable securities	—	269,180	—	269,180
Equity investments	81,927	—	—	81,927
Total	$194,263	$269,180	$—	$463,443
The following table presents information about the Company’s assets measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$161,066	$—	$—	$161,066
Marketable securities	—	307,688	—	307,688
Equity investments	79,623	—	1,928	81,551
Total	$240,689	$307,688	$1,928	$550,305
The following table sets forth changes in fair value of the Company’s Level 3 investments:

Amount
As of December 31, 2022	$1,629
Realized gain	147,213
Cash distributions	(147,213)
Transfer to Level 1	(1,629)
Unrealized gain	1,928
As of December 31, 2023	1,928
Unrealized loss	—
As of March 31, 2024	1,928
Topic 321 transition	(1,928)
As of June 30, 2024	$—
The fair value of the Company’s investment in Nimbus Therapeutics, LLC ("Nimbus"), classified as Level 3 in the fair value hierarchy, was recorded as an equity method investment under Topic 323, using the hypothetical liquidated book value method ("HLBV method") through June 30, 2023, as further described in Note 10, Equity Investments. Significant unobservable inputs used to determine Nimbus’ fair value under the HLBV method were the entity's annual financial statements and the Company’s liquidation preference. During the year ended December 31, 2023, the Company recorded a realized gain of $147,213 on account of its equity position in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858. The Company received $147,213 in cash distributions related to this sale from Nimbus during the year ended December 31, 2023. Following the dilution of the Company's investment in Nimbus during the period ended September 30, 2023, the fair value of the Company's investment is recorded under Topic 321 as a non-marketable equity security as the Company no longer exercises significant influence over Nimbus. This change in accounting method resulted in an unrealized gain of $1,928. As the Company's investment in Nimbus is recorded under Topic 321, it is no longer required to be recorded as a Level 3 investment.
During the year ended December 31, 2023, the Company recorded a transfer of $1,629 from a Level 3 investment to a Level 1 investment due to the completion of Structure Therapeutics Inc.'s ("Structure Therapeutics"), initial public offering ("IPO"). The Company's investment in Structure Therapeutics was previously recorded using the HLBV method. Following the completion of Structure Therapeutics' IPO, the Company's investment in Structure Therapeutics is recorded under Topic 321 because there is an observable price of the investment.
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of June 30, 2024, the remaining weighted average lease term for operating and finance leases was 11 years.
During the six months ended June 30, 2024, operating lease right of use assets increased by $2,952 due to contingency resolutions associated with office leases.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the six months ended June 30, 2024. Additional details of the Company’s operating and finance leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease costs	$4,569	$4,131	$9,059	$7,926
Cash paid for leases	4,294	2,923	8,393	5,560

Maturities of operating and finance lease liabilities as of June 30, 2024 under noncancelable leases were as follows:

Year ending December 31:
Remainder of 2024	$9,196
2025	17,480
2026	17,165
2027	16,003
2028	14,965
Thereafter	112,033
Total future minimum lease payments	186,842
Less: imputed interest	(62,670)
Present value of future minimum lease payments	124,172
Less: current portion of lease payments	16,915
Lease liabilities, long-term	$107,257
(b)    Legal Matters
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.
(c)    Contingencies
The Company is currently under audit with a royalty partner. As of June 30, 2024, the Company believes a contingency is probable and has accrued $1,777 related to this audit.
(6)    Income Taxes
The Company estimates an annual effective income tax rate based on projected results for the year and applies this rate to income before taxes to calculate income tax expense. Any refinements made due to subsequent information that affects the estimated annual effective income tax rate are reflected as adjustments in the current period.
For the three and six months ended June 30, 2024, the Company’s income tax expense was $83 and $539, respectively.
For the three months ended June 30, 2023, the Company's income tax benefit was $20,431. For the six months ended June 30, 2023, the Company’s income tax expense $5,928. For the three and six months ended June 30, 2024, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are "more likely than not" capable of being sustained. As of June 30, 2024, the Company had $3,045 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At June 30, 2024, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2021 and 2020, respectively. Net operating loss ("NOL") and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

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
(7)    Stockholders’ Equity
(a)    Common Stock
As of June 30, 2024, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of June 30, 2024, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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
(c)    Preferred Stock
As of June 30, 2024, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of June 30, 2024, the Company’s stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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
As of June 30, 2024 and December 31, 2023, there were 6,260,795 and 3,472,195 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of sales	$1,360	$1,390	$2,495	$2,688
Research and development	4,228	3,807	8,294	7,322
Sales and marketing	968	941	1,942	1,791
General and administrative	6,252	5,635	12,295	10,852
Total stock-based compensation	$12,808	$11,773	$25,026	$22,653
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
There were 74,338, 1,189,308, 76,105 and 714,980 RSUs granted during the three and six months ended June 30, 2024 and 2023, respectively. The weighted average grant date fair value for each RSU granted during the three and six months ended June 30, 2024 and 2023 was $21.00, $25.01, $42.82, and $25.37, respectively.
As of June 30, 2024, there was $37,870 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.34 years. During the three and six months ended June 30, 2024 and 2023, 50,644, 212,608, zero, and 12,075 RSUs vested, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2024 and 2023 was $1,049, $5,455, zero, and $293, respectively.
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
The weighted average grant date fair value for each PRSU granted during the three and six months ended June 30, 2024 and 2023 was zero, $26.08, zero, and $22.48, respectively. During the three and six months ended June 30, 2024, zero and 9,000 PRSUs vested, respectively. No PRSUs vested during the three and six months ended June 30, 2023.
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
During the three and six months ended June 30, 2024 and 2023, 57,533, 99,156, 340,229, and 526,430 options under the Plans were exercised for total proceeds of $558, $948, $4,698, and $5,565, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during 2024 and 2023 were calculated using an average of historical exercises. Estimated volatility for the six months ended June 30, 2024 and 2023 incorporated a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.

Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Six Months Ended June 30,
	2024	2023
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	65%	67%
Expected term (years)	5.31	4.97
Risk-free interest rate	4.22%	3.77%
The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2024 and 2023 was $11.85, $14.90, $22.20, and $15.20, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2024 and 2023 was $726, $1,449, $8,102, and $11,305, respectively.
As of June 30, 2024, there was $58,989 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.28 years. The fair value of shares vested during the three and six months ended June 30, 2024 and 2023 was $10,870, $23,638, $10,842, and $27,867 respectively.
(9)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net (loss) income per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to Schrödinger common and limited common stockholders	$(54,047)	$4,278	$(108,771)	$133,414
Denominator:
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	72,711,685	71,642,722	72,501,409	71,555,395
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	—	3,421,601	—	2,944,277
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	72,711,685	75,064,323	72,501,409	74,499,672

Net (loss) income per share of common and limited common stockholders, basic:	$(0.74)	$0.06	$(1.50)	$1.86
Net (loss) income per share of common and limited common stockholders, diluted:	$(0.74)	$0.06	$(1.50)	$1.79
For the three and six months ended June 30, 2024, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding.
Since the Company was in a loss position for the three and six ended June 30, 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares subject to outstanding common stock options and unvested RSUs and PRSUs	13,796,103	6,183,141	13,796,103	6,287,929
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
The carrying value of the Nimbus investment was $1,928 as of both June 30, 2024 and December 31, 2023. The Company has no obligation to fund Nimbus losses in excess of its initial investment. For the three and six months ended June 30, 2024, the Company reported no gain or loss on the Nimbus investment. For the three months ended June 30, 2023, the Company reported no gain or loss on the Nimbus investment. For the six months ended June 30, 2023, the Company reported a realized gain of $147,322 on the Nimbus investment, which reflected the total cash distribution the Company was eligible to receive from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858.
(b)    Morphic
The Company accounts for its investment in Morphic Holding, Inc. ("Morphic") at fair value based on the share price of Morphic’s common stock at the measurement date.
During the three and six months ended June 30, 2024, the Company reported a mark-to-market loss of $944 and a mark-to-market gain of $4,333, respectively, on the Morphic investment. During the three and six months ended June 30, 2023, the Company reported a mark-to-market gain of $16,441 and $25,533, respectively, on the Morphic investment.
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s investment in Morphic was $28,447 and $24,114, respectively.
(c)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. ("Ajax") for $1,700 in cash. In April 2024, the Company purchased 1,416,450 shares of Series C preferred stock of Ajax for $3,000 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax.
As of June 30, 2024 and December 31, 2023, the carrying value of the Company’s investment in Ajax was $4,700 and $1,700, respectively.

(d)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash. On February 7, 2023, Structure Therapeutics completed its IPO. Immediately upon the closing of Structure Therapeutics' IPO, all of the outstanding Series B preferred stock automatically converted into ordinary shares on a one-for-one basis. As of June 30, 2024, the Company owned 3,260,495 ordinary shares of Structure Therapeutics. The Company purchased 275,000 American Depository Shares ("ADSs") at $15.00 per ADS in the IPO. Each ADS represents three ordinary shares.
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
During the three and six months ended June 30, 2024, the Company reported a mark-to-market loss of $4,888 and $2,029, respectively, on the Structure Therapeutics investment. During the three and six months ended June 30, 2023, the Company reported a mark-to-market gain of $24,300 and $50,857, respectively, on the Structure Therapeutics investment. As of June 30, 2024 and December 31, 2023, the carrying value of the Company's investment in Structure Therapeutics was $53,479 and $55,509, respectively.
(11)    Related Party Transactions
(a)    Board Member
For the three and six months ended June 30, 2024 and 2023, the Company paid consulting fees of $105, $210, $105, and $210, respectively, to a member of its board of directors.
(b)    Bill and Melinda Gates Foundation
The Bill and Melinda Gates Foundation, an entity under common control with Bill and Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was $63, $70, $87, and $120 for the three and six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had no net receivables due from the Bill and Melinda Gates Foundation.
For the three and six months ended June 30, 2024 and 2023, the Company recognized $424, $914, $605, and $1,371, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of June 30, 2024 and December 31, 2023, the Company had no receivables due under these agreements from the Bill and Melinda Gates Foundation. As of June 30, 2024 and December 31, 2023, restricted cash on hand related to the arrangement was $726 and $2,251, respectively.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC annually from June 2020 to June 2022. In August 2023, the Company renewed the agreement with Gates Ventures, LLC and recognized $1,800 in contribution revenue. As of June 30, 2024 and December 31, 2023, the Company had no net receivables due from Gates Ventures, LLC.
(12)    Segment Reporting
The Company has determined that its chief executive officer ("CEO") is its chief operating decision maker ("CODM"). The Company’s CEO evaluates the financial performance of the Company based on two reportable segments: Software and Drug Discovery. The Software segment is focused on licensing the Company’s software to transform molecular discovery. The Drug Discovery segment is focused on building a portfolio of preclinical and clinical drug programs, internally and through collaborations.

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
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment revenues:
Software	$35,404	$29,352	$68,819	$61,565
Drug discovery	11,930	5,837	15,113	38,406
Total segment revenues	$47,334	$35,189	$83,932	$99,971
Segment gross profit:
Software	$28,237	$22,657	$53,676	$47,755
Drug discovery	3,098	(8,847)	(3,451)	11,748
Total segment gross profit	31,335	13,810	50,225	59,503
Unallocated:
Research and development	(50,835)	(42,705)	(101,446)	(83,446)
Sales and marketing	(9,693)	(9,022)	(19,864)	(18,167)
General and administrative	(23,536)	(23,216)	(49,077)	(49,524)
Gain on equity investments	—	—	—	147,322
Change in fair value	(5,833)	40,654	2,304	76,391
Other income	4,598	4,326	9,626	7,263
Income tax (expense) benefit	(83)	20,431	(539)	(5,928)
Consolidated net (loss) income	$(54,047)	$4,278	$(108,771)	$133,414
Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$30,699	$23,964	$53,996	$74,308
APAC	8,709	6,237	14,210	13,310
EMEA	7,805	4,832	15,001	11,660
Rest of World	121	156	725	693
	$47,334	$35,189	$83,932	$99,971

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
Over the last decade, we have entered into a number of collaborations with leading biopharmaceutical companies that have provided us with significant income and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. We have initiated dosing in a Phase 1 clinical trial of SGR-1505, which is designed as an open-label, multi-center dose escalation trial in patients with relapsed or refractory B-cell lymphomas. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts will evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to establish the recommended dose. We anticipate reporting initial data from the trial in the first half of 2025.
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
In July 2023, the FDA cleared our IND for our CDC7 inhibitor, which we refer to as SGR-2921. In July 2024, the FDA granted Fast Track designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia. We have initiated dosing in a Phase 1 clinical trial of SGR-2921, which is designed as an open-label, multi-center dose-escalation clinical trial in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome. The trial is designed to evaluate the safety and tolerability of SGR-2921 as a monotherapy and to identify the recommended phase 2 dose, including the maximum tolerated dose. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and pharmacodynamics of SGR-2921 and investigating preliminary anti-tumor activity. We anticipate reporting initial data from the trial in the second half of 2025. In March 2024, we also submitted an IND to the FDA for our novel WEE1/MYT1 inhibitor, which we refer to as SGR-3515, and the FDA cleared the IND in April 2024. We recently initiated dosing in a Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and recommended Phase 2 dose of SGR-3515, and we anticipate reporting initial data from the trial in the second half of 2025.
In July 2024, we launched an initiative to expand our computational platform to predict toxicity associated with binding to off-target proteins. The goal of this initiative is to develop a computational solution to improve the properties of drug development candidates and reduce the risk of development failure. The project will be funded initially by a $10 million grant from the Bill & Melinda Gates Foundation.
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
In July 2024, Morphic Holding, Inc., or Morphic, one of our drug discovery collaborators, announced its planned acquisition by Eli Lilly and Company, or Lilly, for $57.00 per share, or approximately $3.2 billion, payable at closing. The transaction is expected to close in the third quarter of 2024, subject to customary closing conditions. We currently own 834,968 shares of Morphic and are also entitled to low single-digit royalties on our clinical development programs under our collaboration agreement with Morphic, including MORF-057.
We are party to an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, the Schrödinger therapeutics group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. We have recognized a total of $32.0 million in milestone payments from BMS as of June 30, 2024. In the first quarter of 2024, BMS elected not to proceed with further development of the SOS1 program based on portfolio prioritization decisions and all rights to this program reverted to us. Given the potential of SOS1 inhibition to be used in combination with KRAS and other inhibitors, our current plan is to seek to advance this program through a collaboration. In July 2024, BMS elected not to proceed with further development of an immunology target and all rights to this program reverted to the Company. Based on the project viability and competitive positioning of the initial target product profile, we do not intend to further advance this program. See "Collaboration and License Agreement" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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
We generated revenue of $47.3 million and $35.2 million during the three months ended June 30, 2024 and 2023, respectively, representing a year-over-year increase of 35%. Our net loss for the three months ended June 30, 2024 was $54.0 million. Our net income for the three months ended June 30, 2023 was $4.3 million.
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
Software contribution revenue. Software contribution revenue consists of funds received under a non-reciprocal agreement with Gates Ventures, LLC originally entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized annually from June 2020 through June 2022 and upon extension of the agreement in August 2023, when invoiced, in accordance with Accounting Standard Codification, or ASC, Topic 958, Not-for-Profit Entities, or Topic 958, as the agreement is not an exchange transaction.
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
Drug discovery contribution revenue. Contribution revenue consists of funds received under agreements with the Bill and Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as conditions are met in accordance with Topic 958.
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
Change in Fair Value
Fair value gains and losses consist of adjustments to the fair value of our equity investments, which may include Nimbus, Structure Therapeutics Inc., or Structure Therapeutics, and Morphic. We remeasure our investments at each period end.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and 2023
The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$35,404	$29,352	$6,052	21%	$68,819	$61,565	$7,254	12%
Drug discovery	11,930	5,837	6,093	104%	15,113	38,406	(23,293)	(61)%
Total revenues	47,334	35,189	12,145	35%	83,932	99,971	(16,039)	(16)%
Cost of revenues:
Software products and services	7,167	6,695	472	7%	15,143	13,810	1,333	10%
Drug discovery	8,832	14,684	(5,852)	(40)%	18,564	26,658	(8,094)	(30)%
Total cost of revenues	15,999	21,379	(5,380)	(25)%	33,707	40,468	(6,761)	(17)%
Gross profit	31,335	13,810	17,525	127%	50,225	59,503	(9,278)	(16)%
Operating expenses:
Research and development	50,835	42,705	8,130	19%	101,446	83,446	18,000	22%
Sales and marketing	9,693	9,022	671	7%	19,864	18,167	1,697	9%
General and administrative	23,536	23,216	320	1%	49,077	49,524	(447)	(1)%
Total operating expenses	84,064	74,943	9,121	12%	170,387	151,137	19,250	13%
Loss from operations	(52,729)	(61,133)	8,404	(14)%	(120,162)	(91,634)	(28,528)	31%
Other (expense) income
Gain on equity investments	—	—	—	N/M	—	147,322	(147,322)	N/M
Change in fair value	(5,833)	40,654	(46,487)	N/M	2,304	76,391	(74,087)	N/M
Other income	4,598	4,326	272	N/M	9,626	7,263	2,363	N/M
Total other (expense) income	(1,235)	44,980	(46,215)	N/M	11,930	230,976	(219,046)	N/M
(Loss) income before income taxes	(53,964)	(16,153)	(37,811)	N/M	(108,232)	139,342	(247,574)	N/M
Income tax expense (benefit)	83	(20,431)	20,514	N/M	539	5,928	(5,389)	N/M
Net (loss) income	$(54,047)	$4,278	$(58,325)	N/M	$(108,771)	$133,414	$(242,185)	N/M
N/M – not meaningful

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$18,758	$16,814	$1,944	12%	$36,377	$36,758	$(381)	(1)%
Hosted software	8,087	4,451	3,636	82%	15,263	8,902	6,361	71%
Software maintenance	5,840	5,877	(37)	(1)%	11,735	11,627	108	1%
Professional services	2,719	2,210	509	23%	5,444	4,278	1,166	27%
Revenue from contracts with customers	35,404	29,352	6,052	21%	68,819	61,565	7,254	12%
Software contribution	—	—	—	—%	—	—	—	—%
Total software products and services	35,404	29,352	6,052	21%	68,819	61,565	7,254	12%
Drug discovery
Drug discovery services	11,506	5,232	6,274	120%	14,198	37,035	(22,837)	(62)%
Drug discovery contribution	424	605	(181)	(30)%	915	1,371	(456)	(33)%
Total drug discovery	11,930	5,837	6,093	104%	15,113	38,406	(23,293)	(61)%
Total revenues	$47,334	$35,189	$12,145	35%	$83,932	$99,971	$(16,039)	(16)%
Software Products and Services Revenue
On-premise software. The increase in revenues for on-premise software for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to timing of revenue for customer renewals. The decrease in revenues for on-premise software for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to fewer multi-year customer contracts with upfront revenue recognition in the current period versus the comparable period.
Hosted software. The increase in revenues for hosted software for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily due to increased spend from existing customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over time.
Software maintenance. The decrease in revenues for software maintenance for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to fluctuations in the length of renewal periods. The increase in revenues for software maintenance for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to the fluctuation of on-premise software renewal periods, including multi-year customer arrangements, in the current period versus the comparable period. Software maintenance revenue is recognized ratably over time.
Professional services. The increase in revenues from professional services for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was primarily related to the progress and completion of technology and modeling service projects.
Software contribution revenue. There was no software contribution revenue during the three and six months ended June 30, 2024 and 2023.

Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily due to the timing and amount of collaboration milestones achieved.
The decrease in revenues for drug discovery services for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to the timing and amount of collaboration milestones achieved, including $25.0 million recognized from BMS in the three months ended March 31, 2023, as well as BMS electing not to proceed with further development for two programs during 2023. The decrease is offset by an increase in revenue due to the progress of existing and new collaborations. We expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. The decrease in contribution revenue for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was due to fluctuation in allotted funds spent under an agreement with the Bill and Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$7,167	$6,695	$472	7%	$15,143	$13,810	$1,333	10%
Gross margin	80%	77%			78%	78%
Drug discovery	8,832	14,684	(5,852)	(40)%	18,564	26,658	(8,094)	(30)%
Software products and services. The increase in cost of revenues for software products and services during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was attributable to increases of approximately $0.6 million in cloud computing expense, partially offset by approximately $0.2 million in royalty expense.
The increase in cost of revenues for software products and services during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributable to increases of approximately $1.2 million in cloud computing expense and approximately $0.2 million in personnel-related expense, partially offset by approximately $0.1 million in royalty expense as a result of replacing third-party licensed code with internally built functionality.
Software products and services gross margin. The increase in software gross margin during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to an increase in software revenue, partially offset by higher cloud computing expense.
Software gross margin remained unchanged for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to an increase in revenue that was offset by higher cloud computing expense.
Drug discovery. The decrease in cost of revenues for drug discovery during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was attributable to decreases of approximately $3.5 million in CRO expense due to the discontinuation of certain collaboration projects, approximately $1.2 million in personnel-related expense reflecting the redeployment of our discovery organization towards proprietary drug discovery programs, approximately $0.9 million in royalties expense, approximately $0.1 million in cloud computing expense, and approximately $0.2 million in other expenses.
The decrease in cost of revenues for drug discovery during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributable to decreases of approximately $5.2 million in CRO expense due to the discontinuation of certain collaboration projects, approximately $1.4 million in personnel-related expense reflecting the redeployment of our discovery organization towards proprietary drug discovery programs, approximately $1.3 million in royalties expense, approximately $0.1 million in cloud computing expense, and approximately $0.1 million in other expenses.
Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
External costs by program:
SGR-1505	$4,220	$3,766	$454	12%	$6,323	$6,676	$(353)	(5)%
SGR-2921	1,892	1,461	431	30%	4,451	2,217	2,234	101%
SGR-3515	1,421	1,677	(256)	(15)%	2,991	3,656	(665)	(18)%
Other early development candidates and unallocated costs	8,392	6,353	2,039	32%	17,084	12,202	4,882	40%
Total external costs for programs in preclinical and clinical development	15,925	13,257	2,668	20%	30,849	24,751	6,098	25%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	10,142	7,326	2,816	38%	20,359	14,526	5,833	40%
Facility and other	508	470	38	8%	998	739	259	35%
Total internal costs	10,650	7,796	2,854	37%	21,357	15,265	6,092	40%
All other research and development	24,260	21,652	2,608	12%	49,240	43,430	5,810	13%
Total research and development expense	$50,835	$42,705	$8,130	19%	$101,446	$83,446	$18,000	22%
The increase in external costs of $2.7 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to an increase in costs associated with development activities and other external costs to support our early-stage product candidates, as well as the ongoing Phase 1 clinical trials of SGR-1505 and SGR-2921, partially offset by slightly lower costs for SGR-3515 due to timing of work performed.
The increase in external costs of $6.1 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to an increase in costs associated with development activities and other external costs to support our early-stage product candidates, as well as the ongoing Phase 1 clinical trial of SGR-2921, partially offset by slightly lower costs for SGR-1505 and SGR-3515 due to timing of work performed
The increase in internal costs for programs in discovery, preclinical and clinical development of $2.9 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to an increase in personnel-related expense.
The increase in internal costs for programs in discovery, preclinical and clinical development of $6.1 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily attributable to an increase in personnel-related expense.
The increase in all other research and development expense during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was attributable to increases of approximately $1.1 million in personnel-related expense, approximately $0.9 million in cloud computing expense, and approximately $0.6 million related to office facilities.

The increase in all other research and development expense during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was attributable to increases of approximately $2.5 million in personnel-related expense, approximately $1.8 million in cloud computing expense, approximately $1.0 million related to office facilities, approximately $0.2 million in travel and entertainment expenses, approximately $0.2 million related to professional services, and approximately $0.1 million in other expenses.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Sales and marketing	$9,693	$9,022	$671	7%	$19,864	$18,167	$1,697	9%
The increase in sales and marketing expense during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was attributable to increases of approximately $0.5 million in travel and entertainment expense, approximately $0.2 million in personnel-related expense, and approximately $0.1 million in cloud computing expense, partially offset by approximately $0.1 million in other expenses.
The increase in sales and marketing expense during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributable to increases of approximately $0.9 million in personnel-related expense, approximately $0.6 million in travel and entertainment expense, and approximately $0.2 million in cloud computing expense.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
General and administrative	$23,536	$23,216	$320	1%	$49,077	$49,524	$(447)	(1)%
The increase in general and administrative expense during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was attributable to increases of approximately $1.3 million in personnel-related expense, approximately $0.5 million related to professional services expense, approximately $0.1 million in travel and entertainment expense, and approximately $0.1 million in cloud computing expense, partially offset by decreases of approximately $1.4 million in royalties related to cash distributions we received from Nimbus, and approximately $0.2 million in other expenses.
The decrease in general and administrative expense during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was attributable to decreases of approximately $3.5 million in royalties related to cash distributions we received from Nimbus, approximately $0.5 million in amortization related to the acceleration of customer relationship intangible assets, and approximately $0.8 million in other expenses, partially offset by increases of approximately $3.2 million in personnel-related expense, approximately $0.9 million related to professional services expense, approximately $0.2 million in cloud computing expense, and approximately $0.1 million in travel and entertainment expense.
Gain on Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Gain on equity investments	$—	$—	$—	$—	$147,322	$(147,322)
There was no gain or loss on equity investments during the three and six months ended June 30, 2024.

The gain on equity investments during the six months ended June 30, 2023 was due to the realized gain on our equity investment in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858.
Change in Fair Value

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Change in fair value	$(5,833)	$40,654	$(46,487)	$2,304	$76,391	$(74,087)
The change in fair value during the three months ended June 30, 2024 was due to an unrealized loss on our investment in Morphic of $0.9 million and an unrealized loss on our investment in Structure Therapeutics of $4.9 million. The change in fair value during the three months ended June 30, 2023 was due to an unrealized gain on our investment in Structure Therapeutics of $24.3 million and an unrealized gain on our investment in Morphic of $16.4 million.
The change in fair value during the six months ended June 30, 2024 was due to an unrealized gain on our investment in Morphic of $4.3 million, partially offset by an unrealized loss on our investment in Structure Therapeutics of $2.0 million. The change in fair value during the six months ended June 30, 2023 was due to an unrealized gain on our investment in Structure Therapeutics of $50.9 million and an unrealized gain on our investment in Morphic of $25.5 million.
Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Other income	$4,598	$4,326	$272	$9,626	$7,263	$2,363
The increase in other income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 was primarily attributable to an increase in interest rates on our investment portfolio.
Income Tax Expense (Benefit)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$83	$(20,431)	$20,514	$539	$5,928	$(5,389)
During the three months ended June 30, 2024, due to the full valuation allowance on our U.S. federal and state tax assets, our income tax expense represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
During the six months ended June 30, 2024, due to the full valuation allowance on our U.S. federal and state tax assets, our income tax expense represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
During the three months ended June 30, 2023, our income tax benefit represented a reduction of our federal and state tax liability due to a decrease in our estimated annual effective income tax rate driven by loss before income tax.
During the six months ended June 30, 2023, our income tax expense primarily represented the federal and state tax liability, which was driven by our cash distributions received from Nimbus and the impact of capitalizing research and development costs for tax purposes. We have sufficient deferred tax assets which we plan to utilize to offset the majority of the cash impact of these taxes.

Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024. There were no material changes to our critical accounting estimates during the six months ended June 30, 2024.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $447.2 million.
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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. During the three and six months ended June 30, 2024, 40,122 and 323,085 shares of common stock, respectively, were sold under the ATM for total net proceeds of $1.1 million and $8.7 million, respectively, and gross proceeds of $1.1 million and $8.9 million, respectively, before deducting sales agent commissions. As of June 30, 2024, we had $241.1 million of common stock remaining available for sale under the ATM.
As of June 30, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $381.5 million.
We believe our existing cash, cash equivalents, and marketable securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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

Our contractual obligations as of June 30, 2024 include lease obligations of $186.8 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $140.8 million, Cambridge, Massachusetts for $15.6 million, Framingham, Massachusetts for $10.8 million and San Diego, California for $5.7 million, which expire in December 2037, June 2032, March 2033 and January 2031, respectively. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(92,999)	$(49,537)
Net cash provided by investing activities	34,657	239,445
Net cash provided by financing activities	9,612	5,391
Net (decrease) increase in cash and cash equivalents and restricted cash	$(48,730)	$195,299
Operating activities
During the six months ended June 30, 2024, operating activities used approximately $93.0 million of cash, primarily due to a net loss of $108.8 million, which included a $2.3 million non-cash gain on changes in fair value, changes to our operating assets and liabilities of $5.1 million, and $1.8 million of non-cash operating expenses, depreciation and investment accretion costs. These items were partially offset by $25.0 million of stock-based compensation.
During the six months ended June 30, 2023, operating activities used approximately $49.5 million of cash due to $147.3 million gain from equity investments, of which the cash received is included in investing activities, and $76.4 million of non-cash gain on changes in fair value. These items were partially offset by net income of $133.4 million, including $22.8 million of stock-based compensation, non-cash operating expenses, depreciation and investment accretion costs and changes to our operating assets and liabilities of $18.0 million.
Investing activities
During the six months ended June 30, 2024, investing activities provided approximately $34.7 million of cash, consisting of $42.8 million provided by marketable securities maturities, net of purchases. These items were partially offset by $5.1 million in cash used for purchases of property and equipment and $3.0 million in cash used for purchases of our equity investment in Ajax.
During the six months ended June 30, 2023, investing activities provided approximately $239.4 million of cash, consisting of $147.1 million cash distributions received, on account of our equity investment in Nimbus, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and $102.4 million provided by marketable securities maturities, net of purchases. These items were partially offset by $6.0 million in cash used for purchases of property and equipment and $4.1 million in cash used for purchases of our equity investment in Structure Therapeutics.
Financing activities
During the six months ended June 30, 2024, financing activities provided approximately $9.6 million of cash, consisting of $8.7 million attributable to net proceeds received from the ATM and $1.0 million attributable to proceeds received upon stock option exercises.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of June 30, 2024, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss for the three and six months ended June 30, 2024 was $54.0 million and $108.8 million, respectively. Our net income for the three and six months ended June 30, 2023 was $4.3 million and $133.4 million, respectively. Our net income for the year ended December 31, 2023 was $40.7 million. Our net loss for the year ended December 31, 2022 was $149.2 million. As of June 30, 2024, we had an accumulated deficit of $447.2 million. The net income we generated during the three months ended June 30, 2023 was primarily due to our income tax benefit. The net income we generated during the six months ended June 30, 2023 and the year ended December 31, 2023 was primarily due to the $147.2 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics' initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues decreased by 16% from $100.0 million in the six months ended June 30, 2023 to $83.9 million in the six months ended June 30, 2024, and increased by 20% from $181.0 million in the fiscal year ended December 31, 2022 to $216.7 million in the fiscal year ended December 31, 2023. Although we have experienced revenue growth in certain periods, we have also experienced revenue loss in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
Our quarterly and annual results may fluctuate significantly, which could adversely impact the value of our common stock.
Our results of operations, including our revenues, gross margin, profitability, and cash flows, have historically varied from period to period, and we expect that they will continue to do so. As a result, period-to-period comparisons of our operating results may not be meaningful, and our quarterly and annual results should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside of our control. Factors that may cause fluctuations in our quarterly and annual financial results include, without limitation, those listed elsewhere in this "Risk Factors" section and those listed below:
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
As of June 30, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $381.5 million. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, our beliefs of what could occur in the future considering available information and various other factors that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. "Management’s Discussion and Analysis

of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates" of our Annual Report on Form 10-K for the year ended December 31, 2023. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant judgment, assumptions and estimates used in preparing our consolidated financial statements include, with respect to revenue, determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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
Our scientific approach focuses on using our platform technology to conduct "computational assays" that leverage our deep understanding of physics-based modeling and theoretical chemistry to design molecules and predict their key properties without conducting time-consuming and expensive physical experiments. Our computational platform underpins our software solutions, our drug discovery collaborations and our own proprietary drug discovery programs.
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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
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
In addition, we currently rely on foreign CROs and CMOs, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in January 2024, the U.S. House of Representatives introduced the BIOSECURE Act (H.R. 7085) and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies "of concern" without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by this legislation.
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
Interim, initial, "topline", and preliminary data from our clinical trials that we announce or publish in the future may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
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
We conduct, and we intend to continue to conduct, clinical trials for our product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations, and the conduct of trials outside the United States could subject us to additional delays and expense.
We conduct, and we intend to continue to conduct, clinical trials for our product candidates at trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA.
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
In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the study satisfies certain conditions. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with cGCPs. The FDA must be able to validate the data from the trial, including, if necessary, through an onsite inspection. The trial population must also have a similar profile to the U.S. population and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of our product candidates or potential product candidates in the future.

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
With respect to our WEE1/MYT1 inhibitor, SGR-3515, which we are advancing for the treatment of advanced solid tumors, we are aware of several WEE1 inhibitors in clinical development, including by Zentalis Pharmaceuticals, Debiopharm International SA, IMPACT Therapeutics, Inc., Shouyao Holdings Co. Ltd., BioCity Biopharma, and Aprea Therapeutics, Inc., as well as a MYT1 inhibitor in clinical development being advanced by Repare Therapeutics Inc. Furthermore, we are also aware of a WEE1/MYT1 inhibitor in preclinical development being advanced by Acrivon Therapeutics, Inc.
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
For the three and six months ended June 30, 2024 and the year ended December 31, 2023, sales to customers outside of the United States accounted for approximately 35%, 36%, and 25% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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

In addition, under Section 382 and 383 of the Code, and corresponding provisions of state law, a corporation that undergoes an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2023 and determined that such an ownership change occurred on March 31, 2021. As a result of such ownership change or future ownership changes, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.
There is also a risk that due to regulatory changes, such as suspension of the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise become unavailable to offset future income tax liabilities. As described above in "Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition," the 2017 Tax Act, as amended by the CARES Act, includes changes to U.S. federal tax rates and rules governing NOL carryforwards that may significantly impact our ability to utilize NOLs to offset taxable income in the future. In addition, state NOLs generated in one state cannot be used to offset income generated in another state. For these reasons, we may be unable to use a material portion of our NOLs and other tax attributes.
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
We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see "Item 1. Business—License Agreements with Columbia University" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.
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
Our existing collaboration agreements contain certain exclusivity obligations that require us to design compounds exclusively for our collaborators with respect to certain specific targets over a specified time period. Our future collaboration agreements may grant similar exclusivity rights to future collaborators with respect to target(s) that are the subject of such collaborations. Existing or future collaboration agreements may also impose diligence obligations on us. For example, existing or future collaboration agreements may impose restrictions on us from pursuing the drug development targets for ourselves or for our other current or future collaborators, thereby removing our ability to develop and commercialize, or to jointly develop and commercialize with other current or future collaborators, product candidates, and technology related to the drug development targets. Under our collaboration with BMS, for example, we are prohibited from developing and commercializing product candidates anywhere in the world that are directed at the targets specified under the agreement, until the earlier of such target ceasing to be included under the agreement or the expiration of the last to expire royalty term for the program related to the target. In spite of our best efforts, our prior, current, or future collaborators might conclude that we have materially breached our collaboration agreements. If these collaboration agreements are terminated, or if the underlying intellectual property, to the extent we have ownership or license of such intellectual property, fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technology identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
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
Our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others or may license from others, particularly patents, in the United States and other countries with respect to any proprietary technology and product candidates we develop, including SGR-1505, SGR-2921, and SGR-3515, and any trade secrets and know-how relevant to our product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our technology and any product candidates we may develop that are important to our business and by in-licensing intellectual property related to our technology and product candidates. If we are unable to obtain or maintain patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations, and prospects could be materially harmed.
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
The patent position of software and biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain, and laws of non-U.S. countries may not protect our rights to the same extent as the laws of the United States or vice versa. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we, our collaborators, and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors.
For example, in jurisdictions outside the United States, a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership.
Furthermore, patents have a limited lifespan. In the United States, and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Various extensions may be available, on a jurisdiction-by-jurisdiction basis; however, the life of a patent, and thus the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of such drugs.

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
Moreover, we, our collaborators, or our licensors may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate, our patent rights or allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us. If the breadth or strength of protection provided by our owned, co-owned, or in-licensed current or future patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop, or commercialize current or future technology or product candidates.
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
In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors, and any other third parties who have access to our proprietary know-how, information or technology to assign or grant similar rights to their inventions to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

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
Obtaining and maintaining our patent protection depends on compliance with various deadlines and procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated if we fail to comply with these deadlines and requirements. We may miss a filing deadline for patent protection on these inventions.
The USPTO and foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after issuance of any patent. In addition, periodic maintenance fees, renewal fees, annuity fees and/or various other government fees are required to be paid. While an inadvertent lapse can be cured in some cases by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market with similar or identical products or platforms, which could have a material adverse effect on our business prospects and financial condition.
Intellectual property rights do not guarantee commercial success of current or future product candidates or other business activities. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.
The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third-party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•patent applications that we own or may in-license may not lead to issued patents;
•patents, should they issue, that we may own or in-license, may not provide us with any competitive advantages, may be narrowed in scope, or may be challenged and held invalid or unenforceable;
•others may be able to develop and/or practice technology, including compounds that are similar to the chemical compositions of our current or future product candidates, that is similar to our technology or aspects of our technology but that is not covered by the claims of any patents we may own or in-license, should any patents issue;
•third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
•we, or our future licensors or collaborators, might not have been the first to make the inventions covered by a patent application that we own or may in-license;
•we, or our future licensors or collaborators, might not have been the first to file patent applications covering a particular invention;
•others may independently develop similar or alternative technologies without infringing, misappropriating or otherwise violating our intellectual property rights;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not be able to obtain and/or maintain necessary licenses on reasonable terms or at all;
•third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights, or any rights at all, over that intellectual property;
•we may choose not to file a patent in order to maintain certain trade secrets or know-how, and a third-party may subsequently file a patent covering such trade secrets or know-how;
•we may not be able to maintain the confidentiality of our trade secrets or other proprietary information;
•we may not develop or in-license additional proprietary technologies that are patentable; and
•the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, financial condition, results of operations and prospects.

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
Our commercial success depends upon our ability and the ability of our collaborators and licensor to develop, manufacture, market, and sell any product candidates we may develop and for our collaborators, licensor, customers, and partners to use our proprietary technologies without infringing, misappropriating, or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the software, pharmaceutical, and biotechnology industries. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in non-U.S. jurisdictions such as oppositions before the European Patent Office. Numerous U.S. and non-U.S. issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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
We may choose to take a license or, if we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, we could also be required to obtain a license from such third party to continue developing, manufacturing and marketing our technology and product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us and could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing and commercializing the infringing technology or product. A finding of infringement could prevent us from commercializing any product candidates or force us to cease some of our business operations, which could materially harm our business. In addition, we may be forced to redesign any product candidates, seek new regulatory approvals and indemnify third parties pursuant to contractual agreements. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar material adverse effect on our business, financial condition, results of operations, and prospects.
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
Further, our ability to develop and market new products may be impacted if litigation challenging the FDA’s approval of mifepristone continues. In April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the Supreme Court reversed and remanded that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. Depending on the outcome of this litigation, if it continues, our ability to develop and market new drug products could be delayed, undermined or subject to protracted litigation.
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
The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. In July 2024, the FDA granted Fast Track designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia.

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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the 2017 Tax Act, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, in December 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the 2017 Tax Act, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case and in June 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and other pharmaceutical companies also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
States are also active in creating specific rules relating to the processing of personal information. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information), including granting consumers the right to opt-out of the sale of their personal information. Many other states are considering similar legislation. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and at the same time, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
As of July 24, 2024, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 37.8% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 45.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through July 24, 2024, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of July 24, 2024, we had outstanding 63,632,340 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of June 30, 2024, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities

Yvonne Tran, Executive Vice President, Chief Legal Officer and Chief People Officer	Adoption (May 9, 2024)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares acquired upon exercise of options	Sale	Until August 1, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 65,902 shares

Jenny Herman, Senior Vice President, Finance and Corporate Controller	Adoption (May 13, 2024)	Rule 10b5-1 trading arrangement for exercise of stock options, sales of shares acquired upon exercise of options and other sales of shares	Sale	Until May 8, 2026, or such earlier date upon which all transactions are completed or expire without execution	Indeterminable (1)
Richard Friesner, Director	Adoption (May 9, 2024)	Rule 10b5-1 trading arrangement for sales of shares	Sale	Until August 1, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 100,000 shares

(1) This trading arrangement includes the sale of "net" shares that are issued to the officer upon vesting of RSUs following the automatic sale of shares in an amount sufficient to satisfy the applicable withholding obligation in connection with RSU vesting and settlement events. The maximum number of shares that will be sold under this trading arrangement is unknown as the “net” shares issued to the holder upon vesting of RSUs covered by the trading arrangement will be dependent on the extent to which vesting conditions are satisfied and the market price of our common stock at time of settlement.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended					X
10.1	Consultant Agreement, dated July 1, 1999, between Schrödinger, Inc. and Richard A. Friesner, as amended					X
10.2	Second Amendment to Lease, dated June 13, 2024, by and between the Registrant and SPUSV5 1540 Broadway, LLC					X
10.3	2022 Equity Incentive Plan, as amended					X
10.4	2020 Employee Stock Purchase Plan, as amended					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: July 31, 2024	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2024	By:	/s/ Geoffrey Porges, MBBS
Executive Vice President and Chief Financial Officer (Principal Financial Officer)