Form 10-Q
period 2024-09-30
Schrodinger, Inc.
filed 2024-11-12
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 63,694,574 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
•our estimates or expectations regarding any milestone or other payments we may receive from drug discovery collaborations, including pursuant to our collaboration agreements with Bristol-Myers Squibb Company and Novartis Pharma AG;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$160,416	$155,315
Restricted cash	9,760	5,751
Marketable securities	228,263	307,688
Accounts receivable, net of allowance for doubtful accounts of $250 and $220	13,281	65,992
Unbilled and other receivables, net for allowance for unbilled receivables of $130 and $100	31,542	23,124
Prepaid expenses	13,136	9,926
Total current assets	456,398	567,796
Property and equipment, net	24,922	23,325
Equity investments	65,216	83,251
Goodwill	4,791	4,791
Right of use assets - operating leases	112,816	117,778
Other assets	5,153	6,014
Total assets	$669,296	$802,955
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$11,210	$16,815
Accrued payroll, taxes, and benefits	33,611	31,763
Deferred revenue	41,773	56,231
Lease liabilities - operating leases	16,887	16,868
Other accrued liabilities	7,636	11,996
Total current liabilities	111,117	133,673
Deferred revenue, long-term	5,200	9,043
Lease liabilities - operating leases, long-term	103,257	111,014
Other liabilities, long-term	297	667
Total liabilities	219,871	254,397
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 63,681,858 and 62,977,316 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	637	630
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	92	92
Additional paid-in capital	933,424	885,973
Accumulated deficit	(485,325)	(338,418)
Accumulated other comprehensive income	597	281
Total stockholders' equity	449,425	548,558
Total liabilities and stockholders' equity	$669,296	$802,955
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Software products and services	$31,884	$28,904	$100,703	$90,469
Drug discovery	3,406	13,665	18,519	52,071
Total revenues	35,290	42,569	119,222	142,540
Cost of revenues:
Software products and services	8,479	7,034	23,622	20,844
Drug discovery	9,083	11,896	27,647	38,554
Total cost of revenues	17,562	18,930	51,269	59,398
Gross profit	17,728	23,639	67,953	83,142
Operating expenses:
Research and development	50,977	46,833	152,423	130,279
Sales and marketing	10,349	9,109	30,213	27,276
General and administrative	24,824	23,890	73,901	73,414
Total operating expenses	86,150	79,832	256,537	230,969
Loss from operations	(68,422)	(56,193)	(188,584)	(147,827)
Other income (expense)
Gain on equity investments	—	—	—	147,322
Change in fair value	25,459	(14,522)	27,763	61,869
Other income	4,737	5,804	14,363	13,067
Total other income (expense)	30,196	(8,718)	42,126	222,258
(Loss) income before income taxes	(38,226)	(64,911)	(146,458)	74,431
Income tax (benefit) expense	(90)	(2,887)	449	3,041
Net (loss) income	$(38,136)	$(62,024)	$(146,907)	$71,390
Net (loss) income per share of common and limited common stockholders, basic:	$(0.52)	$(0.86)	$(2.02)	$1.00
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	72,813,006	71,924,451	72,606,033	71,679,765
Net (loss) income per share of common and limited common stockholders, diluted:	$(0.52)	$(0.86)	$(2.02)	$0.95
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	72,813,006	71,924,451	72,606,033	74,966,791
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(38,136)	$(62,024)	$(146,907)	$71,390
Changes in market value of investments, net of tax:
Unrealized gain on marketable securities	777	192	316	1,891
Comprehensive (loss) income	$(37,359)	$(61,832)	$(146,591)	$73,281
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	62,977,316	$630	9,164,193	$92	$885,973	$(338,418)	$281	$548,558
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(353)	(353)
Issuances of common stock upon stock option exercises	41,623	—	—	—	390	—	—	390
Issuance of common stock upon vesting of RSUs and PRSUs	170,964	2	—	—	—	—	—	2
Issuance of common stock in ATM offering	282,963	3	—	—	7,612	—	—	7,615
Stock-based compensation	—	—	—	—	12,218	—	—	12,218
Net loss	—	—	—	—	—	(54,724)	—	(54,724)
Balance at March 31, 2024	63,472,866	635	9,164,193	92	906,193	(393,142)	(72)	513,706
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(108)	(108)
Issuances of common stock upon stock option exercises	57,533	1	—	—	557	—	—	558
Issuance of common stock upon vesting of RSUs	50,644	—	—	—	—	—	—	—
Issuance of common stock in ATM offering	40,122	—	—	—	1,063	—	—	1,063
Stock-based compensation	—	—	—	—	12,808	—	—	12,808
Net loss	—	—	—	—	—	(54,047)		(54,047)
Balance at June 30, 2024	63,621,165	636	9,164,193	92	920,621	(447,189)	(180)	473,980
Change in unrealized gain on marketable securities	—	—	—	—	—	—	777	777
Issuances of common stock upon stock option exercise	52,783	1	—	—	405	—	—	406
Issuance of common stock upon vesting of RSUs	7,910	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,398	—	—	12,398
Net loss	—	—	—	—	—	(38,136)	—	(38,136)
Balance at September 30, 2024	63,681,858	$637	9,164,193	$92	$933,424	$(485,325)	$597	$449,425

Balance at December 31, 2022	62,163,739	$622	9,164,193	$92	$828,700	$(379,138)	$(2,382)	$447,894
Change in unrealized gain on marketable securities	—	—	—	—	—	—	1,483	1,483
Issuances of common stock upon stock option exercises	186,201	1	—	—	866	—	—	867
Issuance of common stock upon vesting of RSUs	12,075	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,880	—	—	10,880
Net income	—	—	—	—		129,136	—	129,136
Balance at March 31, 2023	62,362,015	623	9,164,193	92	840,446	(250,002)	(899)	590,260
Change in unrealized gain on marketable securities	—	—	—	—	—	—	216	216
Issuances of common stock upon stock option exercises	340,229	4	—	—	4,694	—	—	4,698
Stock-based compensation	—	—	—	—	11,773	—	—	11,773
Net income	—	—	—	—	—	4,278	—	4,278
Balance at June 30, 2023	62,702,244	627	9,164,193	92	856,913	(245,724)	(683)	611,225
Change in unrealized gain on marketable securities	—	—	—	—	—	—	192	192
Issuances of common stock upon stock option exercise	119,885	1	—	—	1,533	—	—	1,534
Issuance of common stock upon vesting of RSUs	1,166	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,654	—	—	12,654
Net loss	—	—	—	—	—	(62,024)	—	(62,024)
Balance at September 30, 2023	62,823,295	$628	9,164,193	$92	$871,100	$(307,748)	$(491)	$563,581
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(146,907)	$71,390
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on equity investments	—	(147,322)
Fair value adjustments	(27,763)	(61,869)
Depreciation and amortization	4,395	4,198
Stock-based compensation	37,424	35,307
Noncash investment accretion	(6,260)	(4,962)
Loss on disposal of property and equipment	8	140
Decrease (increase) in assets:
Accounts receivable, net	52,711	36,069
Unbilled and other receivables	(8,418)	884
Reduction in the carrying amount of right of use assets - operating leases	7,914	5,722
Prepaid expenses and other assets	(5,314)	(13,048)
(Decrease) increase in liabilities:
Accounts payable	(5,442)	742
Income taxes payable	—	729
Accrued payroll, taxes, and benefits	1,848	626
Deferred revenue	(18,301)	(28,114)
Lease liabilities - operating leases	(7,738)	(2,577)
Other accrued liabilities	(4,412)	2,607
Net cash used in operating activities	(126,255)	(99,478)
Cash flows from investing activities:
Purchases of property and equipment	(6,438)	(10,924)
Purchases of equity investments	(3,000)	(4,125)
Distribution from equity investment	—	147,136
Proceeds from disposition and sale of equity investments	48,798	—
Purchases of marketable securities	(187,466)	(224,513)
Proceeds from maturity of marketable securities	273,467	345,074
Net cash provided by investing activities	125,361	252,648
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	1,356	7,099
Principal payments on finance leases	(43)	(5)
Payment of offering costs	—	(373)
Issuance of common stock upon ATM offering, net	8,691	—
Net cash provided by financing activities	10,004	6,721
Net increase in cash and cash equivalents and restricted cash	9,110	159,891
Cash and cash equivalents and restricted cash, beginning of period	161,066	95,717
Cash and cash equivalents and restricted cash, end of period	$170,176	$255,608

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$847	$2,194
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	30	274
Purchases of property and equipment in accrued liabilities	138	685
Acquisition of right of use assets - operating leases, contingency resolution	2,848	514
Acquisition of right of use assets in exchange for lease liabilities - operating leases	—	15,085
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2024 and 2023
(in thousands, except for share and per share amounts and note 3(c))
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
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. During the three and nine months ended September 30, 2024, zero and 323,085 shares of common stock, respectively, were sold under the ATM for total net proceeds of zero and $8,691, respectively, and gross proceeds of zero and $8,868, respectively, before deducting sales agent commissions. As of September 30, 2024, the Company had $241,132 of common stock remaining available for sale under the ATM.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses. which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, on a prospective basis, with early adoption and retrospective application permitted. The Company has not yet adopted ASU 2024-03 and is still evaluating the impact of the adoption on its consolidated financial statements.
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
(d)    Restricted Cash
Restricted cash primarily consists of letters of credit held with the Company’s financial institution related to facility leases and is classified as current in the Company’s balance sheets based on the maturity of the underlying letters of credit. The Company also has restricted cash related to a certificate of deposit held as collateral for its credit card facility. Additionally, funds received from certain grants are restricted as to their use and are therefore classified as restricted cash.
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
As of September 30, 2024, one customer accounted for 16% of total accounts receivable. As of December 31, 2023, two customers accounted for 15% and 11% of total accounts receivable, respectively. As of September 30, 2024, two customers accounted for 39% and 18% of total contract assets, respectively. As of December 31, 2023, two customers accounted for 42% and 22% of total contract assets, respectively.
For the three and nine months ended September 30, 2024, no customer accounted for more than 10% of total revenue. For the three and nine months ended September 30, 2023, one customer accounted for 28% and 29% of total revenue, respectively.
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

The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Software products and services – point in time	40.3%	37.0%	43.0%	36.8%
Software products and services – over time	50.0	30.9	41.5	26.6
Drug Discovery – point in time	—	—	7.6	19.1
Drug Discovery – over time	9.7	32.1	7.9	17.5
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
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements with Gates Ventures, LLC and the Bill & Melinda Gates Foundation. The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized annually from June 2020 through June 2022 and upon extension of the agreement in August 2023, when invoiced, in accordance with ASC Topic 958, Not-for-Profit Entities ("Topic 958"), as the agreement is not an exchange transaction.

The agreement with Gates Ventures, LLC initially covered the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The Company recognized revenue of $1,000 upon entry into the agreement and $1,000 upon each of the first and second anniversary of the agreement. The agreement was then extended through August 13, 2026 and provides for total additional consideration of up to $6,000. The Company recognized revenue of $1,800 upon extension of the agreement in August 2023 and $2,000 upon the first anniversary of the extension. As of September 30, 2024 and December 31, 2023, the Company had no deferred revenue balance related to this agreement. As of September 30, 2024 and December 31, 2023, the Company had no accounts receivable related to this agreement.
The Company entered into a one-year agreement with the Bill & Melinda Gates Foundation in July 2024 to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as conditions are met and on a cost reimbursement basis in accordance with Topic 958. The Company recognized revenue of $1,124 related to this agreement during the three months ended September 30, 2024. As of September 30, 2024, the Company had a $3,876 deferred revenue balance related to this agreement. As of September 30, 2024, the Company had no accounts receivable related to this agreement.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
On-premise software	$12,250	$13,806	$48,627	$50,564
Hosted software	8,814	5,463	24,077	14,366
Software maintenance	5,658	5,752	17,393	17,378
Professional services	2,038	2,083	7,482	6,361
Revenue from contracts with customers	28,760	27,104	97,579	88,669
Software contribution	3,124	1,800	3,124	1,800
Total software revenue	$31,884	$28,904	$100,703	$90,469
(b)Drug Discovery
Drug discovery services. Revenue from drug discovery and collaboration services contracts is recognized either over time or at a point in time, typically by using costs incurred, hours expended to measure progress, or based on the achievement of milestones. Payments for services are generally due upfront at the start of a contract, upon achieving milestones stated in a contract, or upon consumption of resources. Services may at times include variable consideration, and the Company has estimated the amount of consideration that is variable using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is probable of being achieved. Upon removal of the constraint on variable consideration, revenue may be recognized at a point in time or over time by applying the allocation guidance of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606").
As of September 30, 2024, milestones not yet achieved that were determined to be probable of achievement totaled $500, of which $500 was recognized as drug discovery milestone revenue for the nine months ended September 30, 2024. As of September 30, 2023, there were no milestones not yet achieved that were determined to be probable of achievement, and no corresponding drug discovery milestone revenue was recognized for the nine months ended September 30, 2023.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill & Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that expires in October 2025. Revenue is recognized as conditions are met in accordance with Topic 958. As of September 30, 2024 and December 31, 2023, the Company had deferred revenue balances related to these agreements of $74 and $1,581, respectively.

The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Drug discovery services revenue from contracts with customers	$2,813	$12,730	$17,012	$49,765
Drug discovery contribution	593	935	1,507	2,306
Total drug discovery revenue	$3,406	$13,665	$18,519	$52,071
(c)Collaboration and License Agreement
On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. The initial targets included HIF-2 alpha and SOS1, which were two of the Company’s proprietary programs. In November 2021, the Company and BMS mutually agreed to replace the HIF-2 alpha target with another precision oncology target. Following the replacement election, all rights to the HIF-2 alpha target program reverted to the Company. In September 2022, BMS elected not to proceed with further development of another target and all rights to this program reverted to the Company, which increased revenue recognition in the third quarter of 2022 due to the accelerated completion of the Company's obligations related to the program. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. In September 2023, BMS elected not to proceed with further development of two related oncology programs and all rights to these programs reverted to the Company, which increased revenue recognition in the third quarter of 2023 due to the accelerated completion of the Company's obligations related to those programs. In the first quarter of 2024, BMS elected not to proceed with further development of the SOS1 program based on portfolio prioritization decisions and all rights to this program reverted to the Company. In July 2024, BMS elected not to proceed with further development of an immunology target and all rights to this program reverted to the Company. There is one remaining neurology target under the agreement, as amended.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company is solely responsible for the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront fee payment of $55.0 million in November 2020 and an additional upfront payment in December 2022. As of September 30, 2024, the Company is eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of September 30, 2024, the Company has recognized $32.0 million in revenue related to milestones under this agreement.
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
During the three and nine months ended September 30, 2024, the Company recognized $1.1 million and $10.1 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. During the three and nine months ended September 30, 2023, the Company recognized $11.2 million and $40.0 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of September 30, 2024 and December 31, 2023, there was $3.6 million and $7.3 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of September 30, 2024 and December 31, 2023, the Company had no outstanding receivables for this collaboration.
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
Judgment is required to determine the total costs to perform research activities, which include the length of time required, the internal hours expected to be incurred on the services, and the number and costs of various studies that may be performed by third parties to complete the research plan.
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
Contract balances were as follows:

	As of September 30, 2024	As of December 31, 2023
Contract assets	$30,528	$21,107
Deferred revenue, short-term:
Software products and services	32,978	44,218
Drug discovery	8,795	12,013
Deferred revenue, long-term:
Software products and services	1,862	2,407
Drug discovery	3,338	6,636

For the three and nine months ended September 30, 2024 and 2023, the Company recognized $16,959, $45,199, $25,439, and $55,807 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 89% of its September 30, 2024 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $39,956 as of September 30, 2024.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of September 30, 2024 and December 31, 2023. The following table presents information about the Company’s assets measured at fair value as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$170,176	$—	$—	$170,176
Marketable securities	—	228,263	—	228,263
Equity investments	58,588	—	—	58,588
Total	$228,764	$228,263	$—	$457,027
The following table presents information about the Company’s assets measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$161,066	$—	$—	$161,066
Marketable securities	—	307,688	—	307,688
Equity investments	79,623	—	—	79,623
Total	$240,689	$307,688	$—	$548,377
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of September 30, 2024, the remaining weighted average lease term for operating and finance leases was 11 years.
During the nine months ended September 30, 2024, operating lease right of use assets increased by $2,952 due to contingency resolutions associated with office leases.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the nine months ended September 30, 2024. Additional details of the Company’s operating and finance leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease costs	$4,527	$4,393	$13,586	$12,318
Cash paid for leases	5,048	3,229	13,521	8,789
Maturities of operating and finance lease liabilities as of September 30, 2024 under noncancelable leases were as follows:

Year ending December 31:
Remainder of 2024	$4,259
2025	17,579
2026	17,264
2027	16,080
2028	14,979
Thereafter	112,033
Total future minimum lease payments	182,194
Less: imputed interest	(61,824)
Present value of future minimum lease payments	120,370
Less: current portion of lease payments	17,010
Lease liabilities, long-term	$103,360

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
For the three months ended September 30, 2024, the Company’s income tax benefit was $90. For the nine months ended September 30, 2024, the Company’s income tax expense was $449.
For the three months ended September 30, 2023, the Company's income tax benefit was $2,887. For the nine months ended September 30, 2023, the Company’s income tax expense was $3,041. For the three and nine months ended September 30, 2024, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are "more likely than not" capable of being sustained. As of September 30, 2024, the Company had $3,667 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. At September 30, 2024, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2021 and 2020, respectively. Net operating loss ("NOL") and credit carryforwards from all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
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
(7)    Stockholders’ Equity
(a)    Common Stock
As of September 30, 2024, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
(b)    Limited Common Stock
As of September 30, 2024, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any. Holders of the Company’s limited common stock have the right to convert each share of limited common stock into one share of the Company’s common stock.
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
(c)    Preferred Stock
As of September 30, 2024, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company’s board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of September 30, 2024, the Company’s stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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
As of September 30, 2024 and December 31, 2023, there were 6,360,189 and 3,472,195 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of sales	$1,238	$1,234	$3,733	$3,922
Research and development	4,218	4,101	12,512	11,422
Sales and marketing	971	914	2,913	2,705
General and administrative	5,971	6,405	18,266	17,258
Total stock-based compensation	$12,398	$12,654	$37,424	$35,307

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
There were 28,195, 1,217,503, 33,285, and 748,265 RSUs granted during the three and nine months ended September 30, 2024 and 2023, respectively. The weighted average grant date fair value for each RSU granted during the three and nine months ended September 30, 2024 and 2023 was $20.88, $24.92, $41.08, and $26.07, respectively.
As of September 30, 2024, there was $35,031 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.12 years. During the three and nine months ended September 30, 2024 and 2023, 7,910, 220,518, 1,166, and 13,241 RSUs vested, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2024 and 2023 was $177, $5,632, $62, and $355, respectively.
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
The weighted average grant date fair value for each PRSU granted during the three and nine months ended September 30, 2024 and 2023 was zero, $26.08, zero, and $22.48, respectively. During the three and nine months ended September 30, 2024, zero and 9,000 PRSUs vested, respectively. No PRSUs vested during the three and nine months ended September 30, 2023.
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
During the three and nine months ended September 30, 2024 and 2023, 52,783, 151,939, 119,885, and 646,315 options under the Plans were exercised for total proceeds of $406, $1,354, $1,534, and $7,099, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during 2024 and 2023 were calculated using an average of historical exercises. Estimated volatility for the nine months ended September 30, 2024 and 2023 incorporated a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Nine Months Ended September 30,
	2024	2023
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	65%	67%
Expected term (years)	5.31	4.98
Risk-free interest rate	4.22%	3.80%
The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2024 and 2023 was $11.24, $14.90, $24.75, and $15.99, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2024 and 2023 was $676, $2,125, $2,835, and $14,140, respectively.
As of September 30, 2024, there was $49,625 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.15 years. The fair value of shares vested during the three and nine months ended September 30, 2024 and 2023 was $8,125, $31,763, $9,991, and $37,858, respectively.

(9)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net (loss) income per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss) income attributable to Schrödinger common and limited common stockholders	$(38,136)	$(62,024)	$(146,907)	$71,390
Denominator:
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	72,813,006	71,924,451	72,606,033	71,679,765
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	—	—	—	3,287,026
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	72,813,006	71,924,451	72,606,033	74,966,791

Net (loss) income per share of common and limited common stockholders, basic:	$(0.52)	$(0.86)	$(2.02)	$1.00
Net (loss) income per share of common and limited common stockholders, diluted:	$(0.52)	$(0.86)	$(2.02)	$0.95
For the three and nine months ended September 30, 2024, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding.
Since the Company was in a loss position for the three and nine ended September 30, 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares subject to outstanding common stock options and unvested RSUs and PRSUs	13,663,287	12,243,352	13,663,287	6,192,747
(10)    Equity Investments
(a)    Nimbus
The Company previously provided collaboration services for Nimbus Therapeutics, LLC ("Nimbus") under the terms of a master services agreement executed on May 18, 2010, as amended. Collaboration agreements are separate from the transaction that resulted in equity ownership and related fees are paid in cash to the Company. Nimbus was previously recorded as an equity method investment under the hypothetical liquidated book value method, as the entity is a limited liability company and the Company was determined to have significant influence due to the Company's collaboration with Nimbus on a number of drug discovery targets, as well as the Company's level of ownership in Nimbus. During the period ended September 30, 2023, the Company's equity ownership in Nimbus was diluted to the point that the Company no longer has significant influence over the entity. As the Company no longer has significant influence over Nimbus, after June 30, 2023, the equity investment in Nimbus is valued as a non-marketable equity security.
The carrying value of the Nimbus investment was $1,928 as of both September 30, 2024 and December 31, 2023. The Company has no obligation to fund Nimbus' losses in excess of its initial investment. For the three and nine months ended September 30, 2024, the Company reported no gain or loss on the Nimbus investment. For the three months ended September 30, 2023, the Company reported an unrealized gain of $2,165 on the Nimbus investment due to the change in accounting method. For the nine months ended September 30, 2023, the Company reported a realized gain of $147,322 on the Nimbus investment, which reflected the total cash distribution the Company was eligible to receive from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858, as well as an unrealized gain of $2,165 on the Nimbus investment due to the change in accounting method.
(b)    Morphic
On August 15, 2024, the Company disposed of its equity stake in Morphic Holding, Inc. ("Morphic") for aggregate consideration of $47,588 in connection with Eli Lilly and Company's acquisition of Morphic. Prior to the disposition of the Morphic investment, the Company accounted for its investment in Morphic at fair value based on the share price of Morphic’s common stock at the measurement date.
During the three and nine months ended September 30, 2024, the Company reported a mark-to-market gain of $19,140 and $23,474, respectively, on the Morphic investment. During the three and nine months ended September 30, 2023, the Company reported a mark-to-market loss of $28,740 and $3,206, respectively, on the Morphic investment.
As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s investment in Morphic was zero and $24,114, respectively.
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
As of September 30, 2024 and December 31, 2023, the carrying value of the Company’s investment in Ajax was $4,700 and $1,700, respectively.
(d)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash. On February 7, 2023, Structure Therapeutics completed its initial public offering ("IPO"). Immediately upon the closing of Structure Therapeutics' IPO, all of the outstanding Series B preferred stock automatically converted into ordinary shares on a one-for-one basis. The Company purchased 275,000 American Depository Shares ("ADSs") at $15.00 per ADS in the IPO. Each ADS represents three ordinary shares. The Company accounts for its investment in Structure Therapeutics at fair value based on the closing price of Structure Therapeutics' ADSs as of the reporting date.
During the three and nine months ended September 30, 2024, the Company reported a mark-to-market gain of $6,318 and $4,289, respectively, on the Structure Therapeutics investment. During the three and nine months ended September 30, 2023, the Company reported a mark-to-market gain of $12,052 and $62,910, respectively, on the Structure Therapeutics investment. As of September 30, 2024 and December 31, 2023, the carrying value of the Company's investment in Structure Therapeutics was $58,588 and $55,509, respectively.
(11)    Related Party Transactions
(a)    Board Member
For the three and nine months ended September 30, 2024 and 2023, the Company paid consulting fees of $109, $319, $105, and $315, respectively, to a member of its board of directors.
(b)    Bill & Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill & Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was $21, $91, $63, and $183 for the three and nine months ended September 30, 2024 and 2023, respectively.

For the three and nine months ended September 30, 2024 and 2023, the Company recognized $593, $1,507, $935, and $2,306, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of September 30, 2024 and December 31, 2023, restricted cash on hand related to the arrangement was $139 and $2,251, respectively.
For the three and nine months ended September 30, 2024, the Company recognized $1,124 in software contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. As of September 30, 2024, restricted cash on hand related to the arrangement was $3,917.
As of September 30, 2024, the Company had no receivables due from the Bill & Melinda Gates Foundation related to any of these agreements.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC annually from June 2020 to June 2022. In August 2023, the Company renewed the agreement with Gates Ventures, LLC and recognized $1,800 in contribution revenue upon extension of the agreement and $2,000 in contribution revenue upon the first anniversary of the extension. As of September 30, 2024 and December 31, 2023, the Company had no net receivables due from Gates Ventures, LLC.
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

Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment revenues:
Software	$31,884	$28,904	$100,703	$90,469
Drug discovery	3,406	13,665	18,519	52,071
Total segment revenues	$35,290	$42,569	$119,222	$142,540
Segment gross profit:
Software	$23,405	$21,870	$77,081	$69,625
Drug discovery	(5,677)	1,769	(9,128)	13,517
Total segment gross profit	17,728	23,639	67,953	83,142
Unallocated:
Research and development	(50,977)	(46,833)	(152,423)	(130,279)
Sales and marketing	(10,349)	(9,109)	(30,213)	(27,276)
General and administrative	(24,824)	(23,890)	(73,901)	(73,414)
Gain on equity investments	—	—	—	147,322
Change in fair value	25,459	(14,522)	27,763	61,869
Other income	4,737	5,804	14,363	13,067
Income tax benefit (expense)	90	2,887	(449)	(3,041)
Consolidated net (loss) income	$(38,136)	$(62,024)	$(146,907)	$71,390
Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$24,622	$33,127	$78,617	$107,435
APAC	5,280	5,567	19,490	18,877
EMEA	5,145	3,758	20,147	15,418
Rest of World	243	117	968	810
	$35,290	$42,569	$119,222	$142,540
(13)    Subsequent Events

On November 11, 2024, the Company entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which, following expiration of the Hart-Scott-Rodino Act waiting period, the Company and Novartis will collaborate on the discovery, research and pre-clinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the agreement, Novartis agreed to pay to the Company an initial upfront fee of $150.0 million following expiration of the Hart-Scott-Rodino Act waiting period, and the Company will be eligible to receive up to $2.272 billion in total milestones across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. The Company also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to the Company’s computational predictive modeling technology and enterprise informatics platform.

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
Over the last decade, we have entered into a number of collaborations with leading biopharmaceutical companies that have provided us with significant revenue and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. We have initiated dosing in a Phase 1 clinical trial of SGR-1505, which is designed as an open-label, multi-center dose escalation trial in patients with relapsed or refractory B-cell lymphomas. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts will evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to establish the recommended dose. We anticipate reporting initial data from the trial in the first half of 2025.
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
On August 15, 2024, Morphic Holding, Inc., or Morphic, one of our drug discovery collaborators and co-founded companies, was acquired by Eli Lilly and Company, or Lilly, for $57.00 per share, or approximately $3.2 billion. In connection with the acquisition, we received $47.6 million for the 834,968 shares of Morphic we owned. We are also entitled to low single-digit royalties on our clinical development programs under our collaboration agreement with Morphic, including MORF-057.
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
We currently generate drug discovery revenue from our collaborations, including as a result of upfront payments, conducting research and development activities and upon achievement of discovery and development milestones. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of regulatory and commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our proprietary drug discovery programs when we believe it will help maximize the clinical and commercial opportunities for the program.
We are party to an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, the Schrödinger therapeutics group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. We have recognized a total of $32.0 million in milestone payments from BMS as of September 30, 2024. In the first quarter of 2024, BMS elected not to proceed with further development of the SOS1 program based on portfolio prioritization decisions and all rights to this program reverted to us. Given the potential of SOS1 inhibition to be used in combination with KRAS and other inhibitors, our current plan is to seek to advance this program through a collaboration. In July 2024, BMS elected not to proceed with further development of an immunology target and all rights to this program reverted to the Company. Based on the project viability and competitive positioning of the initial target product profile, we do not intend to further advance this program. See "Collaboration and License Agreement" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
In September 2022, we entered into a collaboration with Lilly under which we are responsible for the discovery and optimization of small molecule compounds addressing an immunology target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement, we received an upfront payment and we are eligible to receive up to $425.0 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets.
On November 11, 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which, following expiration of the Hart-Scott-Rodino Act waiting period, we and Novartis will collaborate on the discovery, research and pre-clinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the agreement, Novartis has agreed to pay us an initial upfront fee of $150.0 million following expiration of the Hart-Scott-Rodino Act waiting period, and we will be eligible to receive up to $2.272 billion in total milestones across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to a tiered percentage royalty ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. We also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform.
We generated revenue of $35.3 million and $42.6 million during the three months ended September 30, 2024 and 2023, respectively, representing a year-over-year decrease of 17%. Our net loss for the three months ended September 30, 2024 and 2023 was $38.1 million and $62.0 million, respectively.
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
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements with Gates Ventures, LLC and the Bill & Melinda Gates Foundation. The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue was recognized annually from June 2020 through June 2022 and upon extension of the agreement in August 2023, when invoiced, in accordance with Accounting Standard Codification, or ASC, Topic 958, Not-for-Profit Entities, or Topic 958, as the agreement is not an exchange transaction.
We entered into a one-year agreement with the Bill & Melinda Gates Foundation in July 2024 to initially fund our initiative to accelerate the expansion of our computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as conditions are met and on a cost reimbursement basis in accordance with Topic 958.
Drug Discovery Revenue
Drug discovery services. We currently generate drug discovery revenue from discovery collaboration arrangements, including as a result of upfront payments, conducting research and development activities and upon achievement of discovery and development milestones. The majority of our current collaborations are in the discovery and preclinical development stages. Milestone payments typically increase in magnitude as a program advances. However, our focus is increasingly on investing in our proprietary drug discovery programs, which may result in a smaller number of collaborative programs over time and, as a result, fewer milestone payments on account of those collaborative programs. In addition to revenue from our collaborations, we may also derive drug discovery revenue from out-licensing our proprietary drug discovery programs when we believe it will help maximize the probability of clinical and commercial success of the program. Overall, we expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievements and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. Contribution revenue consists of funds received under agreements with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as conditions are met in accordance with Topic 958.
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

We expect our drug discovery costs of revenue to trend lower over time as we shift our focus to proprietary drug discovery programs. However, these trends will be impacted by the number and stage of our collaborative programs, especially in the case of new collaborative programs.
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
While the gross margin of our drug discovery business will fluctuate significantly from period to period depending on factors such as the timing of recognition of milestones, the number and mix of collaborative programs and their respective stages of development, we expect the gross margins to generally trend higher over time as more programs advance to later stages of development, the milestones increase in size and our ongoing research and development obligations to such programs decline in cost.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2024 and 2023
The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$31,884	$28,904	$2,980	10%	$100,703	$90,469	$10,234	11%
Drug discovery	3,406	13,665	(10,259)	(75)%	18,519	52,071	(33,552)	(64)%
Total revenues	35,290	42,569	(7,279)	(17)%	119,222	142,540	(23,318)	(16)%
Cost of revenues:
Software products and services	8,479	7,034	1,445	21%	23,622	20,844	2,778	13%
Drug discovery	9,083	11,896	(2,813)	(24)%	27,647	38,554	(10,907)	(28)%
Total cost of revenues	17,562	18,930	(1,368)	(7)%	51,269	59,398	(8,129)	(14)%
Gross profit	17,728	23,639	(5,911)	(25)%	67,953	83,142	(15,189)	(18)%
Operating expenses:
Research and development	50,977	46,833	4,144	9%	152,423	130,279	22,144	17%
Sales and marketing	10,349	9,109	1,240	14%	30,213	27,276	2,937	11%
General and administrative	24,824	23,890	934	4%	73,901	73,414	487	1%
Total operating expenses	86,150	79,832	6,318	8%	256,537	230,969	25,568	11%
Loss from operations	(68,422)	(56,193)	(12,229)	22%	(188,584)	(147,827)	(40,757)	28%
Other income (expense)
Gain on equity investments	—	—	—	N/M	—	147,322	(147,322)	N/M
Change in fair value	25,459	(14,522)	39,981	N/M	27,763	61,869	(34,106)	N/M
Other income	4,737	5,804	(1,067)	N/M	14,363	13,067	1,296	N/M
Total other income (expense)	30,196	(8,718)	38,914	N/M	42,126	222,258	(180,132)	N/M
(Loss) income before income taxes	(38,226)	(64,911)	26,685	N/M	(146,458)	74,431	(220,889)	N/M
Income tax (benefit) expense	(90)	(2,887)	2,797	N/M	449	3,041	(2,592)	N/M
Net (loss) income	$(38,136)	$(62,024)	$23,888	N/M	$(146,907)	$71,390	$(218,297)	N/M
N/M – not meaningful

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$12,250	$13,806	$(1,556)	(11)%	$48,627	$50,564	$(1,937)	(4)%
Hosted software	8,814	5,463	3,351	61%	24,077	14,366	9,711	68%
Software maintenance	5,658	5,752	(94)	(2)%	17,393	17,378	15	—%
Professional services	2,038	2,083	(45)	(2)%	7,482	6,361	1,121	18%
Revenue from contracts with customers	28,760	27,104	1,656	6%	97,579	88,669	8,910	10%
Software contribution	3,124	1,800	1,324	74%	3,124	1,800	1,324	74%
Total software products and services	31,884	28,904	2,980	10%	100,703	90,469	10,234	11%
Drug discovery
Drug discovery services	2,813	12,730	(9,917)	(78)%	17,012	49,765	(32,753)	(66)%
Drug discovery contribution	593	935	(342)	(37)%	1,507	2,306	(799)	(35)%
Total drug discovery	3,406	13,665	(10,259)	(75)%	18,519	52,071	(33,552)	(64)%
Total revenues	$35,290	$42,569	$(7,279)	(17)%	$119,222	$142,540	$(23,318)	(16)%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily attributable to a decrease in multi-year customer contracts with upfront revenue recognition in the current period versus the comparable period.
Hosted software. The increase in revenues for hosted software for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily due to increased spend from existing customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over the term of the agreement.
Software maintenance. The decrease in revenues for software maintenance for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to fluctuations in the length of renewal periods. The increase in revenues for software maintenance for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to the fluctuation of on-premise software renewal periods, including multi-year customer arrangements, in the current period versus the comparable period, as well as increased spend from existing customers. Software maintenance revenue is recognized ratably over the term of the agreement.
Professional services. The decrease in revenues from professional services for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily related to fluctuations in the timing of progress and completion of technology and modeling service projects. The increase in revenues from professional services for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily related to the progress and completion of technology and modeling service projects.
Software contribution revenue. The increase in revenues from software contribution during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was due to the agreement with the Bill & Melinda Gates Foundation entered into in July 2024, and the consideration received for the extension of the agreement with Gates Ventures, LLC.

Drug Discovery Revenue
Drug discovery services. The decrease in revenues for drug discovery services for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to BMS electing not to proceed with further development for two programs during 2023, which resulted in increased revenue recognition due to the accelerated completion of our obligations related to such programs during the three months ended September 30, 2023. The decrease is offset by an increase in revenue due to the progress of existing and new collaborations.
The decrease in revenues for drug discovery services for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to the timing and amount of collaboration milestones achieved, including $25.0 million recognized from BMS in the nine months ended September 30, 2023, as well as BMS electing not to proceed with further development for two programs during 2023. The decrease is offset by an increase in revenue from collaboration milestones achieved in 2024, as well as the progress of existing and new collaborations. We expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievements and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. The decrease in contribution revenue for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was due to fluctuation in allotted funds spent under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$8,479	$7,034	$1,445	21%	$23,622	$20,844	$2,778	13%
Gross margin	73%	76%			77%	77%
Drug discovery	9,083	11,896	(2,813)	(24)%	27,647	38,554	(10,907)	(28)%
Software products and services. The increase in cost of revenues for software products and services during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was attributable to increases of approximately $1.4 million in personnel-related expense, and approximately $0.7 million in cloud computing expense, partially offset by approximately $0.6 million in royalty expense.
The increase in cost of revenues for software products and services during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to increases of approximately $1.9 million in cloud computing expense and approximately $1.6 million in personnel-related expense, partially offset by approximately $0.7 million in royalty expense.
Software products and services gross margin. The decrease in software gross margin during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to an increase in expenses related to our agreement with the Bill & Melinda Gates Foundation to accelerate the expansion of our computational software platform, partially offset by an increase in revenue.
Software gross margin remained unchanged for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to an increase in software revenue, partially offset by expenses primarily related to our agreement with the Bill & Melinda Gates Foundation to accelerate the expansion of our computational software platform.
Drug discovery. The decrease in cost of revenues for drug discovery during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was attributable to decreases of approximately $2.8 million in CRO expense due to the discontinuation of certain collaboration projects and approximately $0.1 million in cloud computing expense, partially offset by approximately $0.1 million in personnel-related expense.

The decrease in cost of revenues for drug discovery during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to decreases of approximately $8.0 million in CRO expense due to the discontinuation of certain collaboration projects, approximately $1.3 million in personnel-related expense reflecting the redeployment of our discovery organization towards proprietary drug discovery programs, approximately $1.3 million in royalties expense, approximately $0.2 million in cloud computing expense, and approximately $0.1 million in other expenses.
Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
External costs by program:
SGR-1505	$2,562	$4,331	$(1,769)	(41)%	$8,885	$11,007	$(2,122)	(19)%
SGR-2921	2,176	1,484	692	47%	6,629	3,701	2,928	79%
SGR-3515	1,514	2,053	(539)	(26)%	4,485	5,709	(1,224)	(21)%
Other early development candidates and unallocated costs	8,240	7,802	438	6%	25,341	20,004	5,337	27%
Total external costs for programs in preclinical and clinical development	14,492	15,670	(1,178)	(8)%	45,340	40,421	4,919	12%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	10,685	8,525	2,160	25%	31,044	23,051	7,993	35%
Facility and other	568	545	23	4%	1,565	1,285	280	22%
Total internal costs	11,253	9,070	2,183	24%	32,609	24,336	8,273	34%
All other research and development	25,232	22,093	3,139	14%	74,474	65,522	8,952	14%
Total research and development expense	$50,977	$46,833	$4,144	9%	$152,423	$130,279	$22,144	17%
The decrease in external costs of $1.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to a decrease in costs for SGR-1505 and SGR-3515 due to timing of work performed, partially offset by an increase in costs associated with the ongoing Phase 1 clinical trial of SGR-2921, as well as development activities and other external costs to support our early-stage product candidates.
The increase in external costs of $4.9 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to an increase in costs associated with development activities and other external costs to support our early-stage product candidates, as well as the ongoing Phase 1 clinical trial of SGR-2921, partially offset by slightly lower costs for SGR-1505 and SGR-3515 due to timing of work performed.
The increase in internal costs for programs in discovery, preclinical and clinical development of $2.2 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to an increase in personnel-related expense.
The increase in internal costs for programs in discovery, preclinical and clinical development of $8.3 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily attributable to an increase in personnel-related expense.

The increase in all other research and development expense of $3.1 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was attributable to increases of approximately $2.0 million in personnel-related expense, approximately $0.7 million in cloud computing expense, approximately $0.3 million related to office facilities, and approximately $0.2 million related to professional services.
The increase in all other research and development expense of $9.0 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was attributable to increases of approximately $4.5 million in personnel-related expense, approximately $2.5 million in cloud computing expense, approximately $1.3 million related to office facilities, approximately $0.4 million related to professional services, approximately $0.2 million in travel and entertainment expenses, and approximately $0.1 million in other expenses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
Sales and marketing	$10,349	$9,109	$1,240	14%	$30,213	$27,276	$2,937	11%
The increase in sales and marketing expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was attributable to increases of approximately $0.8 million in personnel-related expense, approximately $0.4 million in travel and entertainment expense, and approximately $0.1 million in cloud computing expense, partially offset by decreases of approximately $0.1 million related to office facilities.
The increase in sales and marketing expense during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to increases of approximately $1.7 million in personnel-related expense, approximately $1.0 million in travel and entertainment expense, and approximately $0.3 million in cloud computing expense, partially offset by decreases of approximately $0.1 million related to office facilities.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in thousands)				(in thousands)
General and administrative	$24,824	$23,890	$934	4%	$73,901	$73,414	$487	1%
The increase in general and administrative expense during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was attributable to increases of approximately $1.1 million in personnel-related expense, approximately $0.9 million in royalties expense related to cash distributions and dispositions of our equity investments, and approximately $0.1 million in cloud computing expense, partially offset by decreases of approximately $0.3 million related to professional services expense, approximately $0.2 million in travel and entertainment expense, approximately $0.1 million related to office facilities, and approximately $0.6 million in other expenses.
The increase in general and administrative expense during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to increases of approximately $4.3 million in personnel-related expense, approximately $0.6 million related to professional services expense, and approximately $0.3 million in cloud computing expense, partially offset by decreases of approximately $2.6 million in royalties expense related to cash distributions and dispositions of our equity investments, approximately $0.5 million in amortization related to the acceleration of customer relationship intangible assets, approximately $0.1 million related to office facilities, approximately $0.1 million in travel and entertainment expense, and approximately $1.4 million in other expenses.

Gain on Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Gain on equity investments	$—	$—	$—	$—	$147,322	$(147,322)
There was no gain or loss on equity investments during the three and nine months ended September 30, 2024 or during the three months ended September 30, 2023.
The gain on equity investments during the nine months ended September 30, 2023 was due to the realized gain on our equity investment in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858.
Change in Fair Value

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Change in fair value	$25,459	$(14,522)	$39,981	$27,763	$61,869	$(34,106)
The change in fair value during the three months ended September 30, 2024 was due to an unrealized gain on our investment in Morphic of $19.1 million and an unrealized gain on our investment in Structure Therapeutics of $6.3 million. The change in fair value during the three months ended September 30, 2023 was due to an unrealized loss on our investment in Morphic of $28.7 million, partially offset by an unrealized gain on our investment in Structure Therapeutics of $12.1 million and an unrealized gain on our investment in Nimbus of $2.2 million.
The change in fair value during the nine months ended September 30, 2024 was due to an unrealized gain on our investment in Morphic of $23.5 million, and an unrealized gain on our investment in Structure Therapeutics of $4.3 million. The change in fair value during the nine months ended September 30, 2023 was due to an unrealized gain on our investment in Structure Therapeutics of $62.9 million and an unrealized gain on our investment in Nimbus of $2.2 million, offset by a loss on our investment in Morphic of $3.2 million.
Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Other income	$4,737	$5,804	$(1,067)	$14,363	$13,067	$1,296
The decrease in other income during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was attributable to a decrease of approximately $1.6 million in interest income on our investment portfolio, partially offset by an increase of approximately $0.5 million primarily related to favorable foreign currency fluctuations.
The increase in other income during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was attributable to an increase of approximately $1.0 million in other income attributable to higher interest rates on our investment portfolio, approximately $0.2 million attributable to interest expense related to a one-time non-recurring state and local tax item present in the prior period and not relevant to the current period, and approximately $0.1 million related to favorable currency fluctuations.

Income Tax (Benefit) Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$(90)	$(2,887)	$2,797	$449	$3,041	$(2,592)
During the three months ended September 30, 2024, we continued to recognize a full valuation allowance on our U.S. federal and state tax assets. Our income tax benefit represents adjustments recognized during the quarter as a result of completion of prior year tax returns offsetting our income tax obligations in certain states and taxes in foreign jurisdictions in which we operate.
During the nine months ended September 30, 2024, we continued to recognize a full valuation allowance on our U.S. federal and state tax assets. Our income tax expense primarily represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
During the three months ended September 30, 2023, our income tax benefit represented a reduction of our federal and state tax liability due to a decrease in our estimated annual effective income tax rate driven by loss before income tax.
During the nine months ended September 30, 2023, our income tax expense primarily represented the federal and state tax liability, which was driven by our cash distributions received from Nimbus and the impact of capitalizing research and development costs for tax purposes. We have sufficient deferred tax assets which we plan to utilize to offset the majority of the cash impact of these taxes.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2024.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $485.3 million.
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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. During the three and nine months ended September 30, 2024, zero and 323,085 shares of common stock, respectively, were sold under the ATM for total net proceeds of zero and $8.7 million, respectively, and gross proceeds of zero and $8.9 million, respectively, before deducting sales agent commissions. As of September 30, 2024, we had $241.1 million of common stock remaining available for sale under the ATM.
As of September 30, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $398.4 million.
We believe our existing cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of September 30, 2024 include lease obligations of $182.2 million, consisting of our continuing rent obligations through December 2037, primarily for our offices located in New York, New York for $138.4 million, Cambridge, Massachusetts for $15.2 million, Framingham, Massachusetts for $10.5 million and San Diego, California for $5.5 million, which expire in December 2037, June 2032, March 2033 and January 2031, respectively. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
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
We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements. See Note 2, "Significant Accounting Policies" to our audited consolidated financial statements appearing in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023 for more information relating to our royalty obligations.

Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(126,255)	$(99,478)
Net cash provided by investing activities	125,361	252,648
Net cash provided by financing activities	10,004	6,721
Net increase in cash and cash equivalents and restricted cash	$9,110	$159,891
Operating activities
During the nine months ended September 30, 2024, operating activities used approximately $126.3 million of cash, primarily due to a net loss of $146.9 million, which included a $27.8 million non-cash gain on changes in fair value and $1.8 million of non-cash operating expenses, depreciation and investment accretion costs. These items were partially offset by $37.4 million of stock-based compensation and changes to our operating assets and liabilities of $12.8 million.
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
Investing activities
During the nine months ended September 30, 2024, investing activities provided approximately $125.4 million of cash, consisting of $86.0 million provided by marketable securities maturities, net of purchases, and $48.8 million primarily provided by the disposition of equity investments. These items were partially offset by $6.4 million in cash used for purchases of property and equipment and $3.0 million in cash used for purchases of our equity investment in Ajax.
During the nine months ended September 30, 2023, investing activities provided approximately $252.6 million of cash, consisting of $147.1 million cash distributions received, on account of our equity investment in Nimbus, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and $120.5 million provided by marketable securities maturities, net of purchases. These items were partially offset by $10.9 million in cash used for purchases of property and equipment and $4.1 million in cash used for purchases of our equity investments in Structure Therapeutics.
Financing activities
During the nine months ended September 30, 2024, financing activities provided approximately $10.0 million of cash, consisting of $8.7 million attributable to net proceeds received from the ATM and $1.4 million attributable to proceeds received upon stock option exercises.
During the nine months ended September 30, 2023, financing activities provided approximately $6.7 million consisting of $7.1 million attributable to proceeds received upon stock option exercises, offset by $0.4 million in offering costs related to the ATM.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 28, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2024. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of September 30, 2024, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss for the three and nine months ended September 30, 2024 was $38.1 million and $146.9 million, respectively. Our net loss for the three months ended September 30, 2023 was $62.0 million. Our net income for the nine months ended September 30, 2023 was $71.4 million. Our net income for the year ended December 31, 2023 was $40.7 million. Our net loss for the year ended December 31, 2022 was $149.2 million. As of September 30, 2024, we had an accumulated deficit of $485.3 million. The net income we generated during the nine months ended September 30, 2023 and the year ended December 31, 2023 was primarily due to the $147.2 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics' initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
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
Achieving success in drug development will require us or our current or future collaborators to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing, and selling any products for which we or they may obtain regulatory approval. We are only in the early stages of most of these activities, and none of our current drug discovery collaborators have completed clinical development of any product candidate. We and our drug discovery collaborators may never succeed in these activities and, even if we do, we may never generate revenues that are significant enough to achieve and sustain profitability, or even if our collaborators do, we may not receive option fees, milestone payments, or royalties from them that are significant enough for us to achieve and sustain profitability. Because of the intense competition in the market for our software solutions and the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to accurately predict when, or if, we will be able to achieve or sustain profitability.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues decreased by 16% from $142.5 million in the nine months ended September 30, 2023 to $119.2 million in the nine months ended September 30, 2024, and increased by 20% from $181.0 million in the fiscal year ended December 31, 2022 to $216.7 million in the fiscal year ended December 31, 2023. Although we have experienced revenue growth in certain periods, we have also experienced revenue loss in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
•changes in the fair value of or receipt of distributions or proceeds on account of the equity interests we hold in our drug discovery collaborators, such as Structure Therapeutics and Nimbus;
•the success of our drug discovery collaborators in developing and commercializing drug products for which we are entitled to receive milestone payments or royalties;
•the timing of the recognition of milestones achieved under our collaborative programs;
•variations in the number and size of milestones achieved under our collaborative programs;
•the timing of recognition of revenue from any payments from entering into collaborations or out-licensing our proprietary drug discovery programs, such as under our collaboration agreements with Bristol-Myers Squibb Company, or BMS, and Novartis Pharma AG, or Novartis; and
•the timing of expenses related to our drug discovery programs, the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
In addition, because we recognize revenues from our hosted software solutions ratably over the term of the agreement, a significant upturn or downturn in sales of our hosted software solutions may not be reflected immediately in our operating results. As a result of these factors, we believe that period-to-period comparisons of our operating results are not a good indication of our future performance and that our interim financial results are not necessarily indicative of results for a full year or for any subsequent interim period.
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
Our current drug discovery collaborators, from whom we are entitled to receive milestone payments upon achievement of various development, regulatory, and commercial milestones as well as royalties on commercial sales, if any, under the collaboration agreements that we have entered into with them, face numerous risks in the development of drugs, including the conduct of preclinical and clinical testing, obtaining regulatory approval, and achieving product sales. In addition, the amounts we are entitled to receive upon the achievement of such milestones tend to be smaller for near-

term development milestones and increase if and as a collaborative product candidate advances through regulatory development to commercialization and will vary depending on the level of commercial success achieved, if any. We do not anticipate receiving significant milestone payments from many of our drug discovery collaborators for several years, if at all, and our drug discovery collaborators may never achieve milestones that would result in significant cash payments to us. In addition, while we have equity stakes in a number of our collaborators, the value of these equity stakes can vary significantly based on a number of factors beyond our control, and there can be no assurance that we can rely on such equity as capital to fund our operations. For these reasons we may need, or choose, to obtain additional capital to fund our continuing operations.
As of September 30, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $398.4 million. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2024 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
We use our computational platform to provide drug discovery services to collaborators who are engaged in drug discovery and development. These collaborators include start-up companies, pre-commercial biotechnology companies, and large-scale pharmaceutical companies. When we engage in drug discovery with these collaborators, we typically provide access to our platform and platform experts who assist the drug discovery collaborator in identifying molecules that have activity against one or more specified protein targets. We historically have not received significant initial cash consideration for these services, except for the upfront payment of $55.0 million we received from BMS upon entry into our collaboration agreement with BMS and the upfront payment of $150.0 million that we expect to receive from Novartis in connection with our entry into the research collaboration and license agreement with Novartis. However, we have received equity consideration in certain of our collaborators and/or the right to receive option fees, cash milestone payments upon the achievement of specified development, regulatory, and commercial sales milestones for the drug discovery targets, and potential royalties. From time to time, we have also made additional equity investments in our drug discovery collaborators.
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
We also rely on collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize clinical and commercial opportunities for the product candidate. For example, under our collaboration agreement with BMS, after mutual agreement on the targets of interest, the Schrödinger therapeutics group is responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We cannot be certain that we will successfully identify additional development candidates for BMS to develop and commercialize under our collaboration agreement. Further, BMS may not achieve the research, development, regulatory and sales milestones for those development candidates that would result in additional payments to us. In addition, under our research collaboration and license agreement with Novartis, we will be responsible, together with Novartis, for the discovery of small molecule compounds directed against specified targets pursuant to mutually agreed research plans. After the identification of a development candidate in any project plan, Novartis will be solely responsible for the further pre-clinical and clinical development, manufacturing and commercialization of products containing all compounds resulting from such project plan. We cannot be certain that we will successfully identify development candidates for Novartis to develop and commercialize under our research collaboration and license agreement. Further, Novartis may not achieve the discovery, development, and commercial milestones for those development candidates that would result in additional payments to us.
We may not realize returns on our equity investments in our drug discovery collaborators.
We may not realize returns on our equity investments in our drug discovery collaborators. None of the drug discovery collaborators in which we hold equity generate revenue from commercial sales of drug products. They are therefore dependent on the availability of capital on favorable terms to continue their operations. In addition, if the drug discovery collaborators in which we hold equity raise additional capital, our ownership interest in and degree of control over these drug discovery collaborators will be diluted, unless we have sufficient resources and choose to invest in them further or successfully negotiate contractual anti-dilution protections for our equity investment. The financial success of our equity investment in any collaborator will likely be dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation in the value of the equity we hold. The capital markets for public offerings and acquisitions are dynamic, and the likelihood of liquidity events for the companies in which we hold equity interests could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could negatively impact our financial results. The fair value of our equity interests in public companies, such as Structure Therapeutics, may fluctuate significantly in future periods since we determine the fair value of such equity interests based on the market value of such companies’ common stock as of a given reporting date. All of the equity we hold in our drug discovery collaborators is subject to a risk of partial or total loss of our investment.

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
In addition, we currently rely on foreign CROs and CMOs, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 7085), and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies and authorizes the U.S. government to impose such restrictions on entities transacting with additional Chinese biotechnology companies as a condition of U.S. government contract, grant, and loan funding. The legislation passed by the House of Representatives contains a grandfathering provision that would prevent disruption to the provision of services or products furnished under contracts with the targeted biotechnology companies entered before the effective date of the legislation until January 1, 2032. It is possible some of our contractual counterparties could be impacted by this legislation.
Our reliance on third parties to manufacture our product candidates increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
We do not own or operate manufacturing facilities for the production of any product candidates, nor do we have plans to develop our own manufacturing operations. We rely and expect to continue to rely on third-party contract manufacturers for all of our required raw materials, drug substance, and finished drug product for the preclinical and clinical development of any product candidates we develop ourselves and for any commercial supply of approved products, if any. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale.
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
Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them or any approved drug we may use in combination trials, it will be more difficult for us to develop our product candidates and compete effectively.
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
For the three and nine months ended September 30, 2024 and the year ended December 31, 2023, sales to customers outside of the United States accounted for approximately 30%, 34%, and 25% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
As of December 31, 2023, we had federal NOLs of approximately $179.1 million and state NOLs of approximately $98.6 million, which, if not utilized, generally begin to expire in 2025. As of December 31, 2023, we also had federal research and development tax credit carryforwards of approximately $23.3 million and state research and development tax credit carryforwards of approximately $1.6 million. Unused credits began to expire in 2024 and generally expire over time if they remain unused. These NOLs and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.
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
We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see "Item 1. Business—License Agreements with Columbia University" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and our Current Report on Form 8-K filed with the SEC on September 12, 2024. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.
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
Our existing collaboration agreements contain certain exclusivity obligations that require us to design compounds exclusively for our collaborators with respect to certain specific targets over a specified time period. Our future collaboration agreements may grant similar exclusivity rights to future collaborators with respect to target(s) that are the subject of such collaborations. Existing or future collaboration agreements may also impose diligence obligations on us. For example, existing or future collaboration agreements may impose restrictions on us from pursuing the drug development targets for ourselves or for our other current or future collaborators, thereby removing our ability to develop and commercialize, or to jointly develop and commercialize with other current or future collaborators, product candidates, and technology related to the drug development targets. Under our collaboration with BMS, for example, we are prohibited from developing and commercializing product candidates anywhere in the world that are directed at the target specified under the agreement, until the earlier of such target ceasing to be included under the agreement or the expiration of the last to expire royalty term for the program related to the target. In spite of our best efforts, our prior, current, or future collaborators might conclude that we have materially breached our collaboration agreements. If these collaboration agreements are terminated, or if the underlying intellectual property, to the extent we have ownership or license of such intellectual property, fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technology identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
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
Further, our ability to develop and market new products may be impacted by litigation challenging the FDA’s approval of mifepristone. In April 2023, the U.S. District Court for the Northern District of Texas stayed the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various conditions adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market, but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone that FDA authorized in 2016 and 2021 were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states filed an amended complaint in the U.S. District Court for the Northern District of Texas challenging the FDA’s actions. Depending on the outcome of this litigation, our ability to develop and market new drug products could be delayed, undermined or subject to protracted litigation.
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

The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. In July 2024, the FDA granted Fast Track designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia.
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
In the EU, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
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
The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several recent Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020 President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With the issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. On August 15, 2024, HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On October 2, 2024, in final guidance, CMS indicated that it will announce the selection of up to 15 additional drugs covered by Part D for the second cycle of negotiations by February 1, 2025. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products or those of our partners are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
Furthermore, these provisions of the IRA may cause some companies to shift their research portfolio and priorities more towards large molecules (i.e., biologics such as antibodies) rather than small molecules. Although we do have applications of our technology to biologics, we do not yet have the same validation or value for large molecule discovery as we do for small molecule discovery. Accordingly, if the IRA causes the pharmaceutical industry to pivot investment and portfolio strategy away from small molecule drug discovery and towards biologics, it could have a material adverse effect on the expected value of our drug discovery programs and also on the perceived value of using our software to develop product candidates. In addition, if investment levels and development interest in small molecule therapeutics decreased, it may become more difficult for us to enter into collaborations on commercially acceptable terms, or at all, for our proprietary drug discovery programs. If we are unable to find suitable collaborators and/or partners for our programs, we may be forced to fund and undertake development or commercialization activities on our own for more programs than we would otherwise expect to, or plan for, which could adversely affect our business and financial condition.
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and other pharmaceutical companies also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. There have been various decisions by the courts considering these cases since they were filed. HHS has generally won substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, with oral arguments held in October 2024. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.

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

States are also active in creating specific rules relating to the processing of personal information. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information), including granting consumers the right to opt-out of the sale of their personal information. Many other states are considering similar legislation. In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime over the next few years. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering privacy laws that will go into effect in 2025 and beyond. Other states will be considering these laws in the future, and at the same time, a broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face the threat of consumer class actions related to these laws and the overall protection of personal data. Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits could create potential risk for our business.
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
As of November 5, 2024, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 37.7% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 45.6% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through November 5, 2024, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies and clinical trials in our proprietary drug discovery programs as well as developments and milestones under our collaborations. For example, Morphic Holding, Inc. and Structure Therapeutics have also made public statements regarding their expectations for the development of programs under collaboration with us and they and other collaborators may in the future make additional statements about their goals and expectations for collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future collaborators’ drug discovery and development programs, the amount of time, effort, and resources committed by us and our current and future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our or our current and future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common stock could decline.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of November 5, 2024, we had outstanding 63,694,574 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of September 30, 2024, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
We also have filed registration statements on Form S-8 to register shares of common stock that we may issue under our equity compensation plans. Shares registered under such registration statements are available for sale in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Director and Officer Trading Arrangements
None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Master License Agreement, dated as of September 11, 2024, by and between Schrödinger, LLC and The Trustees of Columbia University.	8-K	001-39206	10.1	9/12/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: November 12, 2024	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Geoffrey Porges, MBBS
Executive Vice President and Chief Financial Officer (Principal Financial Officer)