Form 10-K
period 2024-12-31
Schrodinger, Inc.
filed 2025-02-26
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $790,263,620 based upon the closing sale price of the registrant’s common stock on that date.
As of February 19, 2025, the registrant had 63,874,200 shares of common stock and 9,164,193 shares of limited common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2025 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2024. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Portland, OR

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words "aim," "anticipate," "believe," "contemplate," "continue," "could," "estimate," "expect," "goal," "intend," "may," "might," "plan," "potential," "predict," "project," "should," "target," "will," "would" or the negative of these words or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.
The forward-looking statements in this Annual Report include, among other things, statements about:
•the potential advantages of our physics-based computational platform;
•our strategic plans to accelerate the growth of our software business and acquire new customers;
•our research and development efforts for our proprietary drug discovery programs and our computational platform, including the initiative to expand our computational platform to predict toxicology risk in early drug discovery;
•our drug discovery collaborations, including the initiation, timing, progress and results of such collaborations;
•our estimates or expectations regarding any milestone or other payments we may receive from drug discovery collaborations, including pursuant to our collaboration agreement with Novartis Pharma AG;
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
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel; and
•the potential impact of geopolitical and global economic developments and public health epidemics or pandemics.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in "Risk Factor Summary" and "Risk Factors" below, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, in-licensing arrangements, joint ventures, or investments we may make or enter into.
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
In addition, statements that "we believe" and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
Unless the context otherwise requires, we use the terms "company," "we," "us," and "our" in this Annual Report to refer to Schrödinger, Inc. and its consolidated subsidiaries.

RISK FACTOR SUMMARY
Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled "Risk Factors", together with the other information in this Annual Report.
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
•The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration or other comparable foreign regulatory authorities.
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
Over the past several decades and with the concerted efforts of our scientists and software engineers, we have developed a physics-based computational platform that is capable of predicting critical properties of molecules with a high degree of accuracy. This key capability enables drug discovery teams to design and selectively synthesize molecules with more optimal properties, reducing the average time and costs required to identify a development candidate and increasing the probability that a drug discovery program will enter clinical development. Furthermore, we believe that development candidates with more optimized property profiles will have a higher probability of success in clinical development. Additionally, since the physics underlying the properties of drug molecules and materials is the same, we have been able to extend our computational platform to materials science applications in fields such as aerospace, energy, semiconductors, electronic displays, and chemicals.
We offer our customers a variety of software solutions that accelerate all stages of molecule discovery, design, and optimization. In 2024, 19 of the top 20 pharmaceutical companies, measured by 2023 revenue, licensed our solutions, accounting for $74.7 million, or 41%, of our software revenue in 2024. We had 235, 222, and 227 customers with an annual contract value, or ACV, of at least $100,000, which represented 87%, 83%, and 82% of our total ACV, for the years ended December 31, 2024, 2023, and 2022, respectively. The widespread adoption of our software, supported by our global team of sales, technical, and scientific personnel, has driven steady growth in our software revenue. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV at higher thresholds. For the year ended December 31, 2024, we had 61 customers with an ACV of at least $500,000 compared to 54 for the year ended December 31, 2023. Furthermore, the number of customers with an ACV of at least $1.0 million increased to 31 for the year ended December 31, 2024, compared to 27 and 18 for the years ended December 31, 2023 and 2022, respectively. We also had eight customers with an ACV of at least $5.0 million for the year ended December 31, 2024, compared to four customers for each of the years ended December 31, 2023 and 2022. In addition, our customer retention rate for our customers with an ACV of at least $100,000 for the year ended December 31, 2024 was 95% and was 92% or higher for each of the previous 10 fiscal years. Our customer retention rate for our customers with an ACV of at least $500,000 was 100% for the year ended December 31, 2024 and 98% for the year ended December 31, 2023. We believe the growth in the number of our larger customers demonstrates that companies are increasingly recognizing the power and appreciating the scientific and financial benefits of using our platform at scale while the retention in our customer base is indicative of the continued value of our platform. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance" for additional information regarding ACV and customer retention rate.
We also leverage our platform and capabilities across a portfolio of collaborative and proprietary drug discovery programs spanning a wide range of disease targets and indications. Our drug discovery group, which we refer to as the Schrödinger therapeutics group, is comprised of a multidisciplinary team of approximately 180 experts in protein science, biochemistry, biophysics, medicinal and computational chemistry, and discovery scientists with expertise in preclinical and early clinical development. We have entered into drug discovery collaborations with biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutic areas, including programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immuno-oncology, cardiopulmonary disease and tuberculosis. When we engage in drug discovery with these collaborators, we typically provide access to our platform and platform experts who assist the drug discovery collaborator in identifying molecules that have activity against one or more specified protein targets. Our collaboration agreements typically include upfront consideration, discovery, development, commercial and regulatory milestones, and royalties from future sales of commercialized products. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. We also rely on collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize clinical and commercial opportunities for the product candidate.
For example, in November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. We are eligible to receive up to $2.272 billion in total milestones across the initial programs, of which no milestone revenue has been recognized as revenue as of December 31, 2024, as well as a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid-single-digits to low double-digits, subject to certain specified reductions. See “—Collaboration Agreement with Novartis Pharma AG” for additional information relating to this agreement. We also entered into a three-year software agreement with Novartis that substantially increased Novartis' access to our computational predictive modeling technology and enterprise informatics platform.
In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. We have initiated dosing in a Phase 1 clinical trial of SGR-1505, which is designed as an open-label, multi-center dose escalation trial in patients with relapsed or refractory B-cell malignancies. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts will evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to establish the recommended dose. We anticipate reporting initial data from the trial in the second quarter of 2025.
We also completed a Phase 1 clinical trial of SGR-1505 in 73 healthy volunteers to gather additional data, including data relating to the safety, tolerability, and pharmacokinetics of SGR-1505, as well as the effect of food and drug-drug interactions. In the healthy volunteer trial, SGR-1505 was generally well tolerated with no drug-related serious adverse events or dose limiting toxicities observed. In the trial, we observed that SGR-1505 achieved greater than 90 percent inhibition of IL-2 secretion in an activated T cell whole blood assay at 100 mg twice a day (n=4), confirming target engagement and meeting the pharmacodynamic goals for the trial. Inhibition of IL-2 secretion is a marker for target engagement and pathway modulation as it is tightly linked to MALT1 and the downstream NF-κB signaling. The data supported continued evaluation of SGR-1505 in the ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell malignancies. In addition, in August 2023, the FDA granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma.
In July 2023, the FDA cleared our IND for our CDC7 inhibitor, which we refer to as SGR-2921. In July 2024, the FDA granted Fast Track designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia, or AML. In addition, in January 2025, the FDA granted orphan drug designation to SGR-2921 in patients with relapsed or refractory AML. We have initiated dosing in a Phase 1 clinical trial of SGR-2921, which is designed as an open-label, multi-center dose-escalation clinical trial in patients with relapsed or refractory AML or high-risk myelodysplastic syndrome. The trial is designed to evaluate the safety and tolerability of SGR-2921 as a monotherapy and to identify the recommended Phase 2 dose, including the maximum tolerated dose. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and pharmacodynamics of SGR-2921 and investigating preliminary anti-tumor activity. We anticipate reporting initial data from the trial in the second half of 2025.
In March 2024, we also submitted an IND to the FDA for our novel Wee1/Myt1 inhibitor, which we refer to as SGR-3515, and the FDA cleared the IND in April 2024. We recently initiated dosing in a Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability, and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the second half of 2025.
For the year ended December 31, 2024, we generated total revenue of $207.5 million and had a net loss of $187.1 million.
Strategy
Our mission is to improve human health and quality of life by transforming the way therapeutics and materials are discovered. We aim to do this by:
•Advancing the science that underlies our computational platform: We are the leader in the field of physics-based computational drug discovery, and we believe our computational platform is far ahead of that of our nearest competitors. We intend to maintain our industry-leading position by introducing new capabilities and refining our software to further strengthen our technology and advance the science underlying our platform. For example, in 2024, we launched an initiative to expand our computational platform to predict toxicology risk early in drug discovery, which is being funded by $19.5 million in grants from the Bill & Melinda Gates Foundation. The goal of this initiative is to develop a computational solution designed to improve the properties of novel drug development candidates and reduce the risk of development failure associated with binding to off-target proteins, which can be associated with serious side effects.
•Growing and expanding our software business: We have experienced steady growth in our software revenues, achieving $180.4 million in revenue in 2024, an increase of 13% compared to 2023, primarily driven by broad adoption of our software solutions by the biopharmaceutical industry. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth.
▪Advancing our collaborative programs: We intend to continue to work with our collaborators on advancing our collaborative programs through discovery research stages. Our collaboration agreements typically include upfront consideration, discovery, development, commercial and regulatory milestones, and royalties from future sales of commercialized products. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. We achieved drug discovery revenue of $27.2 million in 2024. We also benefit from our equity positions in certain of our collaborators. For example, in 2024, we received $47.6 million for the equity stake that we owned in Morphic Holding, Inc., or Morphic, one of our drug discovery collaborators and co-founded companies, in connection with Morphic's acquisition by Eli Lilly and Company, or Lilly, for approximately $3.2 billion.
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

Industry Overview
Traditional drug discovery and development efforts are complex, lengthy and capital-intensive, and are prone to high failure rates. Traditional drug discovery involves experimental screening of existing libraries of molecules to find molecules with detectable activity, or "hit molecules," followed by many iterations of chemical synthesis to optimize those hit molecules to a development candidate that can be advanced into human clinical trials. Efforts to optimize initial hit molecules for a drug discovery project involve costly and iterative synthesis and testing of molecules seeking to identify a molecule with the required property profile. The optimal profile has an acceptable balance of properties such as potency, selectivity, solubility, bioavailability, half-life, permeability, drug-drug interaction profile, synthesizability, and toxicity. These properties are often inversely correlated, meaning that optimizing one property often de-optimizes others. The challenge of optimizing hit molecules is amplified by the limited number of molecules that can be feasibly tested across these properties with traditional methods. As a result, this optimization process often fails to yield a molecule with a satisfactory property profile to be a development candidate, which is why many drug discovery programs fail to advance into clinical development.
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
The other primary computational method that has been explored to improve drug discovery involves using fundamental, "first-principles" physics-based methods, which require a deep and thorough understanding of the specific property to be computed. However, physics-based methods are difficult to develop and can be slow compared to machine learning. Further, to apply such methods to design molecules that will bind with high affinity to a particular protein target, the three-dimensional structure of that protein must be generated with sufficient atomic detail to enable application of these physics-based approaches, which is referred to as being "structurally enabled," and such structures have been historically difficult to obtain and are only available today for a relatively small subset of the universe of human proteins. Another factor preventing computational chemistry from realizing its promise has been limited compute speed. However, despite all of these challenges, physics-based methods have a significant advantage over machine learning in that they do not require a training set and can, in principle, compute properties of molecules that are well beyond existing industry experience and data.
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
•Scale. Our platform can explicitly evaluate billions of molecules per day, whereas traditional drug discovery methods only synthesize and evaluate approximately one thousand molecules per year, thereby increasing the probability that we find a novel molecule with the desired property profile.
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
Our computational platform is also applicable to new problems of interest and new fields of study. Since the underlying physics that drives a biologic to bind to its target is no different than the physics that drives a small drug molecule to bind to a protein, we have been able to apply our technologies to the discovery of biologics and we continually work to increase our platform's capabilities in biologics. Similarly, the physics underlying the properties of materials is no different than the physics underlying the properties of drug molecules. Therefore, we have applied our computational platform to materials science applications, including in the fields of aerospace, energy, semiconductors, electronic displays, and chemicals.
Software Business
Overview
We are the leading provider of computational software solutions for drug discovery to the biopharmaceutical industry. In 2024, 19 of the top 20 pharmaceutical companies, measured by 2023 revenue, licensed our solutions, accounting for $74.7 million, or 41%, of our software revenue in 2024. Additionally, in 2024, our software was used by researchers around the world at more than 1,818 academic institutions. The widespread adoption of our software is supported by an approximately 240-person global team of sales, technical, and scientific personnel. Our direct sales operations span across the United States, the European Union, United Kingdom, Japan, India, and South Korea, and we have sales distributors in other important markets, including China.
We have a diverse and large existing customer base, ranging from startup biotechnology companies to the largest global pharmaceutical companies as well as an increasing number of materials science customers. Our ten largest software customers represented approximately 39% of our software revenue in 2024, including one customer that makes up 11% of total software revenue. We continue to expand our customer base as we provide education and information to increase the awareness of the potential of our computational platform across different industries. As of December 31, 2024, we had 1,752 active customers, which we define as the number of customers who had an ACV of at least $1,000 in a given fiscal year. Included in the number of customers are entities we derive software contribution revenue from, which for the year ended December 31, 2024, consisted of Gates Ventures, LLC and the Bill & Melinda Gates Foundation.
We had 235, 222, and 227 customers with an ACV of at least $100,000 for the years ended December 31, 2024, 2023, and 2022, respectively. We believe there is a significant opportunity to expand the adoption of our platform within our customer base. For example, in November 2024, we entered into an expanded, three-year, software agreement with Novartis, which is more fully described in "—Collaboration Agreements." The three-year agreement substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform to industry-leading scale.
Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth. Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV at higher thresholds. For the year ended December 31, 2024, we had 61 customers with an ACV of at least $500,000 compared to 54 for the year ended December 31, 2023. In addition, we had 31, 27, and 18 customers for the years ended December 31, 2024, 2023, and 2022, respectively, with an ACV of at least

$1.0 million. Furthermore, we also had eight customers with an ACV of at least $5.0 million for the year ended December 31, 2024, compared to four customers for each of the years ended December 31, 2023 and 2022. For the year ended December 31, 2024, our top 10 customers, measured by ACV, accounted for $73.1 million of our total ACV compared to $51.0 million for the year ended December 31, 2023. Our ACV was $190.8 million and $154.2 million for the years ended December 31, 2024 and 2023, respectively. We believe biopharmaceutical companies are increasingly recognizing and appreciating the scientific and financial benefits of using our platform at scale.
Furthermore, we believe our sales and marketing approach and the quality of our software solutions result in long-term relationships and high retention with our largest customers. This is demonstrated by the length of our key relationships, with the average tenure of our 10 largest software customers in 2024 being nearly 21 years. Furthermore, our ability to expand our customer relationships over time is exemplified by our ability to retain our customers with an ACV of at least $100,000. For the year ended December 31, 2024, our year-over-year customer retention rate for our customers with an ACV of at least $100,000 was 95% and was 92% or higher for each of the previous 10 fiscal years. Our customer retention rate for our customers with an ACV of at least $500,000 was 100%, 98%, 100% for the years ended December 31, 2024, 2023, and 2022, respectively. We believe our high retention rate for our customer base coupled with our ability to expand our customers’ use of our software will continue to drive revenue growth. The figures below show the different ways in which we are accelerating our growth.

Total Number of Active Customers

2,000
1,500
1,000
500
0
742
842
878
960
1,042
1,150
1,266
1,463
1,647
1,748
1,785
1,752
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

Total ACV ($MM)

200
150
100
50
0
$32
$39
$41
$51
$54
$64
$76
$92
$112
$141
$154
$191
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

# of customers with ACV of $100k+ per year

250
200
150
100
50
0
71
76
78
87
103
122
131
153
190
227
222
235
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

# of Customers with ACV of $1M+ per year

40
30
20
10
0
3
4
5
8
9
11
10
16
15
18
27
31
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance" for additional information regarding ACV and customer retention rate.
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
◦GlideWS is our next-generation virtual screening program that utilizes a more accurate and robust description of protein-ligand interaction solvation effects. This and other novel features enable GlideWS to more reliably find hit molecules for challenging protein targets when screening libraries of molecules.
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
•Software Solutions Used Throughout the Drug Discovery Process:
◦LiveDesign is our user-friendly enterprise informatics solution that enables interactive and collaborative molecule design, aggregation and sharing of data, and end-to-end discovery project coordination between chemists, modelers, and biologists. LiveDesign Biologics is our informatics solution for drug discovery teams designing biologics, which builds upon our LiveDesign offering.
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
We also collaborate with a number of materials science companies to help accelerate the discovery and development of new materials. For example, in 2022, we entered into a collaboration with Eonix LLC, or Eonix, to accelerate the discovery and design of materials for safer, energy dense lithium ion batteries. Under the terms of this collaboration, we received an equity stake in Eonix, and will be eligible to receive additional equity upon the successful completion of certain technical milestones. In 2023, we also entered into a research collaboration with Copernic Catalysts, Inc. to help accelerate the discovery and development of sustainable catalysts for applications in e-fuels and bulk chemicals.
Drug Discovery Business
Overview
We are using our computational platform in both our collaborative and proprietary drug discovery programs. The figure below illustrates the advantages in time, cost, and molecule quality of our computational drug design approach over traditional drug discovery approaches.

Our collaboration agreements typically include upfront consideration, discovery, development, commercial and regulatory milestones, and royalties from future sales of commercialized products. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. As of December 31, 2024, we had 18 active collaborative drug discovery programs. We define an active collaborative drug discovery program as a program that we are actively progressing for, or together with, a collaborator of ours, or a program that our collaborator is progressing and which we are eligible to receive milestone payments, option fees, and/or future royalties. Furthermore, as of December 31, 2024, we had an aggregate of 13 collaborative programs for which we were eligible to receive future royalties on commercial sales, if any, of collaborative programs that receive marketing approval compared to 12 programs as of December 31, 2023.
We track the aggregate number of collaborators which we have collaborated with, or partnered with, for drug discovery and development since 2018, and as of December 31, 2024, we have had 19 collaborators. The number of collaborators is a cumulative number and we only include those collaborations from which we have derived revenue since the fiscal year ended December 31, 2018.
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
We intend to pursue additional proprietary drug discovery programs as our existing programs advance through discovery and development stages, internally or with partners, and we will continue to evaluate new collaborative programs that fit our selection criteria and where the collaborator’s particular expertise, resources or intellectual property has the potential to create substantial value.
Our Drug Discovery Collaborations
Over the last decade, leveraging our platform and expertise, we have steadily developed a portfolio of drug discovery collaborative programs. We have entered into a number of collaborations with leading biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutics areas, including without limitation, various programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immuno-oncology, cardiopulmonary disease and tuberculosis. Many of these programs are pursuing novel molecules for targets where a low-dose small molecule inhibitor or activator with optimal drug-like properties has been difficult to achieve or where selectivity for the target of interest has been difficult to achieve relative to other proteins. We have developed our pipeline of collaborative programs by selectively entering into drug discovery collaborations with leading biopharmaceutical companies. Among the factors that we use to embark on collaborations are whether the targets are well-validated, have high therapeutic potential, and are amenable to the strengths of our computational platform, and whether or not the collaborator brings complementary capabilities, all of which we believe contribute to an increased probability of success. Certain of these programs have provided us with significant income and have the potential to produce additional milestone payments, option fees, and royalties in the future.
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

Collaboration Agreements
Our current collaborators include, but are not limited to, Ajax Therapeutics, Inc., BMS, Bright Angel Therapeutics Inc., Eli Lilly and Company, or Lilly, Novartis, Otsuka Pharmaceutical Co., Ltd., or Otsuka, Sanofi S.A., and Structure Therapeutics Inc. (formerly ShouTi, Inc.). Our opportunity to receive further potential revenues from any of the programs under these collaborations is generally limited to research funding payments, development, regulatory, and commercial milestones, option fees, and royalties on commercial sales, if any.
With the exception of our collaboration agreements with BMS, Otsuka, Novartis, and Lilly, which are described below, our collaborative agreements typically have the following characteristics:
Control/Ownership. All of the programs being pursued under these collaborations are fully owned and controlled by each respective collaborator. We are not responsible for advancing their preclinical or clinical development or their commercialization, if approved.
Equity Stakes. We have received equity consideration in certain of our collaborators, and from time to time, we have also made additional equity investments in certain of these collaborators. Unless otherwise noted, the following table presents our equity stakes in collaborators on an issued and outstanding basis as of December 31, 2024:

Company	Ownership %
Ajax Therapeutics, Inc.	5.8%
Apollo, LLC (1)	7.9%
Bright Angel Therapeutics Inc.	31.5%
Lakshmi, LLC (2)	5.3%
Nimbus Therapeutics, LLC (3)	1.2%
Structure Therapeutics Inc. (4)	2.3%
(1)Represents our equity in the entity, which holds the rights to any future payments received in connection with Gilead Sciences, Inc.’s acquisition of Nimbus’ ACC inhibitor program, on a fully diluted basis.
(2)Represents our equity in the entity, which holds the rights to any future payments received in connection with Takeda's acquisition of Nimbus' TYK-2 inhibitor program, on a fully diluted basis.
(3)On a fully diluted basis
(4)Based on the number of ordinary shares outstanding as of October 31, 2024, as reported on Structure Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the Securities and Exchange Commission, or SEC, on November 13, 2024.
From time to time, we may also receive distributions on account of our equity stakes in our collaborators. For example, in February 2023, Nimbus announced the closing of the acquisition by Takeda of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 program, which includes the TYK2 inhibitor, NDI-034858, which is being evaluated for the treatment of multiple immune-mediated diseases following positive results from the Phase 2b clinical trial in psoriasis. We received an aggregate of $147.2 million in cash distributions related to the Takeda acquisition in 2023. Furthermore, in 2024, we received $47.6 million for the equity stake that we owned in Morphic, one of our drug discovery collaborators and co-founded companies, in connection with Morphic's acquisition by Lilly for approximately $3.2 billion.
Financial Rights. In addition to our equity stakes in certain of our collaborators, we also have rights to various payments on a collaborator-by-collaborator agreement basis including research funding payments, discovery, development, and commercial milestones, option fees, and potential royalties in the single-digit range. Under certain of our collaboration agreements, we are also eligible to receive a percentage of our collaborators’ sublicense revenue. Many of our collaborative programs are currently still in the discovery and preclinical development stages. Generally, the size of the payments we are eligible to receive from a collaborative program increases as the program advances.
Importantly, our current collaboration agreements typically also contemplate additional program targets being added, allowing our collaborators to potentially increase the number of programs under our current collaboration agreements, subject to our pre-existing exclusivity obligations and interests.
However, because these collaborations are not under our control, we cannot predict whether or when we might achieve any event-based increases in research funding payments, milestone payments, royalty or other payments under these collaborations or estimate the full amount of such payments, and we may never receive any such payments. For a further discussion of the risks we face with respect to receipt of any of these payments, please refer to "Risk Factors—Risks Related to Drug Discovery—We may never realize a return on our investment of resources and cash in our drug discovery collaborations".
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
In addition to the collaborations described above, we also have collaboration agreements with BMS, Otsuka, Novartis, and Lilly which are described below:
BMS. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. Under the agreement, we were initially responsible, at our own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement. Under the terms of the agreement, we received a $55.0 million upfront payment from BMS in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of December 31, 2024, we are eligible to receive up to $482.0 million from BMS in total milestone payments for the one remaining neurology target currently subject to the collaboration. As of December 31, 2024, we have recognized $32.0 million in revenue related to milestones under this agreement. We are also entitled to a tiered percentage royalty on annual net sales of any product commercialized by BMS under the agreement ranging from mid-single digits to low-double digits, subject to certain specified reductions.
Lilly. In September 2022, we entered into a collaboration with Lilly, under which we are responsible for the discovery and optimization of small molecule compounds addressing an immunology target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement, we received an upfront payment, and we are eligible to receive up to $420.0 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets. In February 2025, we expanded our research collaboration with Lilly to add an undisclosed target to the collaboration. The terms of the expanded collaboration with respect to the additional target are similar to the terms for the existing target.
Otsuka. In December 2022, we entered into a multi-part agreement with Otsuka, together with Otsuka’s subsidiary Astex Pharmaceuticals, which includes a collaboration for the discovery and development of a program focused on an emerging central nervous system, or CNS, disease target. In January 2025, we announced that we have expanded the collaboration with Otsuka to add an undisclosed target to the collaboration. Under the collaboration, we are responsible for drug design through lead optimization and Otsuka will be responsible for all other drug discovery and clinical development activities. We received an upfront payment and will be eligible to receive discovery, development and regulatory milestone payments, as well as tiered royalties on net sales of any products emerging from the drug discovery collaboration in all markets.
Novartis. In November 2024, we entered into a research collaboration and license agreement with Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the agreement, we received a $150.0 million upfront payment from Novartis in January 2025. As of December 31, 2024, we are eligible to receive up to $2.272 billion from Novartis in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. No revenue had been recognized related to milestones under this agreement as of December 31, 2024. We are also entitled to a tiered percentage royalty on annual net sales of each product commercialized by Novartis under the agreement ranging from mid single-digits to low double-digits, subject to certain specified reductions. See "—Collaboration Agreement with Novartis Pharma AG" for additional information relating to this agreement.
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

SGR-1505: Our MALT1 Inhibitor
We are advancing SGR-1505, our novel MALT1 inhibitor, for the treatment of patients with relapsed or refractory B-cell malignancies. Constant activation of nuclear factor-kappa B, or NF-κB, a key signaling molecule in B cells, is a hallmark of several subtypes of lymphoma. MALT1 is a key mediator of the NF-κB signaling pathway, the main driver of a subset of B-cell lymphomas, and functions by forming a complex with CARMA1 (Caspase recruitment domain-containing protein 11 also known as CARD-containing MAGUK protein 1) and BCL10 (B-cell lymphoma/leukemia 10) to mediate antigen receptor-induced lymphocyte activation. MALT1 is considered a potential therapeutic target for several subtypes of lymphomas and leukemias.
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
QD = once per day dosing; BID = twice a day dosing
These data suggest that targeting MALT1 with SGR-1505 may expand therapeutic options for patients with selected B-cell lymphomas, such as ABC-DLBCL, with the possibility of expanding into other B-cell lymphomas such as mantle cell lymphoma. In addition, SGR-1505, in combination with BTK inhibitors, demonstrated potential to overcome drug-induced resistance to BTK inhibitors in samples derived from patients with relapsed/refractory B-cell lymphomas.
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
Clinical Development of SGR-1505
Phase 1 Clinical Trial of SGR-1505 in Patients with Relapsed or Refractory B-cell Malignancies
The FDA cleared our IND for SGR-1505 in June 2022. We have initiated dosing in a Phase 1 clinical trial of SGR-1505, which is designed as an open-label, multi-center dose escalation clinical trial in patients with relapsed or refractory B-cell malignancies. We anticipate enrolling up to 52 patients in the United States and Europe with confirmed mature B-cell malignancies who are 18 years or older and have a life expectancy of equal to or greater than 12 weeks. SGR-1505 will be administered orally. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts will evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to establish the recommended dose. We anticipate reporting initial data from the trial in the second quarter of 2025. In August 2023, the FDA granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma.
Phase 1 Clinical Trial of SGR-1505 in Healthy Volunteers
We also completed a Phase 1 clinical trial of SGR-1505 in 73 healthy volunteers to gather additional data, including data relating to the safety, tolerability, pharmacokinetics of SGR-1505, as well as the effect of food and drug-drug interactions. SGR-1505 was generally well tolerated with no drug-related serious adverse events or dose limiting toxicities observed. Adverse events were primarily Grade 1 and not treatment related. Bilirubin elevations occurred in 16% of healthy volunteers but were not deemed to be clinically relevant. These elevations were primarily Grade 1 and none were Grade 3 or 4. All bilirubin elevations reversed upon discontinuation of SGR-1505.

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

Percentage Inhibition of IL-2
100
80
60
40
20
0
57.9
77.6
78.5
93.0
Geometric Mean
75mg QD
Day 8 Pre-dose
N=5
150mg QD
Day 8 Pre-dose
N=6
150mg QD
Day 11 C trough
N=6
100mg Q12H
Day 10 C trough
N=4

QD = once a day dosing, Q12H = twice a day dosing
The data from the healthy volunteer trial support continued evaluation of SGR-1505 in our ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell malignancies.
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
Patients will be treated at increasing doses of SGR-2921 until all dose levels have been investigated or any dose level is found to exceed the maximum tolerated dose. A recommended Phase 2 dose will be selected from one of the tolerable dose levels which will not exceed the maximum tolerated dose. The trial is designed to evaluate the safety and tolerability of SGR-2921 as a monotherapy and to identify the recommended Phase 2 dose, including the maximum tolerated dose. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and pharmacodynamics of SGR-2921 and investigating preliminary anti-tumor activity. We anticipate reporting initial data from the Phase 1 clinical trial of SGR-2921 in the second half of 2025.
In July 2024, the FDA granted Fast Track designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia. In addition, in January 2025, the FDA granted orphan drug designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia.
SGR-3515: Our Wee1/Myt1 Inhibitor
We are advancing SGR-3515, our novel Wee1/Myt1 inhibitor for the treatment of solid tumors. Wee1 is a gatekeeper checkpoint kinase that prevents cellular progression through the cell cycle allowing time for DNA repair before cell division takes place. Inhibition of Wee1 allows for accumulation of DNA damage, triggering DNA breakage and apoptosis in tumor cells. Third party Wee1 inhibitors have shown clinically meaningful tumor regression with partial responses and stable disease in ovarian and uterine cancer in clinical trials. A third party Wee1 inhibitor is currently being studied in combination with chemotherapy. Myt1 inhibition is a potential cancer therapy as inhibition of Myt1 forces cells into premature unchecked mitosis resulting in cell death.
The biological functions of Wee1 and Myt1 are independent, yet partially overlapping. Emerging data suggests that Myt1 has a synthetic lethal relationship with Wee1 and high Myt1 protein levels are associated with resistance to Wee1 inhibitors. Concurrent loss of function of Wee1 and Myt1 confers selective vulnerability in cancer cells and could offer increased anti-tumor activity.
We identified a number of tight-binding, selective Wee1/Myt1 inhibitor series using our computational platform and ultimately selected SGR-3515 as our development candidate. We believe SGR-3515's physicochemical properties make it well suited for combinations with DNA damage response inhibitors such as poly (ADP-ribose) polymerase, or PARP and other targeted therapies for the treatment of ovarian, colorectal, breast, and other solid tumors.
Existing third party Wee1 inhibitors may have off-target effects resulting from inhibition of other kinases and proteins, some of which are liver enzymes responsible for elimination of drug and drug metabolites from the body, potentially making dosing and combinations more challenging.

Preclinical Development of SGR-3515
As shown in the table below, in preclinical studies, we have benchmarked SGR-3515 against ZN-c3, a Wee1 inhibitor being advanced by Zentalis Pharmaceuticals, Inc., or Zentalis, and RP-6306, a PKMyt1 inhibitor being advanced by Repare Therapeutics, or Repare.
SGR-3515 demonstrated an improved selectivity profile against broad kinomes compared to ZN-c3 and RP-6306. SGR-3515 also showed better target engagement activity against Wee1 and Myt1 in cells and better potency, as demonstrated by lower IC50 values in a cell viability assay in the A427 non-small cell lung cancer cells, in each case, as compared to ZN-c3 and RP-6306. We also believe SGR-3515 has lower potential for drug-drug interaction liabilities associated with CYP3A4 liver enzyme inactivation.

SGR-3515	Azenosertib (ZN-c3)	Lunresertib (RP-6306)
Binding affinity K_D (nM)	Wee1	0.06	1.2	ND (K_i*=105 nM)
	Myt1	15	300	0.02
Cell target engagement IC_{50} (nM), A427 cell	Wee1 (pCDK1 Y15)	65	280	4200
	Myt1 (pCDK1 T14)	230	4600	54
Cell viability IC_{50} (nM), A427 cell		80	200	280
Kinome Selectivity scanMAX at 1 µM (468 kinases tested)		TKL TK STE CK1 OTHER AGC Wee1, Myt1 CMGC CAMK	TKL TK STE CK1 OTHER AGC CMGC CAMK	TKL TK STE CK1 OTHER AGC CMGC CAMK
Selectivity against PLK1 (PLK1 K_i/Wee1 K_D)		>83,000	250	ND
Drug-Drug Interaction Liability		Low potential for CYP3A4 TDI	Medium potential for CYP3A4 TDI	ND

All competitor data is internally generated by contract research organizations, using commercially available tools or synthesized by third-party research chemists using publicly available structure information. ND = not determined; Ki was measured in kinase activity assay.

As shown in the first figure below, in cell line derived xenograft models, SGR-3515 demonstrated superior in vivo anti-tumor activity related to single inhibition of Wee1 or My1 as compared to ZN-c3 and RP-6306. As shown in the second figure below, SGR-3515 also showed stronger target engagement of both Wee1 and Myt1 in the tumor as compared to ZN-c3 and RP-6306.

n=6 per group, mean +/- SEM. Tumor PD samples were taken 8 hours post-last dose on day 28 except SGR-3515 treated tumor samples taken on day 18 with minimal amount of tumor volume. Tumor PD samples are tissue samples that are collected for measuring target engagement in vivo by determining percent inhibition of CDK1-Y15 and CDK1-T14 phosphorylation by Wee1 and Myt1 respectively.
****P<0.001, ***P<0.005, **P<0.01

As shown in the figures below, we observed that SGR-3515 sustained strong anti-tumor activity in vivo leading to full tumor regression at the 40 mpk and 60 mpk dose levels with an intermittent dosing schedule. SGR-3515 dosed intermittently was also shown to allow recovery from mechanism-based hematological toxicity compared to continuous dosing as measured by red blood cell counts.

Continuous daily dosing

3-day dosing in 2-week cycle

Differentiation from ZN-c3

Tumor Growth Inhibition

SGR-3515, 20 mpk QD
SGR-3515, 40 mpk QD
SGR-3515, 60 mpk QD
Tumor volume (mm^3)
Dosing day

SGR-3515, 20 mpk 3d on/11d off
SGR-3515, 40 mpk 3d on/11d off
SGR-3515, 60 mpk 3d on/11d off
Tumor volume (mm^3)
Dosing day

Veh
ZN-c3, 120 mpk QD
ZN-c3, 120 mpk 2d/12d off
SGR-3515, 40 mpk QD
SGR-3515, 40 mpk 2d/12d off
Tumor volume (mm^3)
Dosing day

Red Blood Cell Counts (RBC)

RBC (x10^6 cells/L)
Vehicle
SGR-3515 20mpk QD
SGR-3515 40mpk QD
SGR-3515 60mpk QD

RBC (x10^6 cells/L)
Vehicle
SGR-3515 20 mpk 3d on/11d off
SGR-3515 40 mpk 3d on/11d off
SGR-3515 60 mpk 3d on/11d off

****
****
RBC (x10^6 cells/L)
Vehicle
ZN-c3 120 mpk QD
ZN-c3 120 mpk 2d/12d off
SGR-3515 40 mpk QD
SGR-3515 40 mpk 2d/12d off

A427 (NSCLC) xenograft model. N=6 per group, mean +/- SEM. Red blood cell counts were measured on the last day of the study. ****P<0.001
Clinical Development of SGR-3515
The FDA cleared our IND for SGR-3515 in April 2024. We have initiated dosing in our Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability, and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the second half of 2025.
Other Proprietary Programs
We are also progressing a number of other programs in the areas of oncology, immunology, and neurology and a number of undisclosed programs in multiple therapeutic areas. All of these programs are currently in the discovery stage, and we have not yet identified a development candidate for any of these programs, except for SGR-4174, our SOS1 inhibitor, as well as a development candidate for our EGFRC797S program, both of which are in preclinical development. A number of these programs are discussed below.
SOS1 (SGR-4174). SOS1 plays a critical role in cell signaling pathways and is involved in the activation and regulation of the KRAS gene. Oncogenic mutant KRAS stimulates the growth of several cancers, such as lung, pancreatic, and colon cancer. Inhibition of SOS1 is considered a potential therapeutic strategy for the treatment of KRAS-driven cancers. Previously, SGR-4174, a SOS1 inhibitor, was being advanced in collaboration with BMS, after which it was returned to us based on BMS' portfolio prioritization decisions. Our current plan is to seek to advance this program through a collaboration.
EGFRC797S. EGFR inhibitors are first-line standard of care agents for advanced non-small cell lung cancer patients with activating EGFR mutations. We have identified multiple EGFRC797S inhibitors with potential to treat patients whose disease progressed following first-line treatment, potentially achieving deeper, more durable responses through new combination regimens. In February 2025, we announced that we have identified a development candidate for our EGFRC797S program.

PRMT5-MTA. PRMT5-MTA inhibition has demonstrated clinical responses in both hematologic and solid tumors with improved safety versus PRMT5 inhibitors due to a synthetic lethal targeting of cancer cells with MTAP-deletions. We have identified selective, potent PRMT5-MTA inhibitors with potential applications in solid tumors, brain metastases and primary CNS tumors.
NLRP3. NLRP3 is a validated target, and mutations in the NLRP3 gene are associated with a broad spectrum of inflammatory and auto-immune diseases. We have identified structurally distinct, selective, NLRP3 inhibitors with anti-inflammatory activity in preclinical models, and we are continuing to optimize brain-penetrant lead molecules.
LRRK2. LRRK2, a genetically validated target, is a large multifunctional kinase enzyme and mutations in the LRRK2 gene have been shown to be associated with the development of Parkinson’s disease. In 2022, we generated cryo-electron microscopy structures of LRRK2, which have helped us to accelerate the identification of novel LRRK2 inhibitors. We received a $2.8 million research grant in 2024 from The Michael J. Fox Foundation for Parkinson's Research to investigate modes of safely inhibiting the LRRK2 protein for the treatment of Parkinson's Disease.
We have identified a large number of protein targets that we believe are amenable to our computational platform, and now have a significant inventory of targets that we can potentially advance into discovery programs. We intend to pursue targets with strong biological validation and therapeutic potential that currently lack protein structures of sufficient quality to permit the use of our computational platform for drug discovery. We are actively pursuing strategic alliances with collaborators, as well as progressing internal initiatives, that enable us to generate high-quality protein structures for these targets, which will enable us to initiate additional discovery efforts.
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
We have developed a solution to consistently assess all of these contributions to binding with a high degree of accuracy, building on a method called "free energy perturbation." Free energy perturbation perturbs, or transforms, an initial molecule into another molecule of interest and evaluates how that transformation changes binding affinity to a particular protein target. Our solution for conducting these calculations is called FEP+. FEP+ is enabled by the following differentiated constituent technologies:
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
Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., AbCellera, Inductive Bio, Inc., Chemaxon, PerkinElmer, Inc., and Simulations Plus, Inc.
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

For example, with respect to our MALT1 inhibitor, SGR-1505, which we are advancing for the treatment of patients with relapsed or refractory B-cell malignancies, we are aware of several MALT1 inhibitors in clinical development, including by AbbVie Inc., Ono Pharmaceutical Co., Ltd., HotSpot Therapeutics, and Recursion Pharmaceuticals, Inc. In addition, we are also aware of other therapeutics, such as bi-specifics and CAR-Ts, both approved and in clinical development, for the treatment of B-cell lymphomas.
With respect to our CDC7 inhibitor, SGR-2921, which we are advancing for the treatment of relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, we are aware of several CDC7 inhibitors in Phase 1 clinical development, including by Chia Tai Tianqing Pharmaceutical Group Co., Ltd., Lin BioScience, Inc., and Cancer Research UK.
With respect to our Wee1/Myt1 inhibitor, SGR-3515, which we are advancing for the treatment of solid tumors, we are aware of several Wee1 inhibitors in clinical development, including by Zentalis, Debiopharm International SA, IMPACT Therapeutics, Inc., Shouyao Holdings Co. Ltd., BioCity Biopharma, and Aprea Therapeutics, Inc., as well as a Myt1 inhibitor in clinical development being advanced by Repare. Furthermore, we are also aware of a Wee1/Myt1 inhibitor in preclinical development being advanced by Acrivon Therapeutics, Inc.
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
Collaboration Agreement with Novartis Pharma AG
In November 2024, we entered into a research collaboration and license agreement with Novartis, pursuant to which, we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis.
Under the agreement, during the research term, we are responsible, together with Novartis, for the discovery of small molecule compounds directed against specified targets pursuant to mutually agreed research plans, which we refer to as project plans. Under the agreement, we and Novartis have agreed to pursue multiple initial project plans. The agreement also includes mechanisms pursuant to which Novartis may, subject to specified conditions, add additional project plans.
The research term for each project plan will generally extend for four years or such earlier time as a development candidate is designated for such project plan or the project plan is terminated. We and Novartis may mutually agree to extend the research term for any project plan.
After the identification of a development candidate in any project plan, Novartis will be solely responsible for the further preclinical and clinical development, manufacturing and commercialization of products containing all compounds resulting from such project plan.
Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025, and we are eligible to receive up to $2.272 billion in total milestone payments across the initial project plans. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to receive additional milestones in the event that additional project plans are added to the agreement. We are also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. To date we have not received any milestone payments under our agreement with Novartis.
On a collaboration target-by-collaboration target basis, during a specified period and subject to specified exceptions, we are prohibited from researching, developing, manufacturing, modifying, improving or commercializing, ourselves or with a third party, any small molecule directed against such collaboration target.
Unless earlier terminated, the agreement will expire (1) on a collaboration product-by-collaboration product and country-by-country basis on the expiration of the applicable royalty term for such collaboration product in such country, (2) on a collaboration target-by-collaboration target basis upon the expiration of all royalty terms for all collaboration products directed against such collaboration target and (3) in its entirety upon expiration of all payment obligations under the agreement with respect to all collaboration products.
The agreement contains customary termination provisions, including by either party upon an uncured material breach or upon the occurrence of certain events of insolvency. Additionally, Novartis may terminate the agreement, in its entirety or on a collaboration target-by-collaboration target basis, for convenience or for safety reasons; provided that certain customary rights and obligations will survive termination.
License Agreements with Columbia University
Master License Agreement
In September 2024, our wholly-owned subsidiary, Schrödinger, LLC, entered into a master license agreement, or the Master License Agreement, with The Trustees of Columbia University in the City of New York, or Columbia University, that amended and restated our existing license agreements with Columbia University, which we refer to as the Prior Columbia License Agreements and which are more fully described below. The Prior Columbia License Agreements provided for our rights and obligations with respect to certain patents, software code, technology and improvements that it licenses from Columbia University and that are used in, and integrated into, our software solutions and computational platform. The Prior Columbia License Agreements are described in more detail below.
The Master License Agreement was adopted to modify and streamline the royalties payable pursuant to the Prior Columbia License Agreement, to modify certain other terms of the Prior Columbia License Agreements and to create a single Master License Agreement that, from and after the effective date of the Master License Agreement, governs all of the intellectual property licensed from Columbia University to us and our affiliates. Each Prior Columbia License Agreement will remain in full force and effect with respect to any services agreement entered into by us or our affiliates under such Prior Columbia License Agreement prior to the effective date, but the Prior Columbia License Agreements will otherwise be of no further force or effect from and after the effective date.
Under the Master License Agreement, Columbia University granted us and our affiliates an exclusive license (subject to specified non-commercial rights retained by Columbia University, on behalf of itself and other institutions, and any rights of the United States government), under Columbia University’s rights in specified software, or the Licensed Software, and patents, or the Licensed Patents, to develop, make, use, market, license, sell, distribute and otherwise commercially exploit products that incorporate any of the Licensed Software or are covered by any of the Licensed Patents, including the following Company software solutions: the electronic structure software program PS-GVB v1.0, the IMPACT software program used in the Glide ligand-protein docking program, the PrimeX protein modelling program, the QSite QM/MM program, the Combiglide automated library generation program, the Prime and PrimeX protein modelling programs, the Membrane Permeability model and the products that implement the water site analysis method, or collectively, the Licensed Products. We are restricted from distributing the Licensed Software source code without the prior written consent of Columbia University, which is not to be unreasonably withheld or delayed.
We are obligated to pay Columbia University a low single-digit percentage royalty on consideration, subject to certain exclusions and deductions, received by us or our affiliates for sales, licenses, leasing or rentals of Licensed Products or services provided using Licensed Products. We are obligated to pay royalties on a Licensed Product-by-Licensed Product basis until: (1) with respect to each Licensed Product that incorporates any Licensed Software identified in the Master License Agreement as of the Effective Date, twenty years after the Effective Date or (2) with respect to each Licensed Product that incorporates any Licensed Software added to the Master License Agreement after the Effective Date, twenty years after such addition, each, a Royalty Term. In addition, if we incorporate specified Licensed Software improvements into a Licensed Product, then the Royalty Term for such Licensed Product will be extended for an additional ten years per incorporated improvement. If we or our affiliates receive consideration for specified services provided using Licensed Products in the form of equity securities, or Services Project Securities, then (1) if and when such securities may be transferred to Columbia University under applicable state and federal securities laws, we have agreed to transfer, assign or otherwise cause to be delivered to Columbia University a number of such Services Project Securities equal to the applicable royalty rate multiplied by the total number of Services Project Securities, or the Columbia Securities, and (2) until such time as the Columbia Securities are transferred, assigned or delivered to Columbia University, at the time we receive cash consideration as a result of owning Services Project Securities, whether on account of a dividend, distribution, sale or otherwise, we have agreed to pay Columbia University a portion of such proceeds that is equal to the applicable royalty rate multiplied by such amount received in cash.
Under the Master License Agreement, we have agreed to indemnify Columbia University for losses incurred in any third-party action arising out of the exercise of any rights granted to us under the Master License Agreement or as a result of any breach of the Master License Agreement by us.
Unless earlier terminated, the Master License Agreement will expire on the expiration of the last to expire Royalty Term. We may terminate any license granted under the Master License Agreement for any reason upon 180 days written notice to Columbia University. In addition, either party may terminate the Master License Agreement, or one or more licenses granted under the Master License Agreement, for the other party’s material breach, following a customary notice and cure period, and Columbia University may terminate the Master License Agreement upon the occurrence of certain events of insolvency for us. Upon termination of the Master License Agreement, (1) we will have the right, for 18 months or such longer period as the parties may reasonably agree, to sell Licensed Products, continue the development and maintenance of Licensed Products and use Licensed Products to the extent needed to perform any services required to be performed as of the date of termination and (2) any third party that has licensed any Licensed Product from us will retain the right to use such Licensed Product, and we will have the right to continue to provide support to such third parties in connection with their use of such Licensed Products.
Prior Columbia License Agreements
Prior to entering into the Master License Agreement described above, we entered into several license agreements with Columbia University, or the Prior Columbia License Agreements. The Prior Columbia License Agreements establish our rights and obligations with respect to certain patents, software code, technology, and improvements thereto that we license from Columbia University and that are used in, and integrated into, our software solutions, and our physics-based computational platform. The terms of the Prior Columbia License Agreements remain in effect for arrangements that were entered prior to the effective date of the Master License Agreement. The terms of the Master License Agreement supersede the terms of the Prior Columbia License Agreements for arrangements entered into starting from the effective date of the Master License Agreement. Our rights and obligations under, and the terms and conditions of, the Prior Columbia License Agreements that we consider material to the operation of our business are described more fully below.
On November 1, 2008, we entered into an amendment, or the Royalty Amendment, to certain Prior Columbia License Agreements, including each of the agreements described below. The Royalty Amendment simplified the royalties payable under each agreement on gross revenues generated from the use of any product which contains any code or software, or is covered by any patent, that we license from Columbia University, or a Licensed Product, in connection with a services agreement. We also pay royalties under the Prior Columbia License Agreements on gross revenues generated from the sale, licensing or renting of our Licensed Products, which we calculate on a product-by-product basis. In the event that one or more Licensed Products are sold together with other products for a single aggregate license fee, we have agreed to pay to Columbia University the applicable royalty on the gross revenues attributable to each Licensed Product based on the relative list prices of each product covered by such license fee.
For a description of the royalties payable by us to Columbia University in connection with our services agreements, see "—Services Royalty Amendment" below.
PS-GVB License Agreement
On May 5, 1994, we entered into a license agreement, or the 1994 Columbia Agreement, with Columbia University, which was amended on September 9, 2004 and November 1, 2008. The technology licensed under the 1994 Columbia Agreement is incorporated into our Jaguar quantum mechanical program, which we market and distribute as part of our physics-based computational platform. The 1994 Columbia Agreement grants us a worldwide, exclusive, license to the software code developed by Columbia University and incorporated into the electronic structure software program PS-

GVB v1.0, or the PS-GVB Code, and all improvement to the PS-GVB v1.0 software program and PS-GVB Code developed by Columbia University, or the PS-GVB Improvements, including all PS-GVB Code and PS-GVB Improvements that are incorporated into any new products, new releases, and new versions related to the software, or the New PS-GVB Module Code, in each case, to reproduce, use, execute, copy, operate, sublicense, and distribute in connection with the marketing and sale of our products and services, to develop improvements thereto, and to conduct research and backup disaster recovery. We may only sublicense the PS-GVB Code, the PS-GVB Improvements, and the New PS-GVB Module Code, or the Licensed PS-GVB Software, to the extent they are incorporated into a product that is sold directly by us or that is distributed on our behalf. Under the 1994 Columbia Agreement, Columbia University retains the right to conduct, and to permit other academic and non-profit research institutions to conduct research using the Licensed PS-GVB Software.
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
The patent positions of companies like ours are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our software, technology, computational platform, and any product candidates we develop. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any products we develop will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold or may hold may be challenged, circumvented or invalidated by third parties. See "Risk Factors—Risks Related to Our Intellectual Property" for a more comprehensive description of risks related to our intellectual property.
Our strategy is to file patent applications directed to our key software and our key programs in an effort to secure our intellectual property positions vis-a-vis this software and these programs. The patent portfolio for our software business includes at least 12 published patent families. As of January 24, 2025, we owned or held exclusive license rights to approximately 40 patents and patent applications, including approximately 14 issued or allowed U.S. cases, five pending U.S. non-provisional patent applications, 18 issued or allowed non-U.S. cases, including nine granted European patents which have been validated among multiple individual European Patent Convention nations, eight non-European patents, and two pending foreign patent applications relating to our computational platform. While we believe that the specific and generic claims contained in our wholly-owned and licensed pending U.S. and non-U.S. applications provide protection for various aspects of our computational platform, third parties may nevertheless challenge such claims. Any patents that are issued or that may issue from these families are expected to expire between 2026 and 2038, absent any adjustments or extensions.
As of January 24, 2025, there were approximately 10 published patent families related to our proprietary drug discovery business, and several of our drug discovery collaborators have filed patent applications related to our collaborations that include employees of ours as inventors, including over 100 compound patents and patent applications since 2010. We do not own any intellectual property rights related to these inventions. As of January 24, 2025, we wholly-

owned approximately 12 pending U.S. patent applications, including U.S. provisional and U.S. non-provisional patent applications, and approximately 100 pending non-U.S. patent applications, including international patent applications filed under the Patent Cooperation Treaty, related to our proprietary drug discovery business.
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
In addition to patent protection, as of January 24, 2025, we had approximately 64 copyright registrations covering our proprietary software code, and we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, service providers, employees, and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See "Risk Factors—Risks Related to Our Intellectual Property" for a more comprehensive description of risks related to our intellectual property.
We also own numerous trademarks registered in the United States and foreign jurisdictions, including "Schrödinger" and "LiveDesign". We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position.
Sales and Marketing
Software Business
We commercialize our software solutions in various jurisdictions around the world through our software sales organization. We have sales operations in the United States, Europe, Japan, India, and South Korea and we also have established distribution channels in other important markets, including China. These efforts are led by our approximately 240-person global team of sales, technical, and scientific personnel. Our marketing strategy leverages our strong base of scientific publications to support the continued growth of our computational platform into computational chemistry markets across industries and academia worldwide.

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
Government Regulation and Product Approvals
Government authorities in the United States at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources and may have a significant impact on our business.
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
•payment of user application and program fees pursuant to the Prescription Drug User Fee Act, or PDUFA;
•approval of an NDA for the new drug product authorizing marketing of the new drug product for particular indications in the United States; and
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post- approval studies required by the FDA.
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
The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and long-term toxicity studies may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of an NDA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models.
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
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical trial or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol may not be allowed to proceed, while other protocols may be allowed. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, a clinical trial may only resume after the FDA has so notified the sponsor of its decision to lift the hold. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the clinical trial can proceed.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data monitoring committee, or DMC. The DMC provides authorization as to whether or not a trial may move forward at designated check points based on access that only the DMC maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or the competitive environment.
Expanded Access
Expanded access, sometimes called "compassionate use," is the use of investigational new products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational products for patients who may benefit from investigational therapies. FDA regulations allow access to investigational products under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient INDs for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the investigational product under a treatment protocol or Treatment IND Application.
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
In addition, the Right to Try Act, among other things, provides a federal framework for certain patients to access certain investigational products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a manufacturer to make its investigational products available to eligible patients as a result of the Right to Try Act.

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
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy, and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug. Such Phase 3 studies are referred to as "pivotal."
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
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance, when finalized, will have the force of the law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.
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
In March 2022, the FDA released a final guidance entitled "Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics," which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in INDs and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
Clinical Trials Outside the United States in Support of FDA Approval
In connection with our clinical development program, we are and may in the future conduct trials at sites outside the United States. When a foreign clinical trial is conducted under an IND, all IND requirements must be met unless waived. When a foreign clinical trial is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the trial as support for an IND or application for marketing approval. Specifically, the studies must be conducted in accordance with GCP, including undergoing review and receiving approval by an independent ethics committee, and seeking and receiving informed consent from subjects. GCP requirements encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
The acceptance by the FDA of trial data from clinical trials conducted outside the United States in support of US approval may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to cGCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means.
In addition, even where the foreign trial data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for marketing approval unless the trial is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the trial through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials are subject to the applicable local laws of the foreign jurisdictions where the trials are conducted.
Interactions with FDA during the Clinical Development Program
Following the clearance of an IND and the commencement of clinical trials, the sponsor will continue to have interactions with the FDA. A development and safety update report, or DSUR, detailing the results of the clinical trials must be submitted annually to the FDA within 60 days of the anniversary date that the IND was filed. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.
In addition, sponsors are given opportunities to meet with the FDA at certain points in the clinical development program. Specifically, sponsors may meet with the FDA prior to the submission of an IND, or pre-IND application meeting, at the end of a Phase 2 clinical trial, or EOP2 meeting, and before an NDA is submitted, or pre-NDA meeting. Meetings at other times may also be requested. There are five types of meetings that occur between sponsors and the FDA. Type A meetings are those that are necessary for an otherwise stalled product development program to proceed or to address an important safety issue. Type B meetings include pre-IND application and pre-NDA meetings, as well as Type B end of phase meetings, such as EOP2 meetings. A Type C meeting is any meeting other than a Type A or Type B meeting regarding the development and review of a product. Finally, a type D meeting is focused on a narrow set of issues (should be limited to no more than two focused topics) and should not require input from more than three disciplines or divisions. Finally, Initial Targeted Engagement for Regulatory Advice on CBER products, or INTERACT, meetings are intended for novel products and development programs that present unique challenges in the early development of an investigational product.
These meetings provide an opportunity for the sponsor to share information about the data gathered to date with the FDA and for the FDA to provide advice on the next phase of development. For example, at an EOP2 meeting, a sponsor may discuss its Phase 2 clinical results and present its plans for the pivotal Phase 3 clinical trial(s) that it believes will support the approval of the new product. Such meetings may be conducted in person, via teleconference/videoconference or written response only with minutes reflecting the questions that the sponsor posed to the FDA and the FDA’s responses. The FDA has indicated that its responses, as conveyed in meeting minutes and advice letters, only constitute mere recommendations and/or advice made to a sponsor and, as such, sponsors are not bound by such recommendations and/or advice. Nonetheless, from a practical perspective, a sponsor’s failure to follow the FDA’s recommendations for design of a clinical program may put the program at significant risk of failure. In September 2023, the FDA issued draft guidance outlining the terms of such meetings in more detail.
Reporting Clinical Trial Results
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party is allowed 30 days to correct the noncompliance and submit the required information. As of December 19, 2024, the FDA has issued six notices of non-compliance, signaling its willingness to enforce the reporting requirements. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants.
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
Manufacturers and others involved in the manufacture and distribution of products must also register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations. Both domestic and foreign manufacturing establishments must register and provide additional information to the FDA upon their initial participation in the manufacturing process. Any product manufactured by or imported from a facility that has not registered, whether foreign or domestic, is deemed misbranded under the FDCA. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.
A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.
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
•Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. The FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months until the study is completed; and use expedited procedures to withdraw accelerated approval of an NDA or BLA if certain conditions are not met, including where a confirmatory trial fails to verify the product’s clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval trial of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the Commissioner’s designee and a written appeal, among other things. In March 2023, the FDA issued draft guidance that outlines its views and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidance relating to accelerated approval. This guidance describes the FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the agency plans to interpret whether such a study needs to be underway at the time of approval. While this guidance is currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
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
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Biologic License Applications, or BLAs, are submitted for licensure of biologic products under the PHSA. Under federal law, the fee required for the submission and review of an application under the Prescription Drug User Fee Act, or the PDUFA, is substantial (for example, for federal fiscal year 2025 this application fee is approximately $4.3 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $403,889 per eligible prescription product for federal fiscal year 2025. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.
The FDA conducts a preliminary review of the application within 60 calendar days of its receipt, and must inform the sponsor within that period of time whether the application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refusal to File determination to the sponsor. The FDA may request additional information rather than accept the application for filing and, the application may be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.
Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for priority review are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the PDUFA goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date. The FDA seeks to meet these timelines for review of an application but its ability to do so may be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. For example, during the past decade, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough critical employees and stop critical activities, including the review of both NDAs and BLAs.
In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is being or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing, and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.
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
Moreover, the FDA will review a sponsor’s financial relationship with the principal investigators who conducted the clinical trials in support of the application. That is because, under certain circumstances, principal investigators at a clinical trial site may also serve as scientific advisors or consultants to a sponsor and receive compensation in connection with such services. Depending on the level of that compensation and any other financial interest a principal investigator may have in a sponsor, the sponsor may be required to report these relationships to the FDA. The FDA will then evaluate that financial relationship and determine whether it creates a conflict of interest or otherwise affects the interpretation of the trial or the integrity of the data generated at the principal investigator’s clinical trial site. If so, the FDA may exclude data from the clinical trial site in connection with its determination of the approvability of the product candidate.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, with manufacturing processes, or failure to comply with regulatory requirements, may result in: revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information, although it may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses.
In September 2021, the FDA published final regulations which describe the types of evidence that the FDA will consider in determining the intended use of a drug product. Moreover, with passage of the Pre-Approval Information Exchange Act in December 2022, sponsors of products that have not been approved may proactively communicate to payors certain information about products in development to help expedite patient access upon product approval. In addition, in January 2025, the FDA published final guidance outlining its policies governing the distribution of scientific information to healthcare providers about unapproved uses of approved products. The final guidance calls for such communications to be truthful, non-misleading and scientifically sound and to include all information necessary for healthcare providers to interpret the strengths and weaknesses and validity and utility of the information about the unapproved use of the approved product. If a company engages in such communications consistent with the guidance’s recommendations, the FDA indicated that it will not treat such communications as evidence of unlawful promotion of a new intended use for the approved product. While this guidance only applies to communications about unapproved uses of approved products, it may be helpful in understanding the FDA’s approach to communications about unapproved products.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time.
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
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of exclusivity, the term "same disease or condition" in the statute means the designated "rare disease or condition" and could not be interpreted by the FDA to mean the "indication or use." Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the "indication or use." Although there have been legislative proposals to overrule this decision, they have not been enacted into law. In January 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and effectiveness for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and efficacy data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the Section 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor.
Generic Drugs and Regulatory Exclusivity
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, a sponsor must submit an abbreviated new drug application, or ANDA, to the FDA. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are “abbreviated” because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.
Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA or 505(b)(2) application until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of regulatory exclusivity for a new drug containing a new chemical entity, or NCE. For the purposes of this provision, an NCE is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. This interpretation of the FDCA by the FDA was confirmed with enactment of the Ensuring Innovation Act in April 2021. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application.
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity. For drug products, the six-month period of exclusivity may be attached to the term of any existing patent or regulatory exclusivity. This six-month exclusivity may be granted if an NDA or BLA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of non-patent exclusivity for drugs and biologics, or patent protection that covers a drug product, are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
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

•federal Open Payments (or federal "sunshine" law), which requires pharmaceutical and medical device companies to monitor and report certain financial interactions with certain healthcare providers to the Center for Medicare & Medicaid Services, or CMS, within the U.S. Department of Health and Human Services for re-disclosure to the public, as well as ownership and investment interests held by certain healthcare providers and their immediate family members;
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
In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect in the near future. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data, and more states are considering such legislation in 2025. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved.
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
Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, the Tax Act repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the PPACA after finding that the plaintiffs do not have standing to challenge the constitutionality of the PPACA.
During the first Trump Administration, the Congress and administration sought to overturn the PPACA and related measures. Shortly after taking office in January 2025, President Trump revoked a number of executive orders issued by President Biden, including at least two executive orders that were designed to further implement the PPACA. We anticipate similar efforts to undermine the PPACA, and litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed legislation establishing workgroups to examine the impact of a state importation program. Several other states have passed laws allowing for the importation of drugs from Canada. Certain of these states have submitted Section 804 Importation Program proposals and are awaiting FDA approval. In January 2024, the FDA approved Florida’s plan for Canadian drug importation. Florida now has authority to import certain products from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each product selected for importation, which must be approved by the FDA. Florida will also need to relabel the products and perform quality testing of the products to meet FDA standards.
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
The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. In August 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated "maximum fair price" under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 beginning in 2025.
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

In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and, on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in these cases. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. Additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This is increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
Preclinical Studies
Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical (pharmaco-toxicological) studies must be conducted in compliance with GLP principles as set forth in EU Directive 2004/10/EC (unless otherwise justified for certain particular medicinal products – e.g., radio-pharmaceutical precursors for radio-labeling purposes). In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.
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
Marketing Authorization
To obtain a marketing authorization for a product under European Union regulatory systems, a sponsor must submit a marketing authorization application, or MAA, either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the European Union. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the European Union, sponsors have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation

Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver, or (3) a deferral for one or more of the measures included in the PIP.
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
Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of European Union law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use, or the Standing Committee. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related "droit de regard". The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.
Exceptional Circumstances
The European Commission may grant a so-called "marketing authorization under exceptional circumstances". Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:
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
A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk- benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a "normal" marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.

Conditional Marketing Authorization
The European Commission may also grant a so-called "conditional marketing authorization" prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need, and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
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

The European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. The European Parliament requested several amendments in April 2024. At this time, the proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry in the long term, if and when adopted.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety, and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the European Union market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid.
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
Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the EU, commonly referred to as Brexit, took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, which entered into force on May 1, 2021. As of January 1, 2021, the Medicines and Healthcare Products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol, as amended by the so called Windsor Framework agreed in February 2023. As of January 1, 2025, the changes introduced by the Windsor Framework resulted in the MHRA being responsible for approving all medicinal products destined for the United Kingdom market (Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. The MHRA relies on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.
As of January 1, 2024 on, a new international recognition procedure, or IRP, applies which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EEA member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.).The RR assessment must have undergone a full and standalone review. RR assessments based on reliance or recognition cannot be used to support an IRP application. A CHMP positive opinion or an MRDC positive end of procedure outcome is an RR authorisation for the purposes of IRP.
Human Capital
As of February 3, 2025, we had 891 full-time employees, including a total of 384 employees with Ph.D. degrees. Of these full-time employees, 626 of these employees are located in the United States and 265 of these employees are located in our offices outside of the United States. Additionally, as of February 3, 2025, 33.6% of our full-time employees self-identified as female, 0.4% self-identified as non-binary, and 0.7% chose not to disclose their gender, and 37.5% of our executive team self-identified as female. Further, 40.7% of our new hires since January 1, 2025 self-identify as female, 0.9% self-identify as non-binary, and 0.9% have chosen not to disclose their gender. As of February 3, 2025, 55.1% of our full-time employees in the United States self-identified as White, 28.6% self-identified as Asian, 4.6% self-identified as having two or more races, 3.8% self-identified as Black or African American, 3.2% self-identified as Hispanic or Latino, 0.2% self-identified as American Indian or Alaskan Native, 0.2% self-identified as Native Hawaiian or Other Pacific Islander, and 4.3% chose not to disclose their race or ethnicity. Our employees are our greatest asset and we strive to create a work environment that is inclusive, challenging and rewarding.
We are committed to embedding a long-term, formal Environmental, Social, and Governance, or ESG, strategy within our business, a commitment we refer to as Corporate Sustainability. In 2022, we completed a "double materiality assessment," where we worked to determine the ESG-related topics most important to both our company and our stakeholders. The assessment was informed by both internal and external stakeholders and by key ESG standards and frameworks such as the Global Reporting Initiative, Sustainability Accounting Standards Board and United Nations Sustainable Development Goals. This assessment serves as the foundation for our annual Corporate Sustainability Report and continues to serve as the foundation for our comprehensive, data-driven, Corporate Sustainability strategy.
Our workplace philosophy is focused on maintaining an inclusive workplace for employees with a wide range of perspectives, experiences and backgrounds, and ensuring that our employees feel safe, heard, comfortable, and valued. We continue to focus many of our recruiting efforts on attracting a broad candidate pipeline of top talent in the science and technology industries. Further, we utilize a standardized interviewing model to reduce unconscious bias and to create a consistent hiring process across our open positions.
A selected group of senior leaders, Employee Resource Group, or ERG, representatives and passionate employees meet monthly to discuss strategy, priorities, and goals for best supporting our workforce. This group also regularly seeks feedback from employees and provides a forum for voices to be heard across all levels of the organization. We currently have employee-led ERGs that provide spaces for all employees to advance inclusivity and create opportunities for education and awareness. While membership in our ERGs directly comprises approximately one-third of our employees, these forums provide an environment for community support, professional development, and educational opportunities for our entire employee population.
In an industry known for its fierce competition for talent, we have been able to maintain high retention and low turnover rates. For the year ended December 31, 2024, our employee retention rate was 93.1%.
Given our financial resources, our industry-leading position in the field of physics-based computational drug discovery and materials science research and our developing proprietary drug discovery programs, we believe that we will continue to be able to fill open positions in support of our software, drug discovery and materials science businesses.
We strategically recruit talent through various methods. Prospective employees are identified by leveraging our current employee network and our existing and growing relationships with computational chemistry professors and labs, and by hosting networking events. We maintain a strong presence at industry conferences and post job openings to industry-specific online career forums. Employee learning and development is a high priority for our company, and we believe it is essential for its growth and success. We offer employees cross-departmental rotations, leadership training and workshops, mentoring and reverse-mentoring programs and online learning with curated learning paths.
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

Our company culture encourages engagement, both among our employees and within the communities we live and work. Internally, we have a well-regarded mentorship program and learning opportunities for hard and soft skills. We also have a variety of communications channels that allow employees to stay informed and connected, and an annual performance review process that emphasizes regular connections and real-time feedback between employees and managers. In our local communities, we are focused on giving back through educational outreach to students and educators to increase awareness, interest and literacy for students in STEM, among other social impact areas of focus. To further our community engagement efforts, we provide an annual paid volunteer day benefit and matching gift program and we have established a social impact platform to provide employees access to local volunteer opportunities in various local currencies and languages.
Our Corporate Information
Our principal executive offices are located at 1540 Broadway, 24th Floor, New York, New York 10036, and our telephone number is (212) 295-5800. Our website address is www.schrodinger.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC and any reference to our website address is intended to be an inactive textual reference only.
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
We have a history of significant operating losses. Our net loss for the year ended December 31, 2024 was $187.1 million. Our net income for the year ended December 31, 2023 was $40.7 million. Our net loss for the year ended December 31, 2022 was $149.2 million. As of December 31, 2024, we had an accumulated deficit of $525.5 million. The net income we generated in the year ended December 31, 2023 was primarily due to the $147.2 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics' initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues decreased by 4% from $216.7 million in the fiscal year ended December 31, 2023 to $207.5 million in the fiscal year ended December 31, 2024, and increased by 20% from $181.0 million in the fiscal year ended December 31, 2022 to $216.7 million in the fiscal year ended December 31, 2023. Although we have experienced revenue growth in certain periods, we have also experienced revenue loss in certain periods, and we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may decrease in future periods.
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
•the timing of recognition of revenue of any payments from entering into collaborations or out-licensing our proprietary drug discovery programs, such as under our collaboration agreement with Novartis Pharma AG, or Novartis; and
•the timing of expenses related to our drug discovery programs, the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.
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
We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our proprietary drug discovery programs, initiate or progress preclinical and Investigational New Drug, or IND,-enabling studies, submit IND applications, initiate and progress clinical trials and invest in the further development of our computational platform. In addition, if we decide to complete clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company, as compared to when we were a private company.
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

As of December 31, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $367.5 million. In January 2025, we received the upfront payment of $150.0 million from Novartis in connection with entering into our research collaboration and license agreement with Novartis. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, our beliefs of what could occur in the future considering available information and various other factors that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant judgment, assumptions and estimates used in preparing our consolidated financial statements include, with respect to revenue, determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the identification of performance obligations and the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.

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
Our future operating results also depend, in part, on our ability to sell new software solutions and licenses to our existing customers. For example, the willingness of existing customers to license our software will depend on our ability to scale and adapt our existing software solutions to meet the performance and other requirements of our customers, which we may not do successfully. If our customers fail to renew their agreements, renew their agreements upon less favorable terms or at lower fee levels, or fail to purchase new software solutions and licenses from us, our revenues may decline and our future revenues may be negatively impacted.

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
We also intend to continue leveraging our solutions for broad application to industrial challenges in molecule design, including in the fields of aerospace, energy, semiconductors, electronic displays, and chemicals. However, we believe the materials science industry is in the very early stages of recognizing the potential of computational methods for molecular discovery, and there can be no assurance that the industry will adopt computational methods such as our platform. Any factor adversely affecting our ability to market our software solutions to customers outside of the life sciences industry, including in these new fields, could increase our dependence on the life sciences industry and adversely affect the growth rate of our revenues, operating results, and business.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer interests and priorities. Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., AbCellera, Inductive Bio, Inc., Chemaxon, PerkinElmer, Inc., and Simulations Plus, Inc.
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
Our software business and the level of customer acceptance of our software depend upon the continuous, effective, and reliable operation of our software and related tools and functions. Our software solutions are inherently complex and may contain defects or errors. Errors may result from our own technology or from the interface of our software solutions with legacy systems and data, which we did not develop. The risk of errors is particularly significant when a new software solution is first introduced or when new versions or enhancements of existing software solutions are released. We have from time to time found defects in our software, and new errors in our existing software may be detected in the future. Any errors, defects, disruptions, or other performance problems with our software could hurt our reputation and may damage our customers’ businesses. If that occurs, our customers may delay or withhold payment to us, cancel their agreements with us, elect not to renew, make service credit claims, warranty claims, or other claims against us, and as a result, we could lose future sales. The occurrence of any of these events could result in diminishing demand for our software, a reduction of our revenue, an increase in collection cycles for accounts receivable, require us to increase our warranty provisions, or incur the expense of litigation or substantial liability.
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
Our solutions involve the collection, analysis, and storage of our customers’ proprietary information and sensitive proprietary data related to the discovery efforts of our customers. As a result, unauthorized access or security breaches, as a result of third-party action, employee error, malfeasance, or otherwise could result in the loss of information, litigation, indemnity obligations, damage to our reputation, and other liability. Because the techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, if our employees fail to adhere to practices we have established to maintain a firewall between our drug discovery group, which we refer to as the Schrödinger therapeutics group, and our teams that work with software customers, or if the technical solutions we have adopted to maintain the firewall malfunction, our customers and collaborators may lose confidence in our ability to maintain the confidentiality of their intellectual property, we may have trouble attracting new customers and collaborators, we may be subject to breach of contract claims by our customers and collaborators, and we may suffer reputational and other harm as a result. Any or all of these issues could adversely affect our ability to attract new customers, cause existing customers to elect not to renew their licenses, result in reputational damage or subject us to third-party lawsuits or other action or liability, which could adversely affect our operating results. Our insurance may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses, and losses we could incur to respond to and remediate a security breach.

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
We use our computational platform to provide drug discovery services to collaborators who are engaged in drug discovery and development. These collaborators include start-up companies, pre-commercial biotechnology companies, and large-scale pharmaceutical companies. When we engage in drug discovery with these collaborators, we typically provide access to our platform and platform experts who assist the drug discovery collaborator in identifying molecules that have activity against one or more specified protein targets. We historically have not received significant initial cash consideration for these services, except for the upfront payment of $55.0 million we received from Bristol-Myers Squibb Company, or BMS, upon entry into our collaboration agreement with BMS and the upfront payment of $150.0 million that we received in January 2025 from Novartis in connection with our entry into the research collaboration and license agreement with Novartis. However, we have received equity consideration in certain of our collaborators and/or the right to receive option fees, cash milestone payments upon the achievement of specified development, regulatory, and commercial sales milestones for the drug discovery targets, and potential royalties. From time to time, we have also made additional equity investments in our drug discovery collaborators.
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
We also rely on collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize clinical and commercial opportunities for the product candidate. For example, under our research collaboration and license agreement with Novartis, we are responsible, together with Novartis, for the discovery of small molecule compounds directed against specified targets pursuant to mutually agreed research plans. After the identification of a development candidate in any project plan, Novartis will be solely responsible for the further preclinical and clinical development, manufacturing and commercialization of products containing all compounds resulting from such project plan. We cannot be certain that we will successfully identify development candidates for Novartis to develop and commercialize under our research collaboration and license agreement. Further, Novartis may not achieve the discovery, development, and commercial milestones for those development candidates that would result in additional payments to us.
We may not realize returns on our equity investments in our drug discovery collaborators.
We may not realize returns on our equity investments in our drug discovery collaborators. None of the drug discovery collaborators in which we hold equity generate revenue from commercial sales of drug products. They are therefore dependent on the availability of capital on favorable terms to continue their operations. In addition, if the drug discovery collaborators in which we hold equity raise additional capital, our ownership interest in and degree of control over these drug discovery collaborators will be diluted, unless we have sufficient resources and choose to invest in the drug discovery collaborator further or successfully negotiate contractual anti-dilution protections for our equity investment. The financial success of our equity investment in any collaborator will likely be dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation in the value of the equity we hold. The capital markets for public offerings and acquisitions are dynamic, and the likelihood of liquidity events for the companies in which we hold equity interests could significantly worsen. Further, valuations of privately held companies are inherently complex due to the lack of readily available market data. If we determine that any of our investments in such companies have experienced a decline in value, we may be required to record an impairment, which could negatively impact our financial results. The fair value of our equity interests in public companies, such as Structure Therapeutics, may fluctuate significantly in future periods since we determine the fair value of such equity interests based on the market value of such companies’ common stock as of a given reporting date. All of the equity we hold in our drug discovery collaborators is subject to risk of partial or total loss of our investment.
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
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we are advancing SGR-1505, our clinical-stage MALT1 inhibitor, SGR-2921, our clinical-stage CDC7 inhibitor, and SGR-3515, our clinical-stage Wee1/Myt1 inhibitor. We have not yet advanced any other programs into clinical development, and we may fail to identify additional product candidates for development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.
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
We rely and expect to continue to rely on third parties to synthesize any molecules with therapeutic potential that we discover, including SGR-1505, SGR-2921 and SGR-3515. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for IND submissions or the necessary clinical trials and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. The facilities of these third parties may also be affected by natural disasters, such as floods or fire, or geopolitical developments or public health pandemics or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.
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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. The implications of this action are not yet known.
In addition, the regulatory landscape related to clinical trials in the European Union, or EU, recently evolved. The EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive applied until January 31, 2025. Additionally, sponsors were still permitted to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. Beginning January 31, 2025, all ongoing trials are subject to the provisions of the CTR.
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
We rely on, and plan to continue to rely on, third-party contract research organizations, or CROs, in addition to other third parties such as research collaboratives and consortia, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing, planned and future clinical trials, including for SGR-1505, SGR-2921 and SGR-3515. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
In addition, we currently rely on foreign CROs and contract manufacturing organizations, or CMOs, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including sanctions, trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies. Moreover, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 7085), and the Senate advanced a substantially similar bill (S.3558), which legislation, if passed and enacted into law, would restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies and authorizes the U.S. government to impose such restrictions on entities transacting with additional Chinese biotechnology companies as a condition of U.S. government contract, grant, and loan funding. The legislation passed by the House of Representatives contains a grandfathering provision that would prevent disruption to the provision of services or products furnished under contracts with the targeted biotechnology companies entered before the effective date of the legislation until January 1, 2032. It is possible some of our contractual counterparties could be impacted by this legislation.
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
The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the U.S. Food and Drug Administration or other comparable foreign regulatory authorities.
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
For example, with respect to our MALT1 inhibitor, SGR-1505, which we are advancing for the treatment of patients with relapsed or refractory B-cell malignancies, we are aware of several MALT1 inhibitors in clinical development, including by AbbVie Inc., Ono Pharmaceutical Co., Ltd., HotSpot Therapeutics, and Recursion Pharmaceuticals, Inc. In addition, we are also aware of other therapeutics, such as bi-specifics and CAR-Ts, both approved and in clinical development, for the treatment of B-cell lymphomas.
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
For the fiscal year ended December 31, 2024, sales to customers outside of the United States accounted for approximately 45% of our total revenues. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
As of December 31, 2024, we had federal NOLs of approximately $204.5 million and state NOLs of approximately $129.5 million, which, if not utilized, generally begin to expire in 2025. As of December 31, 2024, we also had federal orphan drug credits and federal research and development tax credit carryforwards of approximately $31.3 million and state research and development tax credit carryforwards of approximately $2.7 million. Unused credits begin to expire in 2025 and generally expire over time if they remain unused. These NOLs, orphan drug credits, and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.
In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, a corporation that undergoes an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2024 and determined that no such ownership change occurred in the periods presented. If such an ownership change were to occur in the future, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.
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
We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see "Item 1. Business—License Agreements with Columbia University." Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.
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
We are party to collaboration agreements with biopharmaceutical companies, pursuant to which we provide drug discovery services but have no ownership rights, or only co-ownership rights, to certain intellectual property generated through the collaborations. We are also party to a research collaboration and license agreement with Novartis for the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas, which also provides for joint ownership rights to certain intellectual property generated through the collaboration in certain scenarios. We may enter into additional collaboration agreements in the future, pursuant to which we may have no ownership rights, or only co-ownership rights, to certain intellectual property generated through the future collaborations. If we are unable to obtain ownership or license of such intellectual property generated through our prior, current, or future collaborations and overlapping with, or related to, our own proprietary technology or product candidates, then our business, financial condition, results of operations, and prospects could be materially harmed.
Our existing collaboration agreements contain certain exclusivity obligations that require us to design compounds exclusively for our collaborators with respect to certain specific targets over a specified time period. Our future collaboration agreements may grant similar exclusivity rights to future collaborators with respect to target(s) that are the subject of such collaborations. Existing or future collaboration agreements may also impose diligence obligations on us. For example, existing or future collaboration agreements may impose restrictions on us from pursuing the drug development targets for ourselves or for our other current or future collaborators, thereby removing our ability to develop and commercialize, or to jointly develop and commercialize with other current or future collaborators, product candidates, and technology related to the drug development targets. Under our collaboration with Novartis, for example, we are prohibited from researching, developing, manufacturing, modifying, improving or commercializing any small molecule directed against collaboration targets ourselves or with a third party during a specified period and subject to specified exceptions. In spite of our best efforts, our prior, current, or future collaborators might conclude that we have materially breached our collaboration agreements. If these collaboration agreements are terminated, or if the underlying intellectual property, to the extent we have ownership or license of such intellectual property, fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technology identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
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
If our product candidates or any of our future product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such products, which may result in a material decline in sales of our competing products.
Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, to the FDCA, a company may file an ANDA, seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a company may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the sponsor and for which the sponsor has not obtained a right of reference. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA.
In certain circumstances, third parties may file an ANDA or NDA under Section 505(b)(2) as early as the so-called “NCE-1” date that is one year before the expiry of the five-year period of New Chemical Entity exclusivity or more generally four years after NDA approval. The third parties are allowed to rely on the safety and effectiveness data of the innovator’s product, may not need to conduct clinical trials and can market a competing version of a product after the expiration or loss of patent exclusivity or the expiration or loss of regulatory exclusivity and often charge significantly lower prices. Upon the expiration or loss of patent protection or the expiration or loss of regulatory exclusivity for a product, the major portion of revenues for that product may be dramatically reduced in a very short period of time. If we are not successful in defending our patents and regulatory exclusivities, we will not derive the expected benefit from them.
In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for the applicable, approved innovator product, a generic or 505(b)(2) sponsor that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability, or claiming non-infringement, of the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.
Accordingly, if any of our product candidates that are regulated as drugs are approved, competitors could file ANDAs for generic versions of these products or 505(b)(2) NDAs that reference our products. If there are patents listed for such drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA sponsor does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.

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
In addition, under the Pediatric Research Equity Act, or PREA, applications and certain types of supplements to applications must contain data to assess the safety and effectiveness of the product in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective, unless the sponsor receives a deferral or waiver from the FDA. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The applicable legislation in the European Union also requires sponsors to either conduct clinical trials in a pediatric population in accordance with a Pediatric Investigation Plan approved by the Pediatric Committee of EMA, or to obtain a waiver or deferral from the conduct of these studies by this Committee. For any of our product candidates for which we are seeking regulatory approval in the United States or the European Union, we cannot guarantee that we will be able to obtain a waiver or alternatively complete any required studies and other requirements in a timely manner, or at all, which could result in associated reputational harm and subject us to enforcement action.
The FDA may determine that we must provide additional evidence and data before approving a BLA or NDA for our product candidates. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s), The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness. In the event that we submit a BLA or NDA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of a BLA or NDA
In addition, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or a comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of one or more of our product candidates.
Finally, we could be adversely affected by several significant administrative law cases decided by the U.S. Supreme Court in 2024. In Loper Bright Enterprises v. Raimondo, for example, the court overruled Chevron U.S.A., Inc. v. Natural Resources Defense Council, Inc., which for 40 years required federal courts to defer to permissible agency interpretations of statutes that are silent or ambiguous on a particular topic. The U.S. Supreme Court stripped federal agencies of this presumptive deference and held that courts must exercise their independent judgment when deciding whether an agency such as the FDA acted within its statutory authority under the Administrative Procedure Act, or the APA. Additionally, in Corner Post, Inc. v. Board of Governors of the Federal Reserve System, the court held that actions to challenge a federal regulation under the APA can be initiated within six years of the date of injury to the plaintiff, rather than the date the rule is finalized. The decision appears to give prospective plaintiffs a personal statute of limitations to challenge longstanding agency regulations. Another decision, Securities and Exchange Commission v. Jarkesy, overturned regulatory agencies’ ability to impose civil penalties in administrative proceedings. These decisions could introduce additional uncertainty into the regulatory process and may result in additional legal challenges to actions taken by federal regulatory agencies, including the FDA and CMS. In addition to potential changes to regulations as a result of legal challenges, these decisions may result in increased regulatory uncertainty and delays and other impacts, any of which could adversely impact our business and operations.
Failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates we may develop from being marketed in such jurisdictions, which, in turn, would materially impair our ability to generate revenue.
In order to market and sell any product candidates we may develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying local regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our product candidates in any jurisdiction, which would materially impair our ability to generate revenue.
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). At the same time, a new international recognition procedure, or IRP, will apply, which intends to facilitate approval of pharmaceutical products in the UK. The IRP is open to applicants that have already received an authorization for the same product from one of the MHRA’s specified Reference Regulators, or RRs. The RRs notably include EMA and regulators in the EU/European Economic Area member states for approvals in the EU centralized procedure and mutual recognition procedure as well as the FDA (for product approvals granted in the U.S.). However, the concrete functioning of the IRP is currently unclear. Any delay in obtaining, or an inability to obtain, any marketing approvals may force us or our collaborators to restrict or delay efforts to seek regulatory approval in the UK for our product candidates, which could significantly and materially harm our business.
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term.
We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.
We, or our collaborators, may seek approval from the FDA or comparable foreign regulatory authorities to use accelerated development pathways for our product candidates. If we, or our collaborators, are not able to use such pathways, we, or they, may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we, or they, receive them at all. In addition, even if an accelerated approval pathway is available to us, or our collaborators, it may not lead to expedited approval of our product candidates, or approval at all.
Under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations, the FDA may grant accelerated approval to a product candidate to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies, upon a determination that the product has an effect on a surrogate endpoint or intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. Similar risks to those described above are also applicable to any application that we, or our collaborators, may submit in other jurisdictions outside of the United States.
There can be no assurance that the FDA or foreign regulatory agencies will agree with our, or our collaborators’, surrogate endpoints or intermediate clinical endpoints in any of our, or their, clinical trials, or that we, or our collaborators, will decide to pursue or submit any NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from the FDA or comparable foreign regulatory agencies, we, or our collaborators, will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval. Furthermore, for any submission of an application for accelerated approval or application under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted for filing or that any expedited development, review or approval will be granted on a timely basis, or at all.
Finally, there can be no assurance that we will satisfy all FDA requirements, including new provisions, that govern accelerated approval. For example, with passage of the FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded and to submit progress reports on its post-approval studies to FDA every six months until the study is completed. Moreover, FDORA established expedited procedures authorizing FDA to withdraw an accelerated approval if certain conditions are met, including where a required confirmatory study fails to verify and describe the predicted clinical benefit or where evidence demonstrates the product is not shown to be safe or effective under the conditions of use. The FDA may also use such procedures to withdraw an accelerated approval if a sponsor fails to conduct any required post-approval study of the product with due diligence, including with respect to “conditions specified by the Secretary.” The new procedures include the provision of due notice and an explanation for a proposed withdrawal, and opportunities for a meeting with the FDA Commissioner or the FDA Commissioner’s designee and a written appeal, among other things. We will need to fully comply with these and other requirements in connection with the development and approval of any product candidate that qualifies for accelerated approval.

In March 2023, the FDA issued draft guidance that outlines its thinking and approach to accelerated approval. The FDA indicated that the accelerated approval pathway is commonly used for approval of oncology drugs due to the serious and life-threatening nature of cancer. Although single-arm trials have been commonly used to support accelerated approval, a randomized controlled trial is the preferred approach as it provides a more robust efficacy and safety assessment and allows for direct comparisons to an available therapy. To that end, the FDA outlined considerations for designing, conducting, and analyzing data for trials intended to support accelerated approvals of oncology therapeutics. Subsequently, in December 2024 and January 2025, the FDA issued additional draft guidances relating to accelerated approval. These guidances describe FDA’s views on what it means to conduct a confirmatory trial with due diligence and how the FDA plans to interpret whether such a study needs to be underway at the time of approval. While these guidances are currently only in draft form and will ultimately not be legally binding even when finalized, sponsors typically observe the FDA’s guidance closely to ensure that their investigational products qualify for accelerated approval.
Accordingly, a failure to obtain and maintain accelerated approval or any other form of expedited development, review or approval for our product candidates, or withdrawal of a product candidate, would result in a longer time period until commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.
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
We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate is intended to treat a serious condition and, if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
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
In the European Union, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims. The benefits of a PRIME designation include the appointment of a Committee for Medicinal Products for Human Use rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
We may not be able to obtain orphan drug exclusivity for any product candidates we may develop, and even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.
Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug or biologic intended to treat a rare disease or condition. A similar regulatory scheme governs approval of orphan products by the EMA in the European Union. Generally, if a product candidate with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product for the same therapeutic indication for that time period. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation, in particular if the product is sufficiently profitable so that market exclusivity is no longer justified.
In order for the FDA to grant orphan drug exclusivity to one of our products, the FDA must find that the product is indicated for the treatment of a condition or disease with a patient population of fewer than 200,000 individuals annually in the United States. The FDA may conclude that the condition or disease for which we seek orphan drug exclusivity does not meet this standard. Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different products can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity may also be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of the patients with the rare disease or condition.
In 2017, the Congress passed the FDARA, which, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by the FDA.
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.”
Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

In addition, to obtain orphan drug designation in the European Union, we would need to demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the European Union or, if such method exists, the medicinal product will be of significant benefit to those affected by that condition. There is no assurance that we would be able to meet that standard for any of our product candidates. Further, if we do obtain orphan drug designation for a candidate product in the EU, we will not be able to maintain that designation if we are not able to show, to the satisfaction of the EU regulatory authorities, that the product candidate is of significant benefit to patients over available commercial products for the indication in the EU and any additional products that are ahead of our product candidate in clinical development for the indication.
Even if we, or any collaborators we may have, obtain marketing approvals for any product candidates we may develop, the terms of approvals and ongoing regulation of our products could require the substantial expenditure of resources and may limit how we, or they, manufacture and market such products, which could materially impair our ability to generate revenue.
Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such medicine, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. For example, the holder of an approved NDA is obligated to monitor and report adverse events and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the medicine may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine.
Accordingly, assuming we, or any collaborators we may have, receive marketing approval for one or more product candidates we may develop, we, and such collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control. If we and such collaborators are not able to comply with post-approval regulatory requirements, we and such collaborators could have the marketing approvals for our products withdrawn by regulatory authorities and our, or such collaborators’, ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Further, the cost of compliance with post-approval regulations may have a negative effect on our business, operating results, financial condition and prospects. Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may inhibit our ability to commercialize any product candidates we may develop and generate revenues.
In addition, later discovery of previously unknown problems with our medicines, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such medicines, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a medicine;
•restrictions on the distribution or use of a medicine;
•requirements to conduct post-marketing clinical trials;
•receipt of warning or untitled letters;
•withdrawal of the medicines from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of medicines;
•fines, restitution or disgorgement of profits or revenue;
•suspension or withdrawal of marketing approvals;
•suspension of any ongoing clinical trials;

•refusal to permit the import or export of our medicines;
•product seizure; and
•injunctions or the imposition of civil or criminal penalties.
Additionally, if any product candidates we may develop receive marketing approval, the FDA could require us to adopt a REMS to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such product candidate;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new product candidates and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
In addition, disruptions may result from events similar to the COVID-19 pandemic. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.

Further, with the change in presidential administrations in 2025, there is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. There is also uncertainty as to how other measures being implemented by the Trump Administration across the government will impact our activities and those of the FDA and its operations. For example, the potential loss of FDA personnel could lead to further disruptions and delays in FDA review of our product candidates. Similarly, efforts by the new administration to substantially reduce research funding by the National Institutes of Health of medical research could have substantial direct or indirect impacts on our research activities.
Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets
Current and future legislation may increase the difficulty and cost for us to obtain reimbursement for any of our product candidates that do receive marketing approval.
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
Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the statute.
Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders that were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future
In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the HTA entered into force in January 2022, it will only begin to apply from January 2025 onwards, with preparatory and implementation-related steps to take place in the interim. Once applicable, it will have a phased implementation depending on the concerned products. The HTA intends to boost cooperation among European Union member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit European Union member states to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual European Union member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.
In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada and a few states have passed legislation establishing working groups to examine the impact of a state importation program. Several states have submitted Section 804 Importation Program proposals to the FDA. In January 2024, the FDA approved Florida's plan for Canadian drug importation. Florida now has authority to import certain drugs from Canada for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress until January 1, 2032.
The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the

Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs will become effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and other pharmaceutical companies also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated "maximum fair price" under the law or for taking price increases that exceed inflation. In addition to the drug price negotiation program, the IRA established inflation rebate programs under Medicare Part B and Part D. These programs require manufacturers to pay rebates to Medicare if they raise their prices for certain Part B and Part D drugs faster than the rate of inflation. On December 9, 2024, with issuance of its 2025 Physician Fee Schedule final regulation, CMS finalized its rules governing the IRA inflation rebate programs. The new law also caps Medicare out-of-pocket drug costs at an estimated $2,000 a year beginning in 2025.

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
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. This may be increasingly true with respect to products approved pursuant to the accelerated approval pathway. State Medicaid programs and other payers are developing strategies and implementing significant coverage barriers, or refusing to cover these products outright, arguing that accelerated approval drugs have insufficient or limited evidence despite meeting the FDA’s standards for accelerated approval.
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
Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate "adequacy" decisions, that data transfers between the two jurisdictions are in compliance with the United Kingdom’s Data Protection Act 2018 and the GDPR, respectively. In October 2023, the United Kingdom and the United States implemented a U.S.-U.K. "data bridge," which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. Any changes or updates to these developments have the potential to impact our business.
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
Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission, or FTC, and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be "unfair" under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
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

In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws that will go into effect in the near future. There are also states that are specifically regulating health information that may affect our business. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
Plaintiffs’ lawyers are also increasingly using privacy-related statutes at both the state and federal level to bring lawsuits against companies for their data-related practices. In particular, there have been a significant number of cases filed against companies for their use of pixels and other web trackers. These cases often allege violations of the California Invasion of Privacy Act and other state laws regulating wiretapping, as well as the federal Video Privacy Protection Act. The rise in these types of lawsuits creates potential risk for our business.
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
We will also need to carefully navigate the current administration’s implementation of the FCPA and related statutes. On February 10, 2025, President Trump issued an Executive Order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the Executive Order, this review will result in new DOJ FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the Executive Order directs her to assess whether “remedial measures” related to past FCPA actions are warranted.
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
Changes in U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.
The U.S. government has recently made statements and taken certain actions that may lead to potential changes to U.S. and international trade policies, including imposing several rounds of tariffs and export control restrictions affecting certain products manufactured in China. In March 2018, the Trump administration announced the imposition of tariffs on steel and aluminum entering the United States and in June 2018, the Trump administration announced further tariffs targeting goods imported from China. Recently both China and the United States have each imposed tariffs indicating the potential for further trade barriers, including the U.S. Commerce Department adding numerous Chinese entities to its “unverified list,” which requires U.S. exporters to go through more procedures before exporting goods to such entities. It is unknown whether and to what extent new tariffs, export controls, or other new laws or regulations will be adopted, or the effect that any such actions would have on us or our industry, and it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.
Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalating in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military.
In addition, in September 2024, the U.S. House or Representatives passed the BIOSECURE Act (H.R. 7085), and the Senate has advanced a substantially similar bill, which legislation, if passed by the Senate and enacted into law, would restrict the ability of U.S. biotechnology companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and authorizes the U.S. government to impose such restrictions on entities' transactions with additional Chinese biotechnology companies as a condition of U.S. government contract, grant and loan funding. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise received funding from, the U.S. government. Such disruptions could have adverse effects on the development of our product candidates and our business operations.
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
Despite the implementation of security measures, given the size and complexity of our internal information technology systems and those of our third-party vendors and other contractors and consultants, and the increasing amounts of confidential information that they maintain, our information technology systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war, and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information), which may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures that are effective against all such security threats. For example, third parties have in the past and may in the future illegally pirate our software and make that software publicly available on peer-to-peer file sharing networks or otherwise. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, or hostile foreign governments or agencies. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or those of our third-party vendors and other contractors and consultants, or inappropriate disclosure of confidential or proprietary information, we could incur liability and reputational damage and the further development and commercialization of our software could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
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
We are highly dependent on the research and development, clinical, financial, operational, scientific, software engineering, and other business expertise of our executive officers, as well as the other principal members of our management, scientific, clinical, and software engineering teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain "key person" insurance for any of our executives or other employees.
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
As of February 19, 2025, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 51.0% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 57.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through February 19, 2025, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
•the societal and economic impact of public health epidemics; and
•the other factors described in this "Risk Factors" section.
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
We have released, and may in the future release, guidance in our annual or quarterly earnings conference calls or releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of such guidance. Our guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. Neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying any guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Our actual results have, and may in the future, vary from our guidance and the variations may be material.
We and our collaborators may not achieve projected discovery and development milestones and other anticipated key events in the time frames that we or they announce, which could have an adverse impact on our business and could cause our stock price to decline.
From time to time, we expect that we will make public statements regarding the expected timing of certain milestones and key events, such as the commencement and completion of preclinical and IND-enabling studies and clinical trials in our proprietary drug discovery programs as well as developments and milestones under our collaborations. For example, Structure Therapeutics has also made public statements regarding its expectations for the development of programs under collaboration with us, and Structure Therapeutics and other collaborators may in the future make additional statements about their goals and expectations related to collaborations with us. The actual timing of these events can vary dramatically due to a number of factors such as delays or failures in our or our current and future collaborators’ drug discovery and development programs, the amount of time, effort, and resources committed by us and our current and future collaborators, and the numerous uncertainties inherent in the development of drugs. As a result, there can be no assurance that our or our current and future collaborators’ programs will advance or be completed in the time frames we or they announce or expect. If we or any collaborators fail to achieve one or more of these milestones or other key events as planned, our business could be materially adversely affected and the price of our common stock could decline.

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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of February 19, 2025, we had outstanding 63,874,200 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of December 31, 2024, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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
•limit who may call stockholder meetings to the board of directors or to the secretary at the request of the holders of at least 25% of the outstanding shares of our common stock and limited common stock; and
•authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a "poison pill" that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors.
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
Our common stock has been publicly traded on the Nasdaq Global Select Market under the symbol "SDGR" since February 6, 2020. Prior to that date, there was no public market for our common stock. Our limited common stock is not listed or traded on any stock exchange.
Performance Graph
The following performance graph and related information shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq composite and the Nasdaq Biotechnology Index from February 6, 2020 (the first date that shares of our common stock were publicly traded on the Nasdaq Global Select Market) through December 31, 2024. The graph assumes an investment of $100 on February 6, 2020, in each of the foregoing indices and in our common stock. Data for each of the indices and our common stock assumes that all dividends were reinvested on the day of issuance, if any. The comparisons are not intended to forecast or be indicative of future performance of our common stock.
Holders of Record
As of February 19, 2025, there were approximately 87 holders of record of our common stock and one holder of record of our limited common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The following discussion and analysis of our financial condition and results of operations covers fiscal 2024 and fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-over-year comparisons between fiscal 2023 and 2022 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, that was filed with the SEC on February 28, 2024.
As a result of many factors, including those factors set forth in "Risk Factors" of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see "Cautionary Note Regarding Forward-Looking Statements and Industry Data" in this Annual Report.
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

Over the last decade, we have entered into a number of collaborations with leading biopharmaceutical companies that have provided us with significant revenue and have the potential to produce additional milestone payments, option fees, and future royalties. In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. We have initiated dosing in a Phase 1 clinical trial of SGR-1505, which is designed as an open-label, multi-center dose escalation trial in patients with relapsed or refractory B-cell malignancies. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts will evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity, and safety to establish the recommended dose. We anticipate reporting initial data from the trial in the second quarter of 2025.
We also completed a Phase 1 clinical trial of SGR-1505 in 73 healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505, as well as the effect of food and drug-drug interactions. In the healthy volunteer trial, SGR-1505 was generally well tolerated with no drug-related serious adverse events or dose limiting toxicities observed. In the trial, we observed that SGR-1505 achieved greater than 90 percent inhibition of IL-2 secretion in an activated T cell whole blood assay at 100mg twice a day (n=4), confirming target engagement and meeting the pharmacodynamic goals for the trial. Inhibition of IL-2 secretion is a marker for target engagement and pathway modulation as it is tightly linked to MALT1 and the downstream NF-κB signaling. The data supported continued evaluation of SGR-1505 in the ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell malignancies. In addition, in August 2023, the FDA granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma.
In July 2023, the FDA cleared our IND for our CDC7 inhibitor, which we refer to as SGR-2921. In July 2024, the FDA granted Fast Track designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia, or AML. In addition, in January 2025, the FDA granted orphan drug designation to SGR-2921 in patients with relapsed or refractory AML. We have initiated dosing in a Phase 1 clinical trial of SGR-2921, which is designed as an open-label, multi-center dose-escalation clinical trial in patients with relapsed or refractory AML or high-risk myelodysplastic syndrome. The trial is designed to evaluate the safety and tolerability of SGR-2921 as a monotherapy and to identify the recommended Phase 2 dose, including the maximum tolerated dose. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and pharmacodynamics of SGR-2921 and investigating preliminary anti-tumor activity. We anticipate reporting initial data from the trial in the second half of 2025.
In March 2024, we also submitted an IND to the FDA for our novel Wee1/Myt1 inhibitor, which we refer to as SGR-3515, and the FDA cleared the IND in April 2024. We recently initiated dosing in a Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the second half of 2025.
In July 2024, we launched an initiative to expand our computational platform to predict toxicity associated with binding to off-target proteins. The goal of this initiative is to develop a computational solution to improve the properties of drug development candidates and reduce the risk of development failure. The project is being funded initially by $19.5 million in grants from the Bill & Melinda Gates Foundation.
We have funded our operations to date principally from the sale of our equity securities, including our initial public offering and our follow-on public offering, and to a lesser extent, from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators. In 2023, on account of our equity stake in Nimbus Therapeutics, LLC, or Nimbus, we received an aggregate of $147.2 million in cash distributions from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858.
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
Our collaboration agreements typically include upfront consideration, discovery, development, commercial and regulatory milestones, and royalties from future sales of commercialized products. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of regulatory and commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our proprietary drug discovery programs when we believe it will help maximize the clinical and commercial opportunities for the program.
We are party to an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, we are responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, of which we have recognized $32.0 million as of December 31, 2024, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See "Collaboration and License Agreement" in Note 3 to our consolidated financial statements for additional information relating to this agreement.
In September 2022, we entered into a collaboration with Lilly under which we are responsible for the discovery and optimization of small molecule compounds addressing an immunology target. Lilly will be responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement, we received an upfront payment and we are eligible to receive up to $420.0 million in discovery, development and commercial milestone payments. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets.
In November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025 and we will be eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid single-digits to low double-digits, subject to certain specified reductions. No milestone revenue has been recognized as of December 31, 2024. In November 2024, we also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform. See "Collaboration and License Agreement" in Note 3 to our consolidated financial statements for additional information relating to this agreement.
For the year ended December 31, 2024, we generated total revenue of $207.5 million and had a net loss of $187.1 million.
Key Factors Affecting Our Performance
Ability to drive additional revenue from our software solutions from existing customers
Our large existing base of customers represents a significant opportunity for us to expand our revenue through increased utilization of our software. We had 1,752 and 1,785 active customers for the years ended December 31, 2024 and 2023, respectively. We define the number of active customers as the number of customers who had an annual contract value, or ACV, of at least $1,000 in the fiscal year. Included in the number of customers are entities we derive software contribution revenue from, which for the year ended December 31, 2024, consisted of Gates Ventures, LLC and the Bill & Melinda Gates Foundation. We use $1,000 as a threshold for defining our active customers as this amount will generally exclude customers who only license our PyMOL software, which is our open-source molecular visualization system broadly available at low cost. The revenue that we generate through our software solutions from each of our customers varies depending on the number of licenses for each software solution that each customer purchases from us. Accordingly, we work with our customers to improve their experience and increase the utility of our platform in order to expand the scale at which they deploy our platform in their business. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future revenue growth.
Our ability to expand within our customer base is demonstrated by the increasing number of our customers with an ACV at higher thresholds. For the year ended December 31, 2024, we had 61 customers with an ACV of at least $500,000 compared to 54 for the year ended December 31, 2023. Furthermore, we had 31, 27, and 18 customers with an ACV of at least $1.0 million for the years ended December 31, 2024, 2023, and 2022, respectively. We also had eight customers with an ACV of at least $5.0 million for the year ended December 31, 2024, compared to four customers for each of the years ended December 31, 2023 and 2022.
With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term. ACV should be viewed independently of revenue and does not represent revenue calculated in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, on an annualized basis, as it is an operating metric that can be impacted by contract execution start and end dates and renewal rates. ACV is not intended to be a replacement for, or forecast of, revenue. Our ACV was $190.8 million and $154.2 million for the years ended December 31, 2024 and 2023, respectively.
Ability to retain our customer base for our software solutions
Another important driver of our performance is our ability to retain our customer base. We had 235, 222, and 227 customers with an ACV of at least $100,000 for the years ended December 31, 2024, 2023, and 2022, respectively. For the year ended December 31, 2024, our year-over-year customer retention rate for such customers was 95% and was 92% or higher for each of the previous 10 fiscal years. Our customer retention rate for our customers with an ACV of at least $500,000 was 100% for the year ended December 31, 2024 and 98% for the year ended December 31, 2023. We calculate year-over-year customer retention for our customers with an ACV of at least $100,000 or $500,000 by starting with the number of such customers we had in the previous fiscal year. We then calculate how many of these customers were active customers in the current fiscal year. We then divide this number by the number of customers with an ACV of at least $100,000 or $500,000, as applicable, that, we had in the previous fiscal year to arrive at the year-over-year customer retention rate for such customers.
We believe our sales and marketing approach and the quality of our software solutions result in long-term relationships and high retention with our largest customers. This is demonstrated by the length of our key relationships, with the average tenure of our 10 largest software customers in 2024 being nearly 21 years. Furthermore, we have significantly penetrated the pharmaceutical industry, with 19 of the top 20 pharmaceutical companies, measured by 2023 revenue, licensing our software in 2024. Our ability to continue to grow our software revenue is dependent upon our ability to retain customers through the continued support and investment in our sales and marketing efforts and the ongoing enhancement of our software solutions.
Advancement of our collaborative programs
We have entered into a number of collaborations with leading biopharmaceutical companies to advance drug discovery. We will seek to enter into additional collaboration agreements, driven by the synergies we expect to achieve between our platform and the capabilities and expertise of our potential collaborators. We believe that our collaborations will be a significant driver of value for us in the form of equity stakes, research fees, preclinical, clinical, and commercial milestone payments, and option fees, as well as royalties on any potential future sales of products, if approved. We continue to work with our current collaborators to advance existing programs through discovery research stages and initiate additional programs. However, we do not generally exercise control over the development programs of our collaborators and depend on our collaborators' decisions with respect to clinical development and commercialization. Our ability to continue to derive value from our collaborations will be driven by our capability to make progress in these programs, whether our collaborators successfully advance such programs beyond the discovery stage, and the strategic priorities of our collaboration partners. We track the aggregate number of collaborative programs for which we are eligible to receive any amount of royalties on sales and as of December 31, 2024, we had an aggregate of 13 collaborative programs for which we are eligible to receive future royalties compared to 12 collaborative programs as of December 31, 2023.
Ability to progress and expand our pipeline of proprietary drug discovery programs
We are advancing our pipeline of proprietary programs through preclinical and clinical development. Our initial programs were focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including immunology and neurology. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell malignancies, a Phase 1 clinical trial of SGR-2921 in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, and a Phase 1 clinical trial for SGR-3515 in patients with advanced solid tumors. We anticipate reporting initial data from the Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell malignancies in the second quarter of 2025, and from each of the Phase 1 clinical trial of SGR-2921 in patients with relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome and the Phase 1 clinical trial for SGR-3515 in patients with advanced solid tumors in the second half of 2025. We continue to advance new programs where we can leverage our computational platform to discover novel molecules, including our programs targeting PRMT5-MTA, EGFRC797S, NLRP3, and LRRK2. As we progress and expand our pipeline of proprietary programs, we will strategically evaluate on a program-by-program basis advancing them ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their probability of clinical and commercial success.
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
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements with Gates Ventures, LLC and the Bill & Melinda Gates Foundation. The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced, in accordance with Accounting Standard Codification, or ASC, Topic 958, Not-for-Profit Entities, or Topic 958, as the agreement is not an exchange transaction.
In July 2024, we entered into a one-year agreement with the Bill & Melinda Gates Foundation to initially fund our initiative to accelerate the expansion of our computational platform to predict toxicity associated with binding to off-target proteins. In November 2024, we entered into an expansion of the agreement which extends the funding and effort for this initiative through April 2026. Revenue is recognized as conditions are met and on a cost reimbursement basis in accordance with Topic 958.
Drug Discovery Revenue
Drug discovery services. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. The majority of our current collaborations are in the discovery and preclinical development stages. Milestone payments typically increase in magnitude as a program advances. However, our focus is increasingly on investing in our proprietary drug discovery programs, which may result in a smaller number of collaborative programs over time and, as a result, fewer milestone payments on account of those collaborative programs. In addition to revenue from our collaborations, we may also derive drug discovery revenue from out-licensing our proprietary drug discovery programs when we believe it will help maximize the probability of clinical and commercial success of the program. Overall, we expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievements and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. Contribution revenue consists of funds received under agreements with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as conditions are met in accordance with Topic 958.
Cost of Revenues
Software products and services. Cost of revenues for software includes personnel-related expenses (comprised of salaries, benefits, and stock-based compensation) for employees directly involved in the delivery of software solutions, maintenance and professional services, royalties paid for products sold and services performed using third-party licensed software functionality, and allocated overhead (facilities and information technology support) costs. Pursuant to various third-party arrangements, we license technology that is used in our software. These arrangements require us to pay royalties based on sales volume, and such royalty payments represented 3.5% and 4.1% of software revenues in the years ended December 31, 2024 and 2023, respectively.
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
Royalty payments to third-parties represented 9.5% and 3.5% of drug discovery revenues in the years ended December 31, 2024 and 2023, respectively. We expect our drug discovery costs of revenue to trend lower over time as we shift our focus to proprietary drug discovery programs. However, these trends will be impacted by the number and stage of our collaborative programs, especially in the case of new collaborative programs.
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
While the gross margin of our drug discovery business will fluctuate significantly from period to period depending on factors such as the timing of recognition of milestones, the number and mix of collaborative programs, and their respective stages of development, we expect the gross margins to generally trend higher over time as more programs advance to later stages of development, the milestones increase in size and our ongoing research and development obligations to such programs decline in cost.
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
We expect our research and development expense to increase in absolute dollars as we continue to invest in activities related to discovery and development of our proprietary drug discovery programs, in advancing our computational platform, and as we incur expenses associated with hiring additional personnel directly involved in such efforts. The amount to which our research and development expense may increase in the future will also be dependent on our development plans for our proprietary drug discovery programs, including the timing of any partnering, collaboration or out-licensing decisions. At this time, we do not know, nor can we reasonably estimate, the nature, timing, or costs of the efforts that will be necessary to complete the development of any of our proprietary drug discovery programs.
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

Results of Operations
Comparison of the years ended December 31, 2024 and 2023
The following table summarizes our results of operations data for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Revenues:
Software products and services	$180,365	$159,124	$21,241	13%
Drug discovery	27,174	57,542	(30,368)	(53)%
Total revenues	207,539	216,666	(9,127)	(4)%
Cost of revenues:
Software products and services	36,900	29,514	7,386	25%
Drug discovery	38,556	46,460	(7,904)	(17)%
Total cost of revenues	75,456	75,974	(518)	(1)%
Gross profit	132,083	140,692	(8,609)	(6)%
Operating expenses:
Research and development	201,785	181,766	20,019	11%
Sales and marketing	39,917	37,226	2,691	7%
General and administrative	99,677	99,148	529	1%
Total operating expenses	341,379	318,140	23,239	7%
Loss from operations	(209,296)	(177,448)	(31,848)	18%
Other income:
Gain on equity investments	—	147,213	(147,213)	N/M
Change in fair value	5,683	53,461	(47,778)	N/M
Other income	17,902	19,693	(1,791)	N/M
Total other income	23,585	220,367	(196,782)	N/M
(Loss) income before income taxes	(185,711)	42,919	(228,630)	N/M
Income tax expense	1,412	2,199	(787)	N/M
Net (loss) income	$(187,123)	$40,720	$(227,843)	N/M
N/M – not meaningful

Revenues

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Revenues:
Software
On-premise software	$104,020	$104,511	$(491)	—%
Hosted software	35,253	20,381	14,872	73%
Software maintenance	23,279	23,066	213	1%
Professional services	9,797	9,366	431	5%
Software contribution	8,016	1,800	6,216	345%
Total software products and services	180,365	159,124	21,241	13%
Drug discovery
Drug discovery services	25,143	54,720	(29,577)	(54)%
Drug discovery contribution	2,031	2,822	(791)	(28)%
Total drug discovery	27,174	57,542	(30,368)	(53)%
Total revenues	$207,539	$216,666	$(9,127)	(4)%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to a decrease in multi-year customer contracts with upfront revenue recognition in the current period versus the comparable period.
Hosted software. The increase in revenues for hosted software during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to customers switching from on premise to hosted software purchases, as well as increased spend from existing hosted customers and growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over the period of the contract.
Software maintenance. Software maintenance revenues remained consistent during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the fluctuation of on-premise software renewal periods, including multi-year customer arrangements, in the current period versus the comparable period, as well as increased spend from existing customers. Software maintenance revenue is recognized ratably over the period of the contract.
Professional services. Professional services revenues remained consistent during the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the progress and completion of technology and modeling service projects.
Software contribution revenue. The increase in software contribution revenues during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to the agreements with the Bill & Melinda Gates Foundation entered into during the year ended December 31, 2024, aimed to accelerate the expansion of our computational software platform, and the extension of the agreement with Gates Ventures, LLC.
Drug Discovery Revenue
Drug discovery services. The decrease in revenues for drug discovery services during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to the timing and amount of collaboration milestones achieved, including $25.0 million received from BMS during the year ended December 31, 2023, as well as BMS electing not to proceed with further development for two programs during 2023, which resulted in increased revenue recognition due to the accelerated completion of our obligations related to such programs during the year ended December 31, 2023. This decrease was partially offset by collaboration milestones achieved in 2024, as well as the progress of existing and new collaborations. We expect that our revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievement and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. The decrease in drug discovery contribution revenue during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to fluctuation in allotted funds spent under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Cost of revenues:
Software products and services	$36,900	$29,514	$7,386	25%
Gross margin	80%	81%
Drug discovery	38,556	46,460	(7,904)	(17)%
Software products and services. The increase in cost of revenues for software products and services during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was attributable to increases of approximately $4.3 million in cloud computing expense and approximately $3.3 million in personnel-related expense, partially offset by a decrease of approximately $0.2 million in royalty expense.
Software products and services gross margin. The decrease in software gross margin during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to an increase in expenses related to our agreement with the Bill & Melinda Gates Foundation to accelerate the expansion of our computational software platform, partially offset by an increase in revenue.
Drug discovery. The decrease in cost of revenues for drug discovery during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was attributable to decreases of approximately $7.9 million in third-party CRO costs due to the discontinuation of certain collaboration projects and approximately $0.9 million in personnel-related expense reflecting the redeployment of our discovery organization towards proprietary drug discovery programs, partially offset by approximately $0.6 million in royalty expense and approximately $0.3 million in cloud computing expense.

Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
External costs by program:
SGR-1505	$10,693	$15,337	$(4,644)	(30)%
SGR-2921	10,290	6,090	4,200	69%
SGR-3515	5,930	6,363	(433)	(7)%
Other early development candidates and unallocated costs	32,371	30,880	1,491	5%
Total external costs for programs in preclinical and clinical development	59,284	58,670	614	1%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	41,262	32,949	8,313	25%
Facility and other	2,233	2,015	218	11%
Total internal costs	43,495	34,964	8,531	24%
All other research and development	99,006	88,132	10,874	12%
Total research and development expense	$201,785	$181,766	$20,019	11%
The increase in external costs of $0.6 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to an increase in costs associated with the ongoing Phase 1 clinical trial and other development activities for SGR-2921, as well as other external research costs to support our early-stage product candidates, partially offset by a decrease in costs for SGR-1505 and SGR-3515 due to timing of work performed.
The increase in internal costs for programs in discovery, preclinical and clinical development of $8.5 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to an increase in personnel-related expense and rent expense.
The increase in all other research and development expense during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was attributable to increases of approximately $4.8 million in personnel-related expense, approximately $3.5 million in cloud computing expense, approximately $1.4 million related to office rent, approximately $0.7 million related to professional services, and approximately $0.5 million in other expenses.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
Sales and marketing	$39,917	$37,226	$2,691	7%
The increase in sales and marketing expense during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was attributable to increases of approximately $2.1 million in personnel-related expense, approximately $0.6 million in travel and entertainment expense, and approximately $0.3 million in cloud computing expense, partially offset by decreases of approximately $0.1 million related to office facilities and approximately $0.2 million in other expenses.

General and Administrative Expense

	Year Ended December 31,		Change
	2024	2023	$	%
	(in thousands)
General and administrative	$99,677	$99,148	$529	1%
The increase in general and administrative expense during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was attributable to increases of approximately $5.0 million of personnel-related expense, approximately $2.2 million related to professional services, and approximately $0.4 million in cloud computing expense, partially offset by decreases of approximately $4.3 million in royalties related to cash distributions we received from Nimbus, approximately $0.5 million in amortization related to the acceleration of customer relationship intangible assets, approximately $0.4 million in travel and entertainment expense, approximately $0.1 million related to office facilities, and approximately $1.8 million in other expenses.
Gain on Equity Investments

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Gain on equity investments	$—	$147,213	$(147,213)
There was no gain on equity investments during the year ended December 31, 2024. The gain on equity investments during the year ended December 31, 2023 was due to the realized gain on our equity investment in Nimbus following the closing of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor, NDI-034858.
Change in Fair Value

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Change in fair value	$5,683	$53,461	$(47,778)
The change in fair value during the year ended December 31, 2024 was primarily due to an unrealized gain on our investment in Morphic of $23.5 million, partially offset by an unrealized loss on our investment in Structure Therapeutics of $18.1 million. The change in fair value during the year ended December 31, 2023 was due to an unrealized gain on our investment in Structure Therapeutics of $49.8 million, an unrealized gain on our investment in Nimbus of $1.9 million, and an unrealized gain on our investment in Morphic of $1.8 million.
Other Income

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Other income	$17,902	$19,693	$(1,791)
The decrease in other income during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily attributable to a decrease of approximately $1.2 million in interest income on our investment portfolio and a decrease of approximately $0.6 million primarily related to unfavorable foreign currency fluctuations.

Income Tax Expense

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Income tax expense	$1,412	$2,199	$(787)
Income tax expense for the year ended December 31, 2024 represents state income tax obligations and taxes in foreign jurisdictions for which we conduct business. Income tax expense for the year ended December 31, 2023 represents our federal and certain state income tax obligations and taxes in foreign jurisdictions for which we conduct business. As of December 31, 2024, we have a full valuation allowance on our U.S. federal and state deferred tax assets.
At December 31, 2024, we had federal and state net operating loss carryforwards of approximately $204.5 million and $129.5 million, respectively. The state net operating loss carryforwards will expire between 2025 and 2044, if not utilized. The federal net operating loss carryforwards are limited to 80% of taxable income generated in a given year and carry forward indefinitely. At December 31, 2024, we had federal orphan drug credits and federal research and development tax credit carryforwards of approximately $31.3 million and state research and development tax credit carryforwards of approximately $2.7 million. These carryforwards will expire between 2025 and 2044, if not utilized.
As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of $177.2 million and $136.0 million has been established at December 31, 2024 and 2023, respectively. The change in the valuation allowance for the years ended December 31, 2024 and 2023 was $41.2 million and $1.9 million, respectively. We recorded income tax expense of $1.4 million and $2.2 million for the years ended December 31, 2024 and 2023, respectively.

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2024. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024	2023	2023	2023	2023
	(in thousands)
Revenues:
Software products and services	$79,662	$31,884	$35,404	$33,415	$68,655	$28,904	$29,352	$32,213
Drug discovery	8,655	3,406	11,930	3,183	5,471	13,665	5,837	32,569
Total revenues	88,317	35,290	47,334	36,598	74,126	42,569	35,189	64,782
Cost of revenues:
Software products and services(1)	13,278	8,479	7,167	7,976	8,670	7,034	6,695	7,115
Drug discovery(1)	10,909	9,083	8,832	9,732	7,906	11,896	14,684	11,974
Total cost of revenues	24,187	17,562	15,999	17,708	16,576	18,930	21,379	19,089
Gross profit	64,130	17,728	31,335	18,890	57,550	23,639	13,810	45,693
Operating expenses:
Research and development(1)	49,362	50,977	50,835	50,611	51,487	46,833	42,705	40,741
Sales and marketing(1)	9,704	10,349	9,693	10,171	9,950	9,109	9,022	9,145
General and administrative(1)	25,776	24,824	23,536	25,541	25,734	23,890	23,216	26,308
Total operating expenses	84,842	86,150	84,064	86,323	87,171	79,832	74,943	76,194
Loss from operations	(20,712)	(68,422)	(52,729)	(67,433)	(29,621)	(56,193)	(61,133)	(30,501)
Other (expense) income:
(Loss) gain on equity investments	—	—	—	—	(109)	—	—	147,322
Change in fair value	(22,080)	25,459	(5,833)	8,137	(8,408)	(14,522)	40,654	35,737
Other income	3,539	4,737	4,598	5,028	6,626	5,804	4,326	2,937
Total other (expense) income	(18,541)	30,196	(1,235)	13,165	(1,891)	(8,718)	44,980	185,996
(Loss) income before income taxes	(39,253)	(38,226)	(53,964)	(54,268)	(31,512)	(64,911)	(16,153)	155,495
Income tax expense (benefit)	963	(90)	83	456	(842)	(2,887)	(20,431)	26,359
Net (loss) income	$(40,216)	$(38,136)	$(54,047)	$(54,724)	$(30,670)	$(62,024)	$4,278	$129,136
(1)Includes stock-based compensation as indicated in the table located further below.

Revenues:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024	2023	2023	2023	2023
	(in thousands)
Revenues:
Software
On-premise software	$55,393	$12,250	$18,758	$17,619	$53,947	$13,806	$16,814	$19,944
Hosted software	11,176	8,814	8,087	7,176	6,016	5,463	4,451	4,451
Software maintenance	5,886	5,658	5,840	5,895	5,687	5,752	5,877	5,750
Professional services	2,315	2,038	2,719	2,725	3,005	2,083	2,210	2,068
Revenue from contracts with customers	74,770	28,760	35,404	33,415	68,655	27,104	29,352	32,213
Software contribution	4,892	3,124	—	—	—	1,800	—	—
Total software products and services revenue	79,662	31,884	35,404	33,415	68,655	28,904	29,352	32,213
Drug discovery
Drug discovery services	8,132	2,813	11,506	2,692	4,955	12,730	5,232	31,803
Drug discovery contribution	523	593	424	491	516	935	605	766
Total drug discovery revenue	8,655	3,406	11,930	3,183	5,471	13,665	5,837	32,569
Total revenues	$88,317	$35,290	$47,334	$36,598	$74,126	$42,569	$35,189	$64,782
Deferred Revenue:

	As of
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024	2023	2023	2023	2023
	(in thousands)
Deferred revenue	$220,758	$46,973	$47,879	$57,513	$65,274	$55,415	$62,294	$71,926
Gross Margin:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024	2023	2023	2023	2023
Software products and services gross margin	83%	73%	80%	76%	87%	76%	77%	78%
Stock-Based Compensation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024	2023	2023	2023	2023
	(in thousands)
Stock-based compensation:
Cost of revenues:
Software products and services	$664	$665	$669	$645	$671	$654	$625	$600
Drug discovery	$538	$573	$691	$490	$585	$580	$765	$699
Research and development	$4,152	$4,218	$4,228	$4,066	$4,070	$4,101	$3,807	$3,514
Sales and marketing	$988	$971	$968	$974	$935	$914	$941	$851
General and administrative	$6,137	$5,971	$6,252	$6,043	$6,272	$6,405	$5,635	$5,217
Total stock-based compensation expense	$12,479	$12,398	$12,808	$12,218	$12,533	$12,654	$11,773	$10,881

Depreciation and Amortization:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024	2023	2023	2023	2023
	(in thousands)
Depreciation and amortization:
Cost of revenues:
Software products and services	$130	$135	$120	$122	$124	$109	$101	$112
Drug discovery	$181	$158	$108	$120	$83	$110	$130	$116
Research and development	$897	$878	$793	$780	$710	$591	$525	$518
Sales and marketing	$159	$174	$169	$165	$151	$172	$141	$140
General and administrative	$266	$262	$264	$278	$286	$291	$268	$874
Total depreciation and amortization expense	$1,633	$1,607	$1,454	$1,465	$1,354	$1,273	$1,165	$1,760
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
Segment Information
See Note 14 – Segment Reporting in our audited consolidated financial statements for additional information regarding our segments.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $525.5 million.
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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. As of December 31, 2024, 323,085 shares of common stock, were sold under the ATM for total net proceeds of $8.7 million and gross proceeds of $8.9 million, before deducting sales agent commissions. As of December 31, 2024, we had $241.1 million of common stock remaining available for sale under the ATM.
As of December 31, 2024, we had cash, cash equivalents, restricted cash, and marketable securities of $367.5 million. In January 2025, we received the upfront payment of $150.0 million from Novartis in connection with entering into our research collaboration and license agreement with Novartis.
We believe our existing cash, cash equivalents, and marketable securities as of December 31, 2024, together with the upfront payment we received from Novartis, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of December 31, 2024 include lease obligations of $177.5 million, consisting of our continuing rent obligations through December 2037, primarily for our office located in New York, New York for $136.0 million, which expires in December 2037. In addition, see Note 6 – Commitments and Contingencies to our consolidated financial statements appearing in Item 8 of this Annual Report for more information relating to our operating lease obligations.
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
We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements. See Note 2 – Significant Accounting Policies to our audited consolidated financial statements appearing in Item 8 of this Annual Report for more information relating to our royalty obligations.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(157,368)	$(136,733)
Net cash provided by investing activities	148,836	193,034
Net cash provided by financing activities	10,123	9,048
Net increase in cash and cash equivalents and restricted cash	$1,591	$65,349
Operating activities
During the year ended December 31, 2024, operating activities used approximately $157.4 million of cash, primarily due to a net loss of $187.1 million, which included changes to our operating assets and liabilities of $13.1 million, a $5.7 million non-cash gain on changes in fair value, and $1.4 million of non-cash operating expenses, depreciation and investment accretion costs. These items were partially offset by $49.9 million of stock-based compensation.
During the year ended December 31, 2023, operating activities used approximately $136.7 million of cash, due to a $147.2 million gain from equity investments, of which the cash received is included in investing activities, $53.5 million of non-cash gain on changes in fair value, $22.4 million in changes in our operating assets and liabilities, and $2.1 million of non-cash operating expenses. These items were offset by a net income of $40.7 million, including depreciation and investment accretion costs and $47.8 million in stock-based compensation.

Investing activities
During the year ended December 31, 2024, investing activities provided approximately $148.8 million of cash, consisting of $110.4 million provided by marketable securities maturities, net of purchases, and $48.8 million primarily provided by the disposition of equity investments. These items were partially offset by $7.3 million in cash used for purchases of property and equipment and $3.1 million primarily used for purchases of our equity investment in Ajax Therapeutics, Inc.
During the year ended December 31, 2023, investing activities provided approximately $193.0 million of cash, consisting of $147.2 million cash distributions received, on account of our equity investment in Nimbus, from Nimbus in connection with Takeda’s acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and $63.3 million provided by marketable securities maturities, net of purchases. These items were partially offset by $13.4 million in cash used for purchases of property and equipment, and $4.1 million used for purchases of our equity investment in Structure Therapeutics.
Financing activities
During the year ended December 31, 2024, financing activities provided approximately $10.1 million of cash, consisting of $8.7 million attributable to net proceeds received from the ATM and $1.4 million attributable to proceeds received from stock option exercises.
During the year ended December 31, 2023, financing activities provided approximately $9.0 million of cash, primarily attributable to proceeds from stock option exercises.
Seasonality
Generally, the first and fourth quarter of each year have been our largest quarters for software products and services revenue, primarily due to the timing of customer renewals of on-premise software arrangements, for which revenue is recognized at a single point in time. Seasonality has been a less significant factor for our hosted software arrangements, for which revenue is recognized ratably over time. Seasonality has not been a factor for our drug discovery revenues. Historical seasonality may not be indicative of future periods.
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
Significant management judgment is applied to determine the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the identification of performance obligations and allocation of the transaction price to the performance obligations using their standalone selling price, or SSP, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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
At the inception of each arrangement that includes research, development, or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as certain regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on an SSP basis consistent with the allocation objectives of Topic 606, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which may affect license, collaboration, and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a risk that we may not earn all of the milestone payments from each of our collaborators. We recognized $14.1 million and $27.7 million from drug discovery milestones for the years ended December 31, 2024 and 2023, respectively.
Software performance obligations and transaction price allocation: At contract inception, we assess the goods or services promised within each contract that falls under the scope of Topic 606 to identify distinct performance obligations, which requires the most difficult, subjective, and complex judgments based on the nature of each transaction. We allocate the transaction price to each distinct performance obligation on an SSP basis. We determine the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. We typically have more than one SSP for individual software license performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, we may use information such as the size and geographic region of the customer in determining the SSP. We may also estimate SSP based on management judgment by considering available data such as internal cost and margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. We establish SSP ranges for our products and services and reassess them periodically. The determination of SSP required significant management judgment.
Collaboration agreement performance obligations, transaction price allocation, and measurement of progress: At the inception of each arrangement, we utilize judgment to assess the nature of the performance obligations to determine whether they are distinct or a single combined performance obligation. We allocate the transaction price to each performance obligation based on the relative SSP of each performance obligation at inception. We determine the SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant judgment is used to determine the inputs for total costs to perform the research activities, which may include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed by third-parties to complete the research plan. Revenue is recognized on a proportional performance basis over the period of service, using input-based measurements to estimate the performance. Changes to these assumptions may have a material effect on the amount and timing of revenue recognized. We recognized revenue of $8.3 million and $25.1 million related to collaboration agreements with proportional performance measurement for the years ended December 31, 2024 and 2023, respectively.
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
We are also exposed to market risk related to changes in foreign currency exchange rates. We maintain bank accounts denominated in Japanese yen, British pound sterling, Indian rupee, European Union euro, and Korean Republic won to accommodate deposits of amounts due from certain customers. We also contract with certain vendors that are located outside of the United States whose invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. Our hedging activity related to our foreign currency exchange rate risk is immaterial. Our cash balances and outstanding vendor invoices denominated in foreign currencies were not material as of December 31, 2024 and 2023, and our market risk associated with foreign currency exchange rates was deemed insignificant. An immediate 10% change in foreign exchange rates would not have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Schrödinger, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Schrödinger, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Identification of performance obligations in complex or unusual revenue arrangements
As discussed in Notes 3(a) and 3(b) to the consolidated financial statements, the Company reported on-premise software revenue of $104,020 thousand, hosted software revenue of $35,253 thousand, software contribution revenue of $8,016 thousand, and drug discovery services revenue of $25,143 thousand for the year ended December 31, 2024. As discussed in Note 3(d), the Company’s contracts with customers often include promises to transfer multiple products and services. At contract inception, the Company assesses the products and services promised within each contract to determine distinct performance obligations that should be accounted for separately.
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
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Schrödinger, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Schrödinger, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Portland, Oregon
February 26, 2025

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

Assets	December 31, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$147,326	$155,315
Restricted cash	15,331	5,751
Marketable securities	204,798	307,688
Accounts receivable, net of allowance for doubtful accounts of $210 and $220	235,692	65,992
Unbilled and other receivables, net of allowance for unbilled receivables of $100 and $100	19,641	23,124
Prepaid expenses	12,205	9,926
Total current assets	634,993	567,796
Property and equipment, net	24,196	23,325
Equity investments	43,208	83,251
Goodwill	4,791	4,791
Right of use assets - operating leases	111,883	117,778
Other assets	4,155	6,014
Total assets	$823,226	$802,955
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,666	$16,815
Accrued payroll, taxes, and benefits	42,110	31,763
Deferred revenue	111,944	56,231
Lease liabilities - operating leases	16,755	16,868
Other accrued liabilities	10,272	11,996
Total current liabilities	191,747	133,673
Deferred revenue, long-term	108,814	9,043
Lease liabilities - operating leases, long-term	101,074	111,014
Other liabilities, long-term	146	667
Total liabilities	401,781	254,397
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 63,710,409 and 62,977,316 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	637	630
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	92	92
Additional paid-in capital	946,037	885,973
Accumulated deficit	(525,541)	(338,418)
Accumulated other comprehensive income	220	281
Total stockholders' equity	421,445	548,558
Total liabilities and stockholders' equity	$823,226	$802,955
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Software products and services	$180,365	$159,124	$135,578
Drug discovery	27,174	57,542	45,377
Total revenues	207,539	216,666	180,955
Cost of revenues:
Software products and services	36,900	29,514	29,576
Drug discovery	38,556	46,460	50,357
Total cost of revenues	75,456	75,974	79,933
Gross profit	132,083	140,692	101,022
Operating expenses:
Research and development	201,785	181,766	126,372
Sales and marketing	39,917	37,226	30,642
General and administrative	99,677	99,148	90,825
Total operating expenses	341,379	318,140	247,839
Loss from operations	(209,296)	(177,448)	(146,817)
Other income (expense)
Gain on equity investments	—	147,213	11,825
Change in fair value	5,683	53,461	(18,084)
Other income	17,902	19,693	3,953
Total other income (expense)	23,585	220,367	(2,306)
(Loss) income before income taxes	(185,711)	42,919	(149,123)
Income tax expense	1,412	2,199	63
Net (loss) income	$(187,123)	$40,720	$(149,186)
Net (loss) income per share attributable to common and limited common stockholders, basic:	$(2.57)	$0.57	$(2.10)
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	72,670,295	71,776,301	71,173,419
Net (loss) income per share of common and limited common stockholders, diluted:	$(2.57)	$0.54	$(2.10)
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	72,670,295	74,986,816	71,173,419
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net (loss) income attributable to common and limited common stockholders	$(187,123)	$40,720	$(149,186)
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(61)	2,663	(1,731)
Comprehensive (loss) income	$(187,184)	$43,383	$(150,917)
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	equity
Balance at December 31, 2021	61,834,515	$618	9,164,193	$92	$786,964	$(229,952)	$(651)	$557,071
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(1,731)	(1,731)
Issuances of common stock upon stock option exercises	329,224	4	—	—	2,106	—	—	2,110
Stock-based compensation	—	—	—	—	39,630	—	—	39,630
Net loss	—	—	—	—	—	(149,186)	—	(149,186)
Balance at December 31, 2022	62,163,739	622	9,164,193	92	828,700	(379,138)	(2,382)	447,894
Reclassification of non-controlling interest	—	—	—	—	—	—	—	—
Change in unrealized gain on marketable securities	—	—	—	—	—	—	2,663	2,663
Issuances of common stock upon stock option exercises	800,336	8	—	—	9,432	—	—	9,440
Issuance of common stock upon vesting of RSUs	13,241	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	47,841	—	—	47,841
Net income	—	—	—	—	—	40,720	—	40,720
Balance at December 31, 2023	62,977,316	630	9,164,193	92	885,973	(338,418)	281	548,558
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(61)	(61)
Issuances of common stock upon stock option exercises	169,820	2	—	—	1,486	—	—	1,488
Issuance of common stock upon vesting of RSUs and PRSUs	240,188	2	—	—	—	—	—	2
Issuance of common stock in ATM offering, net	323,085	3	—	—	8,675	—	—	8,678
Stock-based compensation	—	—	—	—	49,903	—	—	49,903
Net loss	—	—	—	—	—	(187,123)	—	(187,123)
Balance at December 31, 2024	63,710,409	$637	9,164,193	$92	$946,037	$(525,541)	$220	$421,445
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(187,123)	$40,720	$(149,186)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on equity investments	—	(147,213)	(11,825)
Changes in fair value	(5,683)	(53,461)	18,084
Depreciation and amortization	6,159	5,552	4,344
Stock-based compensation	49,903	47,841	39,630
Noncash investment (accretion) amortization	(7,592)	(7,761)	629
Loss on disposal of property and equipment	8	142	19
(Increase) decrease in assets, net of acquisition:
Accounts receivable, net	(169,700)	(10,039)	(23,697)
Unbilled and other receivables	3,483	(9,987)	(4,253)
Reduction in the carrying amount of right of use assets - operating leases	8,942	7,766	7,287
Prepaid expenses and other assets	(3,482)	(8,462)	(7,067)
(Decrease) increase in liabilities, net of acquisition:
Accounts payable	(6,119)	7,321	1,179
Accrued payroll, taxes, and benefits	10,347	6,881	6,477
Deferred revenue	155,484	(18,256)	(1,903)
Lease liabilities - operating leases	(10,053)	(3,694)	1,900
Other accrued liabilities	(1,942)	5,917	(1,301)
Net cash used in operating activities	(157,368)	(136,733)	(119,683)
Cash flows from investing activities:
Purchases of property and equipment	(7,311)	(13,403)	(8,014)
Purchases of equity investments	(3,072)	(4,125)	(600)
Distribution from equity investment	—	147,213	11,825
Proceeds from disposition and sale of equity investments	48,798	—	—
Acquisition, net of acquired cash	—	—	(6,427)
Purchases of marketable securities	(251,339)	(320,624)	(271,472)
Proceeds from maturity of marketable securities	361,760	383,973	364,711
Net cash provided by investing activities	148,836	193,034	90,023
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	1,490	9,440	2,110
Payment of offering costs	(177)	(373)	—
Issuance of common stock in ATM offering	8,868	—	—
Principal payments on finance leases	(58)	(19)	—
Net cash provided by financing activities	10,123	9,048	2,110
Net increase (decrease) in cash and cash equivalents and restricted cash	1,591	65,349	(27,550)
Cash and cash equivalents and restricted cash, beginning of year	161,066	95,717	123,267
Cash and cash equivalents and restricted cash, end of year	$162,657	$161,066	$95,717

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$1,080	$2,828	$787
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	162	192	169
Purchases of property and equipment in accrued liabilities	157	457	293
Acquisition of right of use assets - operating leases, contingency resolution	2,848	514	1,513
Acquisition of right of use assets - operating leases	—	15,085	34,763
Acquisition of lease liabilities - operating leases	—	15,085	34,430
Acquisition of right of use assets in exchange for lease liabilities - finance leases	—	279	—
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2024, 2023, and 2022
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
(2)    Significant Accounting Policies
(a)    Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, Segment Reporting (Topic 280) — Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This standard is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this new standard for the year ended December 31, 2024 with no material impact on its consolidated financial statements.
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
(d)    Cash and Cash Equivalents and Marketable Securities and Restricted Cash
Included in cash and cash equivalents were cash equivalents of $102,054 and $85,497 as of December 31, 2024 and 2023, respectively, which consisted of money market funds and certificates of deposit, and are stated at cost, which approximates market value. The Company classifies all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company classifies all marketable securities, which consist of fixed income securities, as available for sale securities.
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
(e)    Accounts Receivable
Accounts receivable are stated at original invoice amount less an allowance for doubtful accounts. Management estimates the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Account balances are considered delinquent if payment is not received by the due date. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off is recorded when received. Changes in the balance of accounts deemed uncollectible were deemed immaterial as of December 31, 2024 and 2023. Interest is not charged on accounts receivable.
(f)    Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.
(g)    Property and Equipment
Property and equipment are stated at cost. The Company did not capitalize any interest during 2024 and 2023. Maintenance and repairs are expensed as incurred.
Depreciation is calculated using the straight‑line method over the estimated useful lives of the assets, which range from 3 to 10 years. Amortization of leasehold improvements is calculated using the straight‑line method over the remaining life of the lease or the useful life of the asset, whichever is shorter.
Property and equipment are reviewed for impairment as discussed below under "Accounting for the Impairment of Long‑Lived Assets."
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
The Company tests its goodwill for impairment on October 1 of each year. In 2024, the Company evaluated its goodwill using a qualitative process. If the qualitative factors determine that it is more likely than not that the fair value exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, the Company would further evaluate for potential impairment. This qualitative assessment indicated that it was more likely than not the Company's reporting unit’s fair value exceeded its carrying value. No impairment of goodwill was recognized for the years ended December 31, 2024, 2023, and 2022.
(i)    Accounting for the Impairment of Long‑Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, depending on the nature of the asset. No impairment was identified for the years ended December 31, 2024, 2023, and 2022.
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
As of December 31, 2024, one customer accounted for 68% of total accounts receivable. As of December 31, 2023, two customers accounted for 15% and 11% of total accounts receivable, respectively. As of December 31, 2024, three customers accounted for 33%, 23%, and 16% of total contract assets, respectively. As of December 31, 2023, two customers accounted for 42% and 22% of total contract assets, respectively. For the year ended December 31, 2024, one customer accounted for 10% of total revenues. For the year ended December 31, 2023, two customers accounted for 26% and 11% of total revenues, respectively. For the year ended December 31, 2022, one customer accounted for 16% of total revenues.
(l)    Royalties
Royalties represent a component of cost of revenues and consist of royalties paid to owners of intellectual property used in or bundled with the Company’s software. Generally, royalties are incurred and recorded at the time a customer enters into a binding purchase agreement, although some royalty agreements are based instead on cash collections. Royalty expense was $9,342, $13,349, and $9,191 for the years ended December 31, 2024, 2023, and 2022, respectively.
(m)    Software Development Costs
Costs to develop new software products and substantial enhancements to existing software products are expensed as incurred. Historically, the Company has not capitalized any software development costs because the software development process was essentially completed concurrent with the establishment of technological feasibility.
(n)    Research and Development and Advertising
Research and development and advertising costs are expensed as incurred. The Company did not incur any significant advertising costs in 2024, 2023, and 2022.

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
(p)    Commissions
Commissions represent a component of sales and marketing expense and consist of the variable compensation paid to the Company’s sales representatives. Generally, sales commissions are earned and recorded as expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales representatives are recoverable only in the case that the Company cannot collect against any invoiced fee associated with a sales order. Commission expense was $1,803, $1,636, and $2,291 in 2024, 2023, and 2022, respectively.
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
The Company recognizes the benefit of a tax position in the consolidated financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Interest and penalties accrued on unrecognized tax benefits are included within income tax expense in the consolidated financial statements.
(r)    Comprehensive (Loss) Income
Comprehensive (loss) income includes net (loss) income and changes in equity related to changes in unrealized gains or losses on marketable securities.
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
For further information regarding the Company’s equity investments, see Note 5, Fair Value Measurements and Note 11, Equity Investments.
(t)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Year Ended December 31,
	2024	2023	2022
Software products and services – point in time	51.4%	49.1%	47.3%
Software products and services – over time	35.5	24.3	27.6
Drug Discovery – point in time	6.8	12.7	8.8
Drug Discovery – over time	6.3	13.9	16.3
(a)    Software Products and Services
The Company enters into contracts that can include various combinations of licenses, products and services, most of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price ("SSP") basis. Revenue is recognized net of any sale and value-added taxes collected from customers and subsequently remitted to governmental authorities.
The Company's software business derives revenue from five sources: (i) on-premise software license fees, (ii) hosted software subscription fees, (iii) software maintenance fees, (iv) professional services fees, and (v) contributions.
On-premise software. The Company's on-premise software license arrangements grant customers the right to use its software on their own in-house servers or their own cloud instances for a specified term, typically for one year, though in recent years, the Company has entered into a small number of large multi-year on-premise software license agreements. The Company recognizes revenue for on-premise software license fees upfront, either upon transfer of control of the license or the effective date of the agreement, whichever is later. In instances where the timing of the transfer of control differs from the timing of invoicing, the Company considers whether a significant financing component exists. The Company has elected the practical expedient to not assess for significant financing where the term is less than one year. The Company's updates and upgrades are not integral to maintaining the utility of the software licenses. Payments typically are received upfront or annually.
Hosted software. Hosted software revenue consists primarily of fees to provide the Company's customers with hosted licenses, which allows these customers to access the Company's cloud-based software solution on their own hardware without taking control of the licenses, and is recognized ratably over the term of the arrangement, which is typically one year, though in recent years, the Company has entered into a small number of large multi-year hosted software license agreements. When a customer enters into a hosted arrangement for which revenue is recognized over time, the amount paid upfront that is not recognized in the current period is included in deferred revenue in the Company's statement of financial position until the period in which it is recognized.
Software maintenance. Software maintenance includes technical support, updates, and upgrades related to the Company's on-premise software licenses. Software maintenance revenue is recognized ratably over the term of the arrangement. Software maintenance activities are performed in connection with the use of the Company's on-premise software.
Professional services. Professional services include training, technical setup, installation or assisting customers with modeling services, where the Company uses its software to perform tasks such as virtual screening on behalf of the Company’s customers. These services are generally not related to the core functionality of the Company's software and are recognized as revenue when resources are consumed.
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements with Gates Ventures, LLC and the Bill & Melinda Gates Foundation. The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced, in accordance with ASC Topic 958, Not-for-Profit Entities ("Topic 958"), as the agreement is not an exchange transaction.
The agreement with Gates Ventures, LLC initially covered the period from June 23, 2020 through June 22, 2023 for total consideration of up to $3,000. The agreement was then extended through August 13, 2026 and provides for total additional consideration of up to $6,000. The Company recognized revenue of $2,000, $1,800, and $1,000 related to these agreements during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024, the Company had no deferred revenue balance related to this agreement. As of December 31, 2024 and 2023, the Company had no accounts receivable related to this agreement.
In July 2024, the Company entered into a one-year agreement with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. In November 2024, the Company and the Bill & Melinda Gates Foundation entered into an amendment to the agreement to expand the original term of the agreement to April 30, 2026 and provide supplemental funds on terms similar to the original agreement. Revenue is recognized as conditions are met and on a cost reimbursement basis in accordance with Topic 958. The Company recognized revenue of $6,016 related to these agreements during the year ended December 31, 2024. As of December 31, 2024, the Company had a $8,484 deferred revenue balance related to these agreements. As of December 31, 2024, the Company had no accounts receivable related to these agreements.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Year Ended December 31,
	2024	2023	2022
On-premise software	$104,020	$104,511	$84,487
Hosted software	35,253	20,381	14,890
Software maintenance	23,279	23,066	19,996
Professional services	9,797	9,366	15,205
Revenue from contracts with customers	172,349	157,324	134,578
Software contribution	8,016	1,800	1,000
Total software revenue	$180,365	$159,124	$135,578
(b)    Drug Discovery
Drug discovery services. Revenue from drug discovery and collaboration services contracts includes revenue from research services and the achievement of milestones.
Research services revenue is generally recognized over time, typically by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input method based on the services promised to the customer, such as costs incurred and hours expended. This method of recognizing revenue requires the Company to make estimates of the work required to complete the performance obligation in order to determine the progress towards completion. Payments for research services are generally due upfront at the start of a contract or periodically through the contract term.
In addition, the Company is generally entitled to receive variable consideration as certain milestones are achieved. The Company estimates the amount of variable consideration using the most likely amount method. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable or the event is outside of the Company's control, the Company constrains (reduces) variable consideration to exclude the milestone payment until it is deemed probable of being achieved or the event occurs. Upon removal of the constraint on variable consideration, revenue may be recognized at a point in time or over time by applying the allocation guidance of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606").
As of December 31, 2024, there were no milestones not yet achieved that were determined to be probable of achievement. As of December 31, 2023 and 2022, milestones not yet achieved that were determined to be probable of achievement totaled $350 and $4,000, respectively, and $350 and $3,939 of those milestones were recognized as revenue for the years ended December 31, 2023, and 2022, respectively.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women's health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill & Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that expires in October 2025. Revenue is recognized as costs are incurred in accordance with Topic 958. As of December 31, 2024 and 2023, the Company had deferred revenue balances related to these agreements of $949 and $1,581, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Year Ended December 31,
	2024	2023	2022
Drug discovery services revenue from contracts with customers	$25,143	$54,720	$43,427
Drug discovery contribution	2,031	2,822	1,950
Total drug discovery revenue	$27,174	$57,542	$45,377
(c)    Collaboration and License Agreement
Bristol Myers-Squibb. On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement, as amended, as of December 31, 2024.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company is solely responsible for the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront payment of $55.0 million in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of December 31, 2024 the Company is eligible to receive up to $482.0 million in total milestone payments related to the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of December 31, 2024, the Company has recognized $32.0 million in revenue related to milestones under this agreement.
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
The Company determined that the transaction price at the onset of the agreement was $55.0 million. Additional consideration to be paid to the Company upon the achievement of future milestone payments was excluded from the transaction price as they represent milestone payments that were not considered probable as of the inception date such that there is not a significant risk of revenue reversal.
The Company has allocated the transaction price of $55.0 million to each performance obligation based on the SSP of each performance obligation at inception. The Company determined the estimated SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.
Revenue associated with the research activities is recognized on a proportional performance basis over the period of service for research activities, using input-based measurements of total costs of research incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.
During the years ended December 31, 2024, 2023, and 2022, the Company recognized $10.8 million, $43.2 million, and $22.1 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of December 31, 2024 and 2023, there was $5.9 million and $7.3 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed. As of December 31, 2024 and 2023, the Company had no outstanding receivables for this collaboration.
Novartis. On November 11, 2024, the Company entered into a research collaboration and license agreement with Novartis Pharma AG ("Novartis"), pursuant to which the Company and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. The Company also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to the Company’s computational predictive modeling technology and enterprise informatics platform. Under Topic 606, the research collaboration and license agreement as well as the three-year software agreement ("the agreements") are collectively accounted for as a single contract.
Under the terms of the research collaboration and license agreement, once a development candidate has been identified, Novartis will be solely responsible for the further development, manufacturing and commercialization of such development candidate.
Novartis agreed to pay the Company an initial upfront payment of $150.0 million under the terms of the research collaboration and license agreement, and the Company will be eligible to eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. As of December 31, 2024, no revenue has been recognized related to milestones under this agreement.
The Company assessed the research collaboration and license agreement in accordance with Topic 606 and concluded that Novartis is a customer based on the agreement structure. The promises identified by the Company include research activities for each program under the agreement, a license grant for the underlying intellectual property, and software licenses and services. The Company determined that the license grant for intellectual property is not separable from the research activities, as the research activities are expected to significantly modify or enhance the license grant over the period of service, and therefore are not distinct in the context of the contract. Software licenses and services provided under the agreement are considered distinct and are accounted for as separate performance obligations in accordance with Topic 606.
The Company has allocated the transaction price for the agreements to each performance obligation based on the SSP of each performance obligation at inception. The Company determined the estimated SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.
Revenue associated with the research activities is recognized on a proportional performance basis over the period of service for research activities, using input-based measurements of total costs of research incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.
During the year ended December 31, 2024, the Company recognized $0.6 million of revenue associated with the research collaboration and license agreement. As of December 31, 2024, there was $116.7 million of deferred revenue, net of contract assets, related to the agreements, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of December 31, 2024, the Company had $150.0 million outstanding receivables for this collaboration.
(d)    Significant Judgments
Significant judgments and estimates are required under Topic 606. Due to the complexity of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.
The Company's contracts with customers often include but are not limited to promises to transfer multiple software products and services, including training, professional services, technical support services, and rights to unspecified updates, as well as collaborative research services, licenses to intellectual properties, and customer options. Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or are not distinct and therefore should be accounted for together, requires significant judgment. In some arrangements, such as most of the Company's term-based software license arrangements, may include multiple software licenses, a right to updates or upgrades to the licensed software products, and technical support. The Company has concluded that such promised licenses and services are separate distinct performance obligations. In other arrangements, including collaboration services arrangements, the licenses and certain services may not be distinct from each other.
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
Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a standalone basis, so the Company is required to estimate the range of SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not sell the license, product, or service separately, the Company determines the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. The Company typically has more than one SSP for individual software license performance obligations due to the stratification of those items by volume of sales, classes of customers and other relevant circumstances. In these instances, the Company may use information such as the size and geographic region of the customer in determining the SSP. Professional service revenue is recognized as costs and hours are incurred, and judgment is required in estimating both the project status and the costs incurred or hours expended.
If a group of agreements are so closely related to each other that they are, in effect, part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. The Company's judgments about whether a group of contracts comprises a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.
Judgment is required to determine the total costs to perform research activities, which include the length of time required, the internal hours expected to be incurred on the services, and the number and costs of various studies that may be performed by third parties to complete the research plan.
Generally, the Company has not experienced significant returns or refunds to customers.
The Company's estimates related to revenue recognition may require significant judgment and a change in these estimates could have an effect on the Company's results of operations during the periods involved.
(e)    Contract Balances
The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in receivables, contract assets, or contract liabilities (deferred revenue) on the consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to invoicing. A deferred revenue liability is recorded when revenue is expected to be recognized subsequent to invoicing. For the Company's time-based software agreements, customers are generally invoiced at the beginning of the arrangement for the entire term, though when the term spans multiple years the customers may be invoiced on an annual basis. For certain drug discovery agreements where the milestones are deemed probable in a period prior to when the milestone is achieved, the Company records a contract asset for the full value of the milestone.
Contract assets are included in unbilled and other receivables within the consolidated balance sheets and are transferred to receivables when the Company invoices the customer.
Contract balances were as follows:

	As of December 31, 2024	As of December 31, 2023
Contract assets	$16,564	$21,107
Deferred revenue, short-term:
Software products and services	75,660	44,218
Drug discovery	36,284	12,013
Deferred revenue, long-term:
Software products and services	14,393	2,407
Drug discovery	94,421	6,636
For the years ended December 31, 2024 and 2023, the Company recognized $53,438 and $64,120 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 51% of its December 31, 2024 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $59,519 as of December 31, 2024.

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
(4)    Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2024	2023
Computers and equipment	$23,527	$22,122
Leasehold improvements	3,693	3,787
Furniture and fixtures	6,876	6,230
Lab equipment	10,375	8,757
Right of use asset - finance leases	579	579
	45,050	41,475
Less accumulated depreciation	(20,854)	(18,150)
	$24,196	$23,325
Depreciation expense for 2024, 2023, and 2022 was $6,159, $4,965, and $3,831, respectively, and is included within cost of revenues and research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of December 31, 2024 and 2023. The following table presents information about the Company’s assets measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$162,657	$—	$—	$162,657
Marketable securities	—	204,798	—	204,798
Equity investments	36,202	—	—	36,202
Total	$198,859	$204,798	$—	$403,657

The following table presents information about the Company’s assets measured at fair value as of December 31, 2023:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$161,066	$—	$—	$161,066
Marketable securities	—	307,688	—	307,688
Equity investments	79,623	—	1,928	81,551
Total	$240,689	$307,688	$1,928	$550,305
The fair value of the Company’s investment in Nimbus Therapeutics, LLC (“Nimbus”), classified as Level 3 in the fair value hierarchy, was recorded as an equity method investment under Topic 323 using the hypothetical liquidated book value method (“HLBV method”) through June 30, 2023, as further described in Note 11, Equity Investments. Significant unobservable inputs used to determine Nimbus’ fair value under the HLBV method were the entity's annual financial statements and the Company’s liquidation preference. Following the dilution of the Company's investment in Nimbus during the year ended December 31, 2023, the fair value of the Company's investment was recorded under Topic 321 as a non-marketable equity security as the Company no longer exercises significant influence over Nimbus. This change in accounting method resulted in an unrealized gain of $1,928 and subsequent removal from the Level 3 fair value hierarchy table during the year ended December 31, 2024.
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value in the consolidated statements of operations. Realized gains arising from distributions receivable from the Company's equity investments are classified within gain on equity investments in the consolidated statements of operations.
For further information regarding the Company’s equity investments, see Note 11, Equity Investments.
(6)    Commitments and Contingencies
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of December 31, 2024, the remaining weighted average lease term for operating and finance leases was 11 years.

During the year ended December 31, 2024, operating lease right of use assets increased by $2,952 due to contingency resolutions associated with office leases.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the year ended December 31, 2024. Additional details of the Company's operating and finance leases are presented in the following table:

	Year Ended December 31,
	2024	2023	2022
Lease costs	$18,097	$16,769	$11,999
Cash paid for leases	17,718	12,263	3,275
Maturities of operating and finance lease liabilities as of December 31, 2024 under noncancelable leases were as follows:

Year ending December 31:
2025	$17,452
2026	17,136
2027	15,975
2028	14,939
2029	14,522
Thereafter	97,509
Total future minimum lease payments	177,533
Less: imputed interest	(59,506)
Present value of future minimum lease payments	118,027
Less: current portion of lease payments	16,878
Lease liabilities, long-term	$101,149
(b)    Legal Matters
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows.

(7)    Income Taxes
Income tax expense (benefit) is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(202)	$727	$(195)
State	352	509	(280)
Foreign	1,515	963	538
Current income tax expense	1,665	2,199	63
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(253)	—	—
Deferred income tax benefit	(253)	—	—
Income tax expense	$1,412	$2,199	$63
Components of (loss) income before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2024	2023	2022
United States	$(190,298)	$39,076	$(150,147)
Foreign	4,587	3,843	1,021
(Loss) income before income taxes	$(185,711)	$42,919	$(149,126)
Reconciliation of income tax expense at the applicable statutory income tax rates to the effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory federal income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefits	3.6	5.8	5.1
Section 162(m) limitation	—	1.2	(1.1)
Stock compensation	(1.8)	1.7	0.6
Return-to-provision adjustments	(1.5)	(3.3)	0.2
Research and development credit	4.8	(14.1)	3.1
Tax contingencies, net of reversals	(0.5)	1.4	(0.3)
Change in valuation allowance	(22.2)	(4.4)	(28.6)
Other	(4.2)	(4.2)	—
Effective income tax rate	(0.8)%	5.1%	—%
Income tax expense for the year ended December 31, 2024 represents the Company's income tax obligations in certain states and taxes in foreign jurisdictions in which it conducts business. Income tax expense for the years ended December 31, 2023 represents the Company's federal and certain state income tax obligations and taxes in foreign jurisdictions for which it conducts business. Income tax expense for the year ended December 31, 2022 represents the Company's income tax obligations in certain states and taxes in foreign jurisdictions in which it conducts business. As of December 31, 2024, the Company has a full valuation allowance on U.S. federal and state deferred tax assets.

The total change in valuation allowance for the year ended December 31, 2024 was $41,195, which was primarily due to temporary differences for capitalized research and development expenses and share based compensation, partially offset by adjustments to equity method investments.
Tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities were as follows:

	As of December 31,
	2024	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$51,542	$44,116	$67,758
Capitalized research and development	62,215	13,224	5,511
Accrued expenses	37,544	71,676	43,362
Deferred revenue	5,462	5,296	6,532
Lease liabilities	27,551	32,491	28,952
Credits	29,884	21,903	18,456
Gross deferred tax assets	214,198	188,706	170,571
Less valuation allowance	(177,226)	(136,031)	(137,957)
Net deferred tax assets	36,972	52,675	32,614
Deferred income tax liabilities:
Unrealized gain on equity investments	(7,284)	(18,553)	(4,439)
Prepaid expenses	(652)	(1,554)	(1,435)
Depreciation and amortization	(29,036)	(32,568)	(26,740)
Net deferred income tax assets	$—	$—	$—
As of December 31, 2024, the Company had federal and state net operating loss ("NOL") carryforwards of $204,474 and $129,490, respectively. The state NOL carryforwards will expire between 2025 and 2044, if not used by the Company to reduce income taxes payable in future periods. Utilization of post-2017 federal NOL carryforwards is limited to 80% of taxable income generated in a given year and carry forward indefinitely. As of December 31, 2024, the Company had federal orphan drug credits and federal research and development tax credit carryforwards of $31,294 and state research and development tax credit carryforwards of $2,736. The federal and state carryforwards, with the exception of $2,223 indefinite state credits will expire between 2025 and 2044, if not utilized.
Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2024 and determined no such ownership change has occurred in the periods presented.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations as the Company considers these earnings to be indefinitely reinvested. The determination of a hypothetical unrecognized deferred tax liability as of December 31, 2024 is not practicable because of the complexity and variety of assumptions necessary to compute the tax.

The Company classifies interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statement of operations. Following is a reconciliation of total gross unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
Balance, January 1	$2,742	$2,142	$1,702
Additions for tax positions taken in prior years	258	89	35
Reductions for tax positions taken in prior years	—	(4)	(24)
Additions for tax positions related to the current year	648	515	429
Balance, December 31	$3,648	$2,742	$2,142
The Company does not anticipate any significant increases or decreases in its uncertain tax positions within the next 12 months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of December 31, 2024, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2021 and 2020, respectively. NOL and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
(8)    Stockholders’ Equity
(a)    Common Stock
As of December 31, 2024, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8,691 and gross proceeds of $8,868, before deducting sales agent commissions. As of December 31, 2024, the Company had $241,132 of common stock remaining available for sale under the ATM.
(b)    Limited Common Stock
As of December 31, 2024, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to the same dividend rights as holders of common stock, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company's preferred stock, if any. Holders of the Company's limited common stock have the right to convert each share of limited common stock into one share of the Company's common stock.
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
(c)    Preferred Stock
As of December 31, 2024, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company's board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(9)    Stock-Based Compensation
Stock Incentive Plans
As of December 31, 2024, the Company's stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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
As of December 31, 2024, there were 6,391,224 shares available for grant under the Plans. The following table presents classification of stock-based compensation expense within the consolidated statements of operations:

	Year Ended December 31,
	2024	2023	2022
Cost of sales	$4,935	$5,177	$5,382
Research and development	16,662	15,493	11,816
Sales and marketing	3,902	3,639	2,818
General and administrative	24,404	23,532	19,614
Total stock-based compensation	$49,903	$47,841	$39,630
Restricted Stock Units
Each restricted stock unit ("RSU") represents the right to receive one share of the Company's common stock upon vesting. The fair value of RSUs granted by the Company was calculated based upon the Company's closing stock price on the date of the grant, and the stock-based compensation expense is recognized over the vesting period. RSUs generally vest over four years with 25% of the grants vesting at the end of the first year and the remaining vesting annually over the following three years.
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Beginning, January 1, 2024	773,814	$26.19
Granted	1,244,993	24.78
Vested	(231,188)	29.25
Forfeited	(105,071)	24.71
Balance, December 31, 2024	1,682,548	24.82
The weighted average grant date fair value for each RSU granted during the years ended December 31, 2024, 2023, and 2022 was $24.78, $26.09, and $26.86, respectively.
As of December 31, 2024, there was $32,264 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 2.90 years. During the years ended December 31, 2024 and 2023, 231,188 and 13,241 RSUs vested, respectively. The fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $5,822 and $355, respectively. No RSUs vested during year ended December 31, 2022.
Performance-Based Restricted Stock Units
In March 2024 and February 2023, the Company awarded performance-based restricted stock units ("PRSUs") under the 2022 Plan. Each PRSU represents a contingent right to receive one share of common stock upon the achievement of specified performance goals. The fair value of PRSUs granted by the Company was calculated based upon the Company's closing stock price on the date of the grant, and the stock-based compensation expense is recognized when the grant date is determined and performance conditions are probable of achievement. At the point when performance conditions are considered probable of achievement, the Company records stock-based compensation expense with a cumulative catch-up expense in the period first recognized and on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.
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
In August 2022, the Company awarded 90,000 PRSUs to an executive officer of which 30,150 PRSUs were considered granted under Topic 718 at the time the PRSUs were awarded. In March 2024 and 2023, of the 90,000 PRSUs awarded in August 2022, an additional 14,850 and 45,000 PRSUs were considered granted under Topic 718, respectively. During the year ended December 31, 2024, the Company's compensation committee determined the achievement of the awards set to vest upon the certification by the Company's compensation committee following the filing of the Company's

Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Of the 36,000 PRSUs that were eligible to vest, the Company's compensation committee determined that the applicable performance conditions had been met for 9,000 of the PRSUs, which vested during the year ended December 31, 2024, and that the applicable performance conditions had not been met for 27,000 PRSUs, which were forfeited during the year ended December 31, 2024. The remaining 54,000 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
Performance-based restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Beginning, January 1, 2024	116,945	$24.05
Granted	134,850	26.08
Vested	(9,000)	28.55
Forfeited	(54,000)	22.87
Balance, December 31, 2024	188,795	25.62
The weighted average grant date fair value for each PRSU granted during the years ended December 31, 2024, 2023, and 2022 was $26.08, $22.48, and $28.55, respectively. During the year ended December 31, 2024, 9,000 PRSUs vested. The fair value of PRSUs vested during the year ended December 31, 2024 was $241. No PRSUs vested during the years ended 2023 and 2022.
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
During the years ended December 31, 2024, 2023, and 2022, 169,820, 800,336, and 329,224 options under the Plans were exercised for total proceeds of $1,488, $9,440, and $2,110, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during the years ended December 31, 2024, 2023, and 2022 were calculated using an average of historical exercises. Estimated volatility for 2024, 2023, and 2022 incorporated a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.

Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Year Ended December 31,
	2024	2023	2022
Valuation assumptions
Expected dividend yield	—%	—%	—%
Expected volatility	65%	66%	57%
Expected term (years)	5.32	4.92	4.78
Risk-free interest rate	4.22%	3.77%	2.13%
Stock option activity was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Beginning, January 1, 2024	11,274,277	$30.06
Granted	1,264,176	25.19
Exercised	(169,820)	8.78
Forfeited	(226,832)	31.20
Expired	(220,648)	47.79
Balance, December 31, 2024	11,921,153	29.49	6.31	$30,996
Exercisable, December 31, 2024	8,873,733	30.14	5.65	$30,985
The weighted average grant date fair value per share of options granted during the years ended December 31, 2024, 2023, and 2022 was $14.88, $15.79, and $13.67, respectively. The intrinsic value of options exercised during the years ended December 31, 2024, 2023, and 2022 was $2,365, $16,213, and $6,548, respectively.
As of December 31, 2024, there was $40,480 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.07 years. The fair value of shares vested during the years ended December 31, 2024, 2023, and 2022 was $39,422, $46,877, and $43,559, respectively.

(10)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net (loss) income per share attributable to common and limited common stockholders for the years presented (in thousands, except for share and per share data):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income attributable to common and limited common stockholders	$(187,123)	$40,720	$(149,186)
Denominator:
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	72,670,295	71,776,301	71,173,419
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	—	3,210,515	—
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	72,670,295	74,986,816	71,173,419

Net (loss) income per share attributable to common and limited common stockholders, basic:	$(2.57)	$0.57	$(2.10)
Net (loss) income per share of common and limited common stockholders, diluted:	$(2.57)	$0.54	$(2.10)
Since the Company was in a loss position for the years ended December 31, 2024 and 2022, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive.
For the year ended December 31, 2023, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2024	2023	2022
Shares subject to outstanding common stock options and unvested RSUs	13,603,701	6,351,996	11,013,177
(11)    Equity Investments
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
As of December 31, 2024 and 2023, the carrying value of the Nimbus investment was $2,436 and $1,928, respectively. The Company has no obligation to fund Nimbus' losses in excess of its investment. During the year ended

December 31, 2024, the Company reported an unrealized gain of $508 on the Nimbus investment. During the year ended December 31, 2023, the company reported a realized gain of $147,213 on the Nimbus investment, which reflected the total cash distribution the Company received from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858, as well as an unrealized gain of $1,928 on the Nimbus investment due to the change in accounting method. The Company reported no gains or losses on the Nimbus investment during the year ended December 2022.
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
During the years ended December 31, 2024 and 2023, the Company reported a mark-to-market gain of $23,474 and $1,778, respectively, on the Morphic investment. During the year ended December 31, 2022, the Company reported a mark-to-market loss of $17,226 on the Morphic investment. As of December 31, 2024 and 2023, the carrying value of the Company's investment in Morphic was zero and $24,114, respectively.
(c)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. ("Ajax") for $1,700 in cash. In April 2024, the Company purchased 1,416,450 shares of Series C preferred stock of Ajax for $3,000 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. During the year ended December 31, 2024, the Company recorded an impairment loss of $202 on the Ajax investment. No gain or loss was recorded on the Ajax investment during the years ended December 31, 2023 and 2022.
As of December 31, 2024 and 2023, the carrying value of the Company's investment in Ajax was $4,498 and $1,700, respectively.
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
During the year ended December 31, 2024, the Company recorded a mark-to-market loss of $18,096 on the Structure Therapeutics investment. During the year ended December 31, 2023, the Company recorded a mark-to-market gain of $49,755 on the investment. During the year ended December 31, 2022, the Company recorded a loss of $858 on the Structure Therapeutics investment under the hypothetical liquidation book value method.
As of December 31, 2024 and 2023, the carrying value of the Company's investment in Structure Therapeutics was $36,202 and $55,509, respectively.
(12)    Employee Benefit Plan
The Company offers a 401(k) employee savings plan to its U.S.‑based employees. The Company made discretionary matching contributions equal to 100% of the first 4% of compensation contributed by employees for the years ended December 31, 2024, 2023, and 2022. Matching contributions during 2024, 2023, and 2022 were $4,478, $4,135, and $3,243, respectively.

(13)    Related Party Transactions
(a)    Board Member
For the years ended December 31, 2024, 2023, and 2022, the Company paid consulting fees of $428, $420, and $410, respectively, to a member of its board of directors.
(b)    Bill & Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill & Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for licenses and services provided by the Company under this grant were $111, $253, and $387 for the years ended December 31, 2024, 2023, and 2022, respectively.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $2,031, $2,822, and $1,949, respectively, in drug discovery contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of December 31, 2024 and 2023, restricted cash on hand related to the arrangement was $1,021 and $2,251, respectively.
For the year ended December 31, 2024, the Company recognized $6,016 in software contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. As of December 31, 2024, restricted cash on hand related to the arrangement was $8,606.
As of December 31, 2024 and 2023, the Company had no receivables due from the Bill & Melinda Gates Foundation related to any of these agreements.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The Company received $1,000 in contribution revenue in connection with its entry into an agreement with Gates Ventures, LLC annually from June 2020 to June 2022. In August 2023, the Company renewed the agreement with Gates Ventures, LLC and recognized $1,800 in contribution revenue upon extension of the agreement and $2,000 in contribution revenue upon the first anniversary of the extension. As of December 31, 2024 and 2023, the Company had no receivables due from Gates Ventures, LLC.
(14)    Segment Reporting
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
The CODM reviews segment performance and allocates resources based upon segment revenue and segment gross profit of the Software and Drug Discovery reportable segments. Segment gross profit is derived by deducting cost of sales from U.S. GAAP revenue. Cost of sales are expenditures made that are directly attributable to the reportable segment. These expenditures are allocated to the segments based on headcount or by expenses directly incurred to support the Software or Drug Discovery segments. The reportable segment expenditures include compensation, supplies, and services from contract research organizations.
Certain cost items are not allocated to the Company’s reportable segments. These cost items primarily consist of non-drug discovery program related compensation and general operational expenses associated with the Company’s research and development, sales and marketing, and general and administrative. These costs are incurred by both segments and due to the integrated nature of the Company’s Software and Drug Discovery segments, any allocation methodology would be subjective and may not provide meaningful analysis.
Segment revenue is primarily earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.

Presented below is financial information with respect to the Company’s reportable segments for the years presented:

	Year Ended December 31,
	2024	2023	2022
Segment revenues:
Software	$180,365	$159,124	$135,578
Drug discovery	27,174	57,542	45,377
Total segment revenues	207,539	216,666	180,955
Segment cost of revenues:
Software	36,900	29,514	29,576
Drug discovery	38,556	46,460	50,357
Total segment cost of revenues	75,456	75,974	79,933
Segment gross profit:
Software	143,465	129,610	106,002
Drug discovery	(11,382)	11,082	(4,980)
Total segment gross profit	132,083	140,692	101,022
Unallocated (expense) income:
Research and development	(201,785)	(181,766)	(126,372)
Sales and marketing	(39,917)	(37,226)	(30,642)
General and administrative	(99,677)	(99,148)	(90,825)
Gain on equity investments	—	147,213	11,825
Change in fair value	5,683	53,461	(18,084)
Other income	17,902	19,693	3,953
Income tax expense	(1,412)	(2,199)	(63)
Consolidated net (loss) income	$(187,123)	$40,720	$(149,186)
Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
	2024	2023	2022
United States	$114,869	$161,961	$123,556
APAC	25,802	24,569	21,680
EMEA	65,650	29,135	34,451
Rest of World	1,218	1,001	1,268
	$207,539	$216,666	$180,955

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2024. The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation of our disclosure controls and procedures as of December 31, 2024, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2024, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table describes, for the fourth quarter of 2024, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K):

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Shares of Common Stock
Robert Abel Executive Vice President, Chief Scientific Officer, Platform	Adoption (November 26, 2024)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 107,605 shares
Karen Akinsanya, President of R&D, Therapeutics	Adoption (December 17, 2024)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until December 31, 2025, or such earlier date upon which all transactions are completed or expire without execution	Up to 121,178 shares
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2024 pursuant to General Instruction G(3) of Form 10-K.
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
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2024 pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2024 pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2024 pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2025 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2024 pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(1)Financial Statements
The following documents are included in the pages herein and are filed as part of this Annual Report.
(2)Financial Statement Schedules
All financial statement schedules have been omitted because they are not applicable, not required, or the information required is shown in the consolidated financial statements or the notes thereto.
(3)Exhibits
The exhibits filed as part of this Annual Report are listed below.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended	10-Q	001-39206	3.1	7/31/2024
3.2	Amended and Restated Bylaws of Schrödinger, Inc.	8-K	001-39206	3.1	4/13/2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-235890	4.1	1/27/2020
4.2	Amended and Restated Share Exchange Agreement, dated January 24, 2020, by and between the Registrant and Bill & Melinda Gates Foundation Trust	S-1/A	333-235890	4.2	1/27/2020
4.3	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-39206	4.3	3/4/2021
10.1	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and the other parties thereto, as amended	10-K	001-39206	10.1	2/28/2024
10.2+	2010 Stock Plan, as amended	S-1	333-235890	10.2	1/10/2020
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Stock Plan	S-1	333-235890	10.3	1/10/2020
10.4+	2020 Equity Incentive Plan	S-1/A	333-235890	10.4	1/27/2020
10.5+	Form of Stock Option Agreement and Form of Restricted Stock Unit Agreement for U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.5	2/24/2022
10.6+	Form of Stock Option Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-Q	001-39206	10.2	11/12/2020

10.7+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.6	2/24/2022
10.8+	2020 Employee Stock Purchase Plan, as amended	10-Q	001-39206	10.4	7/31/2024
10.9+	Fifth Amended and Restated Director Compensation Policy	10-Q	001-39206	10.3	5/1/2024
10.10+	Senior Executive Incentive Compensation Plan	S-1	333-235890	10.8	1/10/2020
10.11+	Amended and Restated Executive Severance and Change in Control Benefits Plan, as amended	8-K	001-39206	10.2	8/18/2022
10.12+	Employment Agreement, dated May 11, 2010, by and between the Registrant and Ramy Farid	S-1	333-235890	10.10	1/10/2020
10.13+	Employment Agreement, dated August 16, 2022, by and between the Registrant and Geoffrey Porges	8-K	001-39206	10.1	8/18/2022
10.14+	Employment Agreement, dated March 17, 2003, by and between the Registrant and Jenny Herman	10-K	001-39206	10.15	2/28/2023
10.15+	Employment Agreement, dated May 14, 2018, by and between the Registrant and Karen Akinsanya	S-1	333-235890	10.14	1/10/2020
10.16+	Employment Agreement, dated April 27, 2010, by and between the Registrant and Yvonne Tran	S-1	333-235890	10.16	1/10/2020
10.17+	Employment Agreement, dated September 11, 2006, by and between the Registrant and Patrick Lorton	S-1	333-235890	10.17	1/10/2020
10.18+	Employment Agreement, dated March 9, 2009, by and between the Registrant and Robert Abel	S-1	333-235890	10.19	1/10/2020
10.19+	Employment Agreement, dated July 28, 2023, by and between the Registrant and Margaret Dugan	10-K	001-39206	10.19	2/28/2024
10.20+	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended	10-Q	001-39206	10.1	7/31/2024
10.21+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-235890	10.21	1/10/2020
10.22	Office Lease Agreement, dated April 5, 2021, by and between the Registrant and SPUSV5 1540 Broadway, LLC	8-K	001-39206	10.1	4/8/2021
10.23	First Amendment to Lease, dated May 19, 2022, by and between the Registrant and SPUSV5 1540 Broadway, LLC	10-Q	001-39206	10.1	8/4/2022
10.24	Second Amendment to Lease, dated June 13, 2024, by and between the Registrant and SPUSV5 1540 Broadway, LLC	10-Q	001-39206	10.2	7/31/2024
10.25	Lease, dated August 6, 2008, between One Main Place Portland – Oregon, Inc., Landlord, and Registrant, Tenant, as amended	S-1	333-235890	10.23	1/10/2020
10.26	Office Lease Amendment, dated May 6, 2021, by and between Registrant and MADISON-OFC ONE MAIN PLACE OR LLC	10-Q	001-39206	10.2	8/12/2021
10.27†	Agreement, dated as of May 5, 1994, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.24	1/10/2020
10.28†	Agreement, dated as of July 15, 1998, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.25	1/10/2020

10.29†	Agreement, dated as of September 2001, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC, as amended	S-1	333-235890	10.26	1/10/2020
10.30†	Agreement, dated as of June 19, 2003, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.27	1/10/2020
10.31†	Software and Patent License Agreement, dated May 27, 2008, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.28	1/10/2020
10.32†	Services Royalty Amendment, dated November 1, 2008, by and between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.29	1/10/2020
10.33†	Master License Agreement, dated as of September 11, 2024, by and between Schrödinger, LLC and The Trustees of Columbia University.	8-K	001-39206	10.1	9/12/2024
10.34+	Global Bonus Plan	S-1/A	333-235890	10.33	1/27/2020
10.35†	Independent Contractor Agreement, dated June 23, 2020, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.2	8/10/2020
10.36†	Amendment #1 to the Independent Contractor Agreement, dated August 14, 2023, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.1	11/1/2023
10.37+	2021 Inducement Equity Incentive Plan, as amended	10-Q	001-39206	10.4	11/3/2022
10.38+	Nonstatutory Stock Option Agreement under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.39	3/4/2021
10.39+	Form of Option Agreement for Non-U.S. Participants under the 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.3	8/4/2022
10.40+	Form of Restricted Stock Unit Agreement for U.S. Participants under 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.1	5/4/2023
10.41+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.2	5/4/2023
10.42+	Schrödinger, Inc. 2022 Equity Incentive Plan, as amended	10-Q	001-39206	10.3	7/31/2024
10.43+	Form of Option Agreement for U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.4	8/4/2022
10.44+	Form of Option Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.5	8/4/2022
10.45+	Form of Restricted Stock Unit Agreement for U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.6	8/4/2022
10.46+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.7	8/4/2022
10.47+	Amended and Restated Sales Agreement, dated as of February 28, 2024, by and between Schrödinger, Inc. and Leerink Partners LLC.	8-K	001-39206	1.1	2/29/2024

10.48†	Research Collaboration and License Agreement, dated as of November 11, 2024, by and between Schrödinger, Inc. and Novartis Pharma AG					X
19.1	Schrödinger, Inc. Global Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1+	Schrödinger, Inc. Clawback Policy	10-K	001-39206	97.1	2/28/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.					X

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Schrödinger, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHRÖDINGER, INC.

Date: February 26, 2025	By:	/s/ Ramy Farid

Ramy Farid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ramy Farid	President and Chief Executive Officer, Director	February 26, 2025
Ramy Farid, Ph.D.	(Principal Executive Officer)

/s/ Geoffrey Porges, MBBS	Executive Vice President and Chief Financial Officer	February 26, 2025
Geoffrey Porges	(Principal Financial Officer)

/s/ Jenny Herman	Senior Vice President, Finance and Corporate Controller	February 26, 2025
Jenny Herman	(Principal Accounting Officer)

/s/ Michael Lynton	Chairman of the Board	February 26, 2025
Michael Lynton

/s/ Jeffrey Chodakewitz	Director	February 26, 2025
Jeffrey Chodakewitz, M.D.

/s/ Richard Friesner	Director	February 26, 2025
Richard Friesner, Ph.D.

/s/ Gary Ginsberg	Director	February 26, 2025
Gary Ginsberg

/s/ Rosana Kapeller-Libermann	Director	February 26, 2025
Rosana Kapeller-Libermann, M.D., Ph.D.

/s/ Arun Oberoi	Director	February 26, 2025
Arun Oberoi

/s/ Gary Sender	Director	February 26, 2025
Gary Sender

/s/ Nancy Thornberry	Director	February 26, 2025
Nancy Thornberry