Form 10-Q
period 2025-03-31
Schrodinger, Inc.
filed 2025-05-07
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the registrant had 64,212,693 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
•our plans to submit investigational new drug applications to the U.S. Food and Drug Administration, or FDA, for our proprietary drug discovery programs;
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
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel; and
•the potential impact of geopolitical and global economic developments, including tariffs and trade restrictions, and public health epidemics or pandemics.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report, particularly in “Risk Factor Summary” and Part II, Item 1A. “Risk Factors” below, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, in-licensing arrangements, joint ventures, or investments we may make or enter into.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$325,997	$147,326
Restricted cash	11,764	15,331
Marketable securities	174,301	204,798
Accounts receivable, net of allowance for doubtful accounts of $210 and $210	20,347	235,692
Unbilled and other receivables, net of allowance for unbilled receivables of $120 and $100	25,973	19,641
Prepaid expenses	12,562	12,205
Total current assets	570,944	634,993
Property and equipment, net	22,937	24,196
Equity investments	30,113	43,208
Goodwill	4,791	4,791
Right of use assets - operating leases	109,661	111,883
Other assets	4,586	4,155
Total assets	$743,032	$823,226
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$11,861	$10,666
Accrued payroll, taxes, and benefits	21,494	42,110
Deferred revenue	105,458	111,944
Lease liabilities - operating leases	16,755	16,755
Other accrued liabilities	9,904	10,272
Total current liabilities	165,472	191,747
Deferred revenue, long-term	104,496	108,814
Lease liabilities - operating leases, long-term	99,405	101,074
Other liabilities, long-term	155	146
Total liabilities	369,528	401,781
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 64,179,002 and 63,710,409 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	642	637
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	92	92
Additional paid-in capital	958,029	946,037
Accumulated deficit	(585,349)	(525,541)
Accumulated other comprehensive income	90	220
Total stockholders' equity	373,504	421,445
Total liabilities and stockholders' equity	$743,032	$823,226
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Software products and services	$48,816	$33,415
Drug discovery	10,735	3,183
Total revenues	59,551	36,598
Cost of revenues:
Software products and services	13,522	7,976
Drug discovery	14,905	9,732
Total cost of revenues	28,427	17,708
Gross profit	31,124	18,890
Operating expenses:
Research and development	45,844	50,611
Sales and marketing	10,367	10,171
General and administrative	25,802	25,541
Total operating expenses	82,013	86,323
Loss from operations	(50,889)	(67,433)
Other (expense) income:
Gain on equity investments	—	—
Change in fair value of equity investments	(13,095)	8,137
Other income	4,204	5,028
Total other (expense) income	(8,891)	13,165
Loss before income taxes	(59,780)	(54,268)
Income tax expense	28	456
Net loss	$(59,808)	$(54,724)
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.82)	$(0.76)
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	73,057,916	72,291,134
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(59,808)	$(54,724)
Changes in market value of investments, net of tax:
Unrealized loss on marketable securities	(130)	(353)
Comprehensive loss	$(59,938)	$(55,077)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	63,710,409	$637	9,164,193	$92	$946,037	$(525,541)	$220	$421,445
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(130)	(130)
Issuances of common stock upon stock option exercises	48,198	1	—	—	422	—	—	423
Issuance of common stock upon vesting of RSUs and PRSUs	420,395	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	11,574	—	—	11,574
Net loss	—	—	—	—	—	(59,808)	—	(59,808)
Balance at March 31, 2025	64,179,002	$642	9,164,193	$92	$958,029	$(585,349)	$90	$373,504

Balance at December 31, 2023	62,977,316	$630	9,164,193	$92	$885,973	$(338,418)	$281	$548,558
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(353)	(353)
Issuances of common stock upon stock option exercises	41,623	—	—	—	390	—	—	390
Issuance of common stock upon vesting of RSUs and PRSUs	170,964	2	—	—	—	—	—	2
Issuance of common stock in ATM offering, net	282,963	3	—	—	7,612	—	—	7,615
Stock-based compensation	—	—	—	—	12,218	—	—	12,218
Net loss	—	—	—	—	—	(54,724)	—	(54,724)
Balance at March 31, 2024	63,472,866	$635	9,164,193	$92	$906,193	$(393,142)	$(72)	$513,706
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(59,808)	$(54,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on equity investments	—	—
Fair value adjustments of equity investments	13,095	(8,137)
Depreciation and amortization	1,589	1,436
Stock-based compensation	11,574	12,218
Noncash investment accretion	(861)	(2,683)
Decrease (increase) in assets:
Accounts receivable, net	215,345	46,153
Unbilled and other receivables	(6,332)	(2,657)
Reduction in the carrying amount of right of use assets - operating leases	2,222	2,152
Prepaid expenses and other assets	(788)	(2,559)
Increase (decrease) in liabilities:
Accounts payable	1,344	(7,150)
Accrued payroll, taxes, and benefits	(20,616)	(12,214)
Deferred revenue	(10,804)	(7,761)
Lease liabilities - operating leases	(1,669)	(1,967)
Other accrued liabilities	(228)	(1,383)
Net cash provided by (used in) operating activities	144,063	(39,276)
Cash flows from investing activities:
Purchases of property and equipment	(596)	(4,095)
Purchases of marketable securities	(27,556)	(37,126)
Proceeds from maturity of marketable securities	58,784	46,300
Net cash provided by investing activities	30,632	5,079
Cash flows from financing activities:
Issuances of common stock upon stock option exercises	423	392
Principal payments on finance leases	(14)	(14)
Payment of offering costs	—	(155)
Issuance of common stock in ATM offering	—	7,782
Net cash provided by financing activities	409	8,005
Net increase (decrease) in cash and cash equivalents and restricted cash	175,104	(26,192)
Cash and cash equivalents and restricted cash, beginning of period	162,657	161,066
Cash and cash equivalents and restricted cash, end of period	$337,761	$134,874

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$139	$180
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	13	501
Purchases of property and equipment in accrued liabilities	25	282
Acquisition of right of use assets - operating leases, contingency resolution	—	2,848
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2025 and 2024
(in thousands, except for share and per share amounts and note 3(c))
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
(2)    Significant Accounting Policies
(a)    Accounting Pronouncements Not Yet Adopted
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures, which requires public business entities to disclose specific categories in the tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. This standard is effective for annual periods beginning after December 15, 2024, and interim periods within annual periods beginning after December 15, 2025, on a prospective basis, with early adoption permitted. The adoption of ASU 2023-09 is expected to impact the Company’s disclosures only with no impact to its results of operations, financial position or cash flows.
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
(b)    Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements and the related interim disclosures have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025.
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

(c)    Principles of Consolidation
The Company’s unaudited condensed consolidated financial statements include the accounts of Schrödinger, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The functional currency for foreign entities is the U.S. dollar. The Company accounts for investments over which it has significant influence, but not a controlling financial interest, using the equity method.
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
As of March 31, 2025, two customers accounted for 23% and 10% of total accounts receivable, respectively. As of December 31, 2024, one customer accounted for 68% of total accounts receivable. As of March 31, 2025, three customers accounted for 24%, 22%, and 17% of total contract assets, respectively. As of December 31, 2024, three customers accounted for 33%, 23%, and 16% of total contract assets, respectively. For the three months ended March 31, 2025, one customer accounted for 21% of total revenue. For the three months ended March 31, 2024, no customer accounted for more than 10% of total revenue.
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
Equity investments over which the Company has significant influence may be accounted for under equity method accounting in accordance with Accounting Standards Codification ("ASC") Topic 323, Equity Method and Joint Ventures. If it is determined that the Company does not have significant influence over the investee, and there is no readily determinable fair value for the investment, the equity investment may be accounted for at cost less impairment, in accordance with ASC Topic 321, Investments - Equity Securities.

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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended March 31,
	2025	2024
Software products and services – point in time	43.0%	48.7%
Software products and services – over time	38.9	42.6
Drug Discovery – point in time	2.1	—
Drug Discovery – over time	16.0	8.7
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
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements with Gates Ventures, LLC and the Bill & Melinda Gates Foundation. The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 13, 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced, in accordance with ASC Topic 958, Not-for-Profit Entities ("Topic 958"), as the agreement is not an exchange transaction.
The agreement with Gates Ventures, LLC currently extends through August 13, 2026 and provides for total additional consideration of up to $6,000. No revenue was recognized on this agreement during the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had no deferred revenue balance related to this agreement. As of March 31, 2025 and December 31, 2024, the Company had no accounts receivable related to this agreement.
In July 2024, the Company entered into a one-year agreement with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. In November 2024, the Company and the Bill & Melinda Gates Foundation entered into an amendment to the agreement to expand the original term of the agreement to April 30, 2026 and provide supplemental funds on terms similar to the original agreement. Revenue is recognized as conditions are met and on a cost reimbursement basis in accordance with Topic 958. The Company recognized revenue of $3,844 and zero related to these agreements during the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025 and December 31, 2024, the Company had deferred revenue balances related to these agreements of $4,640 and $8,484, respectively. As of March 31, 2025 and December 31, 2024, the Company had no accounts receivable related to these agreements.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended March 31,
	2025	2024
On-premise software	$25,423	$17,619
Hosted software	10,872	7,176
Software maintenance	6,796	5,895
Professional services	1,881	2,725
Revenue from contracts with customers	44,972	33,415
Software contribution	3,844	—
Total software revenue	$48,816	$33,415

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
As of March 31, 2025, milestones not yet achieved that were determined to be probable of achievement totaled $2,000, of which $487 was recognized as drug discovery milestone revenue for the three months ended March 31, 2025. As of March 31, 2024, milestones not yet achieved that were determined to be probable of achievement totaled $350, of which zero of those milestones was recognized as drug discovery milestone revenue for the three months ended March 31, 2024.
Drug discovery contribution revenue. Drug discovery contribution revenue consists of funds received under an agreement with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women's health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill & Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that expires in October 2025. Revenue is recognized as costs are incurred in accordance with Topic 958. As of March 31, 2025 and December 31, 2024, the Company had deferred revenue balances related to these agreements of $450 and $949, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended March 31,
	2025	2024
Drug discovery services revenue from contracts with customers	$10,236	$2,692
Drug discovery contribution	499	491
Total drug discovery revenue	$10,735	$3,183
(c)Collaboration and License Agreement
Bristol Myers-Squibb. On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement, as amended, as of March 31, 2025.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company is solely responsible for the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront payment of $55.0 million in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of March 31, 2025, the Company is eligible to receive up to $482.0 million in total milestone payments related to the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of March 31, 2025, the Company has recognized $32.0 million in revenue related to milestones under this agreement.
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
During the three months ended March 31, 2025 and 2024, the Company recognized $0.6 and $1.5 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of March 31, 2025 and December 31, 2024, there was $5.3 million and $5.9 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of March 31, 2025 and December 31, 2024, the Company had no outstanding receivables for this collaboration.
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
Novartis agreed to pay the Company an initial upfront payment of $150.0 million under the terms of the research collaboration and license agreement, and the Company is eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. As of March 31, 2025, no revenue has been recognized related to milestones under this agreement.
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
During the three months ended March 31, 2025, the Company recognized $5.7 million of revenue associated with the research collaboration and license agreement. As of March 31, 2025 and December 31, 2024, there was $111.0 million and $116.7 million of deferred revenue, net of contract assets, respectively, related to the agreements, which was classified as either current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed. As of March 31, 2025 and December 31, 2024, the Company had zero and $150.0 million outstanding receivables, respectively, for this collaboration.
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

Contract balances were as follows:

	As of March 31, 2025	As of December 31, 2024
Contract assets	$24,645	$16,564
Deferred revenue, short-term:
Software products and services	60,590	75,660
Drug discovery	44,868	36,284
Deferred revenue, long-term:
Software products and services	12,709	14,393
Drug discovery	91,787	94,421
For the three months ended March 31, 2025 and 2024, the Company recognized $41,719 and $23,380 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 50% of its March 31, 2025 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $62,682 as of March 31, 2025.
Payment terms and conditions vary by contract type, although terms typically require payment within 30 to 60 days. In instances where the timing of revenue recognition differs from that of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company's products and services, not to facilitate financing arrangements.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of March 31, 2025 and December 31, 2024. The following table presents information about the Company’s assets measured at fair value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$337,761	$—	$—	$337,761
Marketable securities	—	174,301	—	174,301
Equity investments	23,107	—	—	23,107
Total	$360,868	$174,301	$—	$535,169

The following table presents information about the Company’s assets measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$162,657	$—	$—	$162,657
Marketable securities	—	204,798	—	204,798
Equity investments	36,202	—	—	36,202
Total	$198,859	$204,798	$—	$403,657
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value of equity investments in the condensed consolidated statements of operations. Realized gains arising from distributions receivable from the Company's equity investments are classified within gain on equity investments in the condensed consolidated statements of operations.
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of March 31, 2025, the remaining weighted average lease term for operating and finance leases was 11 years.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the three months ended March 31, 2025 and 2024. Additional details of the Company's operating and finance leases are presented in the following table:

	Three Months Ended March 31,
	2025	2024
Lease costs	$4,508	$4,490
Cash paid for leases	4,186	4,099

Maturities of operating and finance lease liabilities as of March 31, 2025 under noncancelable leases were as follows:

Year ending December 31:
Remainder of 2025	$13,333
2026	17,241
2027	16,068
2028	14,966
2029	14,522
Thereafter	97,509
Total future minimum lease payments	173,639
Less: imputed interest	(57,309)
Present value of future minimum lease payments	116,330
Less: current portion of lease payments	16,877
Lease liabilities, long-term	$99,453
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
For the three months ended March 31, 2025 and 2024, the Company’s income tax expense was $28 and $456, respectively. For the three months ended March 31, 2025 and 2024, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are "more likely than not" of being sustained. As of March 31, 2025, the Company had $4,366 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of March 31, 2025, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2021 and 2020, respectively. Net operating loss ("NOL") and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2024 and determined no such ownership change had occurred. If such an ownership change were to occur in the future, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.

(7)    Stockholders’ Equity
(a)    Common Stock
As of March 31, 2025, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three months ended March 31, 2025. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8,691 and gross proceeds of $8,868, before deducting sales agent commissions. As of March 31, 2025, the Company had $241,132 of common stock remaining available for sale under the ATM.
(b)    Limited Common Stock
As of March 31, 2025, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to the same dividend rights as holders of common stock, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company's preferred stock, if any. Holders of the Company's limited common stock have the right to convert each share of limited common stock into one share of the Company's common stock.
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
(c)    Preferred Stock
As of March 31, 2025, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company's board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of March 31, 2025, the Company's stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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
As of March 31, 2025 and December 31, 2024, there were 4,128,836 and 6,391,224 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
Cost of sales	$1,403	$1,135
Research and development	3,507	4,066
Sales and marketing	920	974
General and administrative	5,744	6,043
Total stock-based compensation	$11,574	$12,218
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
There were 1,294,694 and 1,114,970 RSUs granted during the three months ended March 31, 2025 and 2024, respectively. The weighted average grant date fair value for each RSU granted during the three months ended March 31, 2025 and 2024 was $21.25 and $25.28, respectively.
As of March 31, 2025, there was $55,942 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.28 years. During the three months ended March 31, 2025 and 2024, 405,545 and 161,964, RSUs vested, respectively. The fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $9,212 and $4,406, respectively.
Performance-Based Restricted Stock Units
In March 2025, March 2024, and February 2023, the Company awarded performance-based restricted stock units ("PRSUs") under the 2022 Plan. Each PRSU represents a contingent right to receive one share of common stock upon the achievement of specified performance goals. The fair value of PRSUs granted by the Company was calculated based upon the Company's closing stock price on the date of the grant, and the stock-based compensation expense is recognized when the grant date is determined and performance conditions are probable of achievement. At the point when performance conditions are considered probable of achievement, the Company records stock-based compensation expense with a cumulative catch-up expense in the period first recognized and on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.
In March 2025, the Company awarded to all executive officers PRSUs for a maximum of 173,438 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 115,625 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 57,813 PRSUs (based on 50% achievement of the applicable performance conditions). All such PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718") in March 2025. Such PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2027.
In March 2024, the Company awarded to all executive officers PRSUs for a maximum of 180,000 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 120,000 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 60,000 PRSUs (based on 50% achievement of the applicable performance conditions). All such PRSUs were considered granted under Topic 718 in March 2024. Such PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
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
In August 2022, the Company awarded 90,000 PRSUs to an executive officer of which 30,150 PRSUs were considered granted under Topic 718 at the time the PRSUs were awarded. In March 2024 and 2023, of the 90,000 PRSUs awarded in August 2022, an additional 14,850 and 45,000 PRSUs were considered granted under Topic 718, respectively. During the three months ended March 31, 2025 and 2024, the Company's compensation committee determined the achievement of the awards set to vest upon the certification by the Company's compensation committee following the filing of the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023, respectively. Of the 36,000 PRSUs that were eligible to vest following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company's compensation committee determined that the applicable performance conditions had been met for 14,850 of the PRSUs, which vested during the three months ended March 31, 2025, and that the applicable performance conditions had not been met for 12,150 PRSUs, which were forfeited during the three months ended March 31, 2025. The Company's compensation committee also determined that the applicable performance conditions for the remaining 27,000 PRSUs that were eligible to vest following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 could not be met and these awards were forfeited during the three months ended March 31, 2025. Of the 36,000 PRSUs that were eligible to vest following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company's compensation committee determined that the applicable performance conditions had been met for 9,000 of the PRSUs, which vested during the three months ended March 31, 2024, and that the applicable performance conditions had not been met for 27,000 PRSUs, which were forfeited during the three months ended March 31, 2024.
The weighted average grant date fair value for each PRSU granted during the three months ended March 31, 2025 and 2024 was $21.24 and $26.08, respectively. During the three months ended March 31, 2025 and 2024, 14,850 and 9,000 PRSUs vested, respectively.
Stock Options
Stock options must be granted at an exercise price not less than 100% of the fair market value per share at the grant date. The board of directors or compensation committee determines the exercise price of the Company’s stock options based on the closing price of the common stock as reported on the Nasdaq Global Select Market on the date of the grant. The maximum contractual term of options granted under the Plans is typically 10 years, options generally vest over four years with 25% of the shares underlying the option vesting at the end of the first year and the remaining vesting monthly over the following three years. In March 2025, March 2024, and February 2023, the Company granted the chief executive officer premium priced options to purchase 90,000, 87,271 and 65,525 shares of common stock, respectively, with exercise prices equal to 110% of the closing price of the Company's common stock on the date of grant.
During the three months ended March 31, 2025 and 2024, 48,198 and 41,623 options under the Plans were exercised for total proceeds of $423 and $390, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during 2025 and 2024 were calculated using an average of historical exercises. The estimated volatility for the three months ended March 31, 2025 incorporated a calculated volatility derived from a 50/50 blended approach using the Company's own historical closing prices of its shares of common stock for the expected term of the option with the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The estimated volatility for the three months ended March 31, 2024 incorporated a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Three Months Ended March 31,
	2025	2024
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	69%	65%
Expected term (years)	5.55	5.31
Risk-free interest rate	3.99%	4.22%
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2025 and 2024 was $13.32 and $15.10, respectively. The intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $637 and $723, respectively.
As of March 31, 2025, there was $44,188 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.49 years. The fair value of shares vested during the three months ended March 31, 2025 and 2024 was $11,080 and $12,770, respectively.
(9)    Net Loss per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(59,808)	$(54,724)
Denominator:
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	73,057,916	72,291,134
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.82)	$(0.76)
Since the Company was in a loss position for the three months ended March 31, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2025	2024
Shares subject to outstanding common stock options and unvested RSUs and PRSUs	15,251,426	13,974,483
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
The carrying value of the Nimbus investment was $2,436 as of both March 31, 2025 and December 31, 2024. The Company has no obligation to fund Nimbus' losses in excess of its initial investment.
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
During the three months ended March 31, 2024, the Company reported a mark-to-market gain of $5,277 on the Morphic investment.
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
As of each of March 31, 2025 and December 31, 2024, the carrying value of the Company’s investment in Ajax was $4,498.
(d)    Structure Therapeutics
In July 2021, the Company purchased 494,035 shares of Series B preferred stock of Structure Therapeutics Inc. ("Structure Therapeutics") for $2,000 in cash. In April 2022, the Company purchased an additional 148,210 shares of Series B preferred stock for $600 in cash. On February 7, 2023, Structure Therapeutics completed its initial public offering ("IPO"). Immediately upon the closing of Structure Therapeutics' IPO, all of the outstanding Series B preferred stock automatically converted into ordinary shares on a one-for-one basis. The Company purchased 275,000 American Depository Shares ("ADSs") at $15.00 per ADS in the IPO. Each ADS represents three ordinary shares. The Company accounts for its investment in Structure Therapeutics at fair value based on the closing price of Structure Therapeutics' ADSs as of the reporting date.
During the three months ended March 31, 2025, the Company reported a mark-to-market loss of $13,095 on the Structure Therapeutics investment. During the three months ended March 31, 2024, the Company reported a mark-to-

market gain of $2,859 on the Structure Therapeutics investment. As of March 31, 2025 and December 31, 2024, the carrying value of the Company's investment in Structure Therapeutics was $23,107 and $36,202, respectively.
(11)    Related Party Transactions
(a)    Board Member
For the three months ended March 31, 2025 and 2024, the Company paid consulting fees of $109 and $105, respectively, to a member of its board of directors.
(b)    Bill & Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill & Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was $9 and $7, for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025 and 2024, the Company recognized $499 and $490, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women's health. As of March 31, 2025 and December 31, 2024, restricted cash on hand related to the arrangement was $529 and $1,021, respectively.
For the three months ended March 31, 2025 and 2024, the Company recognized $3,844 and zero in software contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. As of March 31, 2025 and December 31, 2024, restricted cash on hand related to the arrangement was $4,826 and $8,606, respectively.
As of March 31, 2025 and December 31, 2024, the Company had no receivables due from the Bill & Melinda Gates Foundation related to any of these agreements.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The agreement with Gates Ventures, LLC currently extends through August 13, 2026 and provides for total additional consideration of up to $6,000. No revenue was recognized on this agreement during the three months ended March 31, 2025 and March 31, 2024. As of March 31, 2025 and December 31, 2024, the Company had no net receivables due from Gates Ventures, LLC.
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
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2025	2024
Segment revenues:
Software	$48,816	$33,415
Drug discovery	10,735	3,183
Total segment revenues	59,551	36,598
Segment cost of revenues:
Software	13,522	7,976
Drug discovery	14,905	9,732
Total segment cost of revenues	28,427	17,708
Segment gross profit:
Software	35,294	25,439
Drug discovery	(4,170)	(6,549)
Total segment gross profit	31,124	18,890
Unallocated:
Research and development	(45,844)	(50,611)
Sales and marketing	(10,367)	(10,171)
General and administrative	(25,802)	(25,541)
Gain on equity investments	—	—
Change in fair value of equity investments	(13,095)	8,137
Other income	4,204	5,028
Income tax expense	(28)	(456)
Consolidated net loss	$(59,808)	$(54,724)
Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
United States	$29,663	$23,297
EMEA	23,083	7,196
APAC	6,074	5,501
Rest of World	731	604
	$59,551	$36,598

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
In March 2024, we also submitted an IND to the FDA for our novel Wee1/Myt1 inhibitor, which we refer to as SGR-3515, and the FDA cleared the IND in April 2024. In July 2024, we initiated dosing in a Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the second half of 2025.
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
Our collaboration agreements typically include upfront consideration, discovery, development, commercial and regulatory milestones, and royalties from future sales of commercialized products. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of specified discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. In the future, we may also derive drug discovery revenue from our collaborations from option fees, the achievement of regulatory and commercial milestones, and royalties on commercial drug sales. In addition to revenue from our collaborations, we may also derive drug discovery revenue from collaborating on or out-licensing our proprietary drug discovery programs when we believe it will help maximize the clinical and commercial opportunities for the program.
We are party to an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, we are responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, of which we have recognized $32.0 million as of March 31, 2025, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See "Collaboration and License Agreement" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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
In November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025 and we are eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. No milestone revenue has been recognized as of March 31, 2025. In November 2024, we also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform. See "Collaboration and License Agreement" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to the research collaboration and license agreement.
We generated revenue of $59.6 million and $36.6 million during the three months ended March 31, 2025 and 2024, respectively, representing a year-over-year increase of 63%. Our net loss for the three months ended March 31, 2025 and 2024 was $59.8 million and $54.7 million, respectively.
Impact of Tariffs
The new U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. We have not experienced, and do not currently expect to experience, any direct impact from these tariffs and retaliatory measures in the near term. However, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business, including as to how they may affect our customers in the industries in which we operate, including the pharmaceutical industry.
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
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements with Gates Ventures, LLC and the Bill & Melinda Gates Foundation. The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 13, 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced, in accordance with Accounting Standard Codification, or ASC, Topic 958, Not-for-Profit Entities, or Topic 958, as the agreement is not an exchange transaction.
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
Change in Fair Value of Equity Investments
Fair value gains and losses consist of adjustments to the fair value of our equity investments, which may include Nimbus, Structure Therapeutics Inc., or Structure Therapeutics, and Morphic. We remeasure our investments at each period end.
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

Results of Operations
Comparison of the Three Months Ended March 31, 2025 and 2024
The following table summarizes our unaudited results of operations data for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
Revenues:
Software products and services	$48,816	$33,415	$15,401	46%
Drug discovery	10,735	3,183	7,552	237%
Total revenues	59,551	36,598	22,953	63%
Cost of revenues:
Software products and services	13,522	7,976	5,546	70%
Drug discovery	14,905	9,732	5,173	53%
Total cost of revenues	28,427	17,708	10,719	61%
Gross profit	31,124	18,890	12,234	65%
Operating expenses:
Research and development	45,844	50,611	(4,767)	(9)%
Sales and marketing	10,367	10,171	196	2%
General and administrative	25,802	25,541	261	1%
Total operating expenses	82,013	86,323	(4,310)	(5)%
Loss from operations	(50,889)	(67,433)	16,544	(25)%
Other (expense) income:
Gain on equity investments	—	—	—	N/M
Change in fair value of equity investments	(13,095)	8,137	(21,232)	N/M
Other income	4,204	5,028	(824)	N/M
Total other (expense) income	(8,891)	13,165	(22,056)	N/M
Loss before income taxes	(59,780)	(54,268)	(5,512)	N/M
Income tax expense	28	456	(428)	N/M
Net loss	$(59,808)	$(54,724)	$(5,084)	N/M
N/M – not meaningful

Revenues

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
Revenues:
Software
On-premise software	$25,423	$17,619	$7,804	44%
Hosted software	10,872	7,176	3,696	52%
Software maintenance	6,796	5,895	901	15%
Professional services	1,881	2,725	(844)	(31)%
Revenue from contracts with customers	44,972	33,415	11,557	35%
Software contribution	3,844	—	3,844	—%
Total software products and services	48,816	33,415	15,401	46%
Drug discovery
Drug discovery services	10,236	2,692	7,544	280%
Drug discovery contribution	499	491	8	2%
Total drug discovery	10,735	3,183	7,552	237%
Total revenues	$59,551	$36,598	$22,953	63%
Software Products and Services Revenue
On-premise software. The increase in revenues for on-premise software for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to timing of new and existing multi-year customer contracts with upfront revenue recognition in the current period versus the comparable period.
Hosted software. The increase in revenues for hosted software for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to increased spend from existing hosted customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over the term of the agreement.
Software maintenance. The increase in revenues for software maintenance for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to increased spend from existing customers and fluctuations in the length of renewal periods.
Professional services. The decrease in revenues from professional services for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily related to fluctuations in the timing of progress and completion of technology and modeling service projects.
Software contribution revenue. The increase in revenues from software contribution during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to the agreements with the Bill & Melinda Gates Foundation, entered into during the year ended December 31, 2024, aimed at accelerating the expansion of our computational software platform.
Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to the Novartis collaboration services that began in November 2024, progress of existing and new collaborations, and the timing and amount of collaboration milestones recognized.

Drug discovery contribution revenue. The increase in drug discovery contribution revenue for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to fluctuation in allotted funds spent under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
Cost of revenues:
Software products and services	$13,522	$7,976	$5,546	70%
Gross margin	72%	76%
Drug discovery	14,905	9,732	5,173	53%
Software products and services. The increase in cost of revenues for software products and services during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to increases of approximately $2.1 million in personnel-related expense, approximately $1.7 million in cloud computing expense, approximately $1.1 million in CRO expense, and approximately $0.7 million in royalty expense, partially offset by decreases of $0.1 million in other expenses.
Software products and services gross margin. The decrease in software gross margin during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to an increase in expenses related to our agreement with the Bill & Melinda Gates Foundation to accelerate the expansion of our computational software platform, partially offset by an increase in revenue.
Drug discovery. The increase in cost of revenues for drug discovery during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to increases of approximately $1.7 million in CRO expense, approximately $1.6 million in personnel-related expense due to proprietary programs moving to partnered programs, approximately $0.9 million in cloud computing expense, approximately $0.6 million in royalty expense, and approximately $0.4 million in other expenses.

Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
External costs by program:
SGR-1505	$3,820	$2,103	$1,717	82%
SGR-2921	2,379	2,576	(197)	(8)%
SGR-3515	1,649	1,553	96	6%
Other early development candidates and unallocated costs	4,861	8,692	(3,831)	(44)%
Total external costs for programs in preclinical and clinical development	12,709	14,924	(2,215)	(15)%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	8,773	10,217	(1,444)	(14)%
Facility and other	532	490	42	9%
Total internal costs	9,305	10,707	(1,402)	(13)%
All other research and development	23,830	24,980	(1,150)	(5)%
Total research and development expense	$45,844	$50,611	$(4,767)	(9)%
The decrease in external costs of $2.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to a decrease in external research costs to support our early-stage product candidates as more product candidates move to partnered programs, as well as slightly lower costs for SGR-2921 due to timing of work performed, partially offset by an increase in costs associated with the ongoing Phase 1 clinical trials and other development activities for SGR-1505 and SGR-3515.
The decrease in internal costs for programs in discovery, preclinical and clinical development of $1.4 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily attributable to a decrease in personnel-related expense as early-stage product candidates moved to partnered programs.
The decrease in all other research and development expense of $1.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was attributable to decreases of approximately $0.8 million in personnel-related expense, approximately $0.2 million related to professional services, approximately $0.2 million related to office facilities, and approximately $0.1 million in other expenses, partially offset by increases of approximately $0.1 million in cloud computing expense.
Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
Sales and marketing	$10,367	$10,171	$196	2%

The increase in sales and marketing expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to increases of approximately $0.2 million in personnel-related expense.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(in thousands)
General and administrative	$25,802	$25,541	$261	1%
The increase in general and administrative expense during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to increases of approximately $0.3 million related to professional services expense, approximately $0.1 million in cloud computing expense, and approximately $0.1 million in travel and entertainment expense, partially offset by decreases of approximately $0.2 million in other expenses.
Gain on Equity Investments

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gain on equity investments	$—	$—
There was no gain or loss on equity investments during the three months ended March 31, 2025 or 2024.
Change in Fair Value of Equity Investments

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Change in fair value of equity investments	$(13,095)	$8,137	$(21,232)
The change in fair value of equity investments during the three months ended March 31, 2025 was due to an unrealized loss on our investment in Structure Therapeutics of $13.1 million. The change in fair value of equity investments during the three months ended March 31, 2024 was due to an unrealized gain on our investment in Morphic of $5.3 million and an unrealized gain on our investment in Structure Therapeutics of $2.9 million.
Other Income

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Other income	$4,204	$5,028	$(824)
The decrease in other income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was attributable to a decrease of approximately $1.5 million in interest income on our investment portfolio, partially offset by an increase of approximately $0.7 million primarily related to favorable foreign currency fluctuations.

Income Tax Expense

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Income tax expense	$28	$456	$(428)
During the three months ended March 31, 2025 and March 31, 2024, due to the full valuation allowance on our U.S. federal and state tax assets, our income tax expense represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025. There were no material changes to our critical accounting estimates during the three months ended March 31, 2025.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $585.3 million.
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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three months ended March 31, 2025. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8.7 million and gross proceeds of $8.9 million before deducting sales agent commissions. As of March 31, 2025, we had $241.1 million of common stock remaining available for sale under the ATM.
As of March 31, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $512.1 million.
We believe our existing cash, cash equivalents, and marketable securities as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs, including the impact of tariffs and trade restrictions on such spending. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.

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
Our contractual obligations as of March 31, 2025 include lease obligations of $173.6 million, consisting of our continuing rent obligations through December 2037, primarily for our office located in New York, New York for $133.7 million, which expires in December 2037. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
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
We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements. See Note 2, "Significant Accounting Policies" to our audited consolidated financial statements appearing in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024 for more information relating to our royalty obligations.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$144,063	$(39,276)
Net cash provided by investing activities	30,632	5,079
Net cash provided by financing activities	409	8,005
Net increase (decrease) in cash and cash equivalents and restricted cash	$175,104	$(26,192)
Operating activities
During the three months ended March 31, 2025, operating activities provided approximately $144.1 million of cash, primarily due to changes to our operating assets and liabilities of $178.5 million, a $13.1 million non-cash loss on change in fair value of equity investments, $11.6 million of stock-based compensation, and $0.7 million of non-cash operating expenses, depreciation and investment accretion costs. These items were partially offset by a net loss of $59.8 million.
During the three months ended March 31, 2024, operating activities used approximately $39.3 million of cash, primarily due to a net loss of $54.7 million, which included a $8.1 million non-cash gain on change in fair value of equity investments, and $1.3 million of non-cash operating expenses, depreciation and investment accretion costs. These items are partially offset by $12.2 million of stock-based compensation and changes to our operating assets and liabilities of $12.6 million.
Investing activities
During the three months ended March 31, 2025, investing activities provided approximately $30.6 million of cash, consisting of $31.2 million provided by marketable securities maturities, net of purchases. These items were partially offset by $0.6 million in cash used for purchases of property and equipment.
During the three months ended March 31, 2024, investing activities provided approximately $5.1 million of cash, consisting of $9.2 million provided by marketable securities maturities, net of purchases. These items were partially offset by $4.1 million in cash used for purchases of property and equipment.
Financing activities
During the three months ended March 31, 2025, financing activities provided approximately $0.4 million of cash, consisting of $0.4 million attributable to proceeds received upon stock option exercises.
During the three months ended March 31, 2024, financing activities provided approximately $8.0 million of cash, consisting of $0.4 million attributable to proceeds received upon stock option exercises and $7.6 million attributable to net proceeds received from the ATM.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 26, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2025. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of March 31, 2025, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss for the three months ended March 31, 2025 and 2024 was $59.8 million and $54.7 million, respectively. Our net loss for the year ended December 31, 2024 was $187.1 million. Our net income for the year ended December 31, 2023 was $40.7 million. As of March 31, 2025, we had an accumulated deficit of $585.3 million. The net income we generated in the year ended December 31, 2023 was primarily due to the $147.2 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics' initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues increased by 63% from $36.6 million in the three months ended March 31, 2024 to $59.6 million in the three months ended March 31, 2025, and decreased by 4% from $216.7 million in the fiscal year ended December 31, 2023 to $207.5 million in the fiscal year ended December 31, 2024. Although we have experienced revenue growth in certain periods, we have also experienced revenue loss in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
•general economic conditions, including the impact of increasing or decreasing inflation and interest rates and the impact of tariffs and trade restrictions;
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
As of March 31, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $512.1 million. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
Our future capital requirements will depend on many factors, including:
•the growth of our software revenue;
•the timing and extent of spending to support research and development efforts;
•the continued expansion of software sales and marketing activities;
•the timing and receipt of payments from our drug discovery collaborations;
•spending to support, advance, and broaden our proprietary drug discovery programs, including the impact of tariffs and trade restrictions on such spending; and
•the timing and receipt of any distributions or proceeds we may receive from our equity stakes in our drug discovery collaborators.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, our beliefs of what could occur in the future considering available information and various other factors that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Critical Accounting Estimates" of our Annual Report on Form 10-K for the year ended December 31, 2024. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant judgment, assumptions and estimates used in preparing our consolidated financial statements include, with respect to revenue, determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the identification of performance obligations and the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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
We also intend to continue leveraging our solutions for broad application to industrial challenges in molecule design, including in the fields of aerospace, energy, semiconductors, electronic displays and chemicals. However, we believe the materials science industry is in the very early stages of recognizing the potential of computational methods for molecular discovery, and there can be no assurance that the industry will adopt computational methods such as our platform. Any factor adversely affecting our ability to market our software solutions to customers outside of the life sciences industry, including in these new fields, could increase our dependence on the life sciences industry and adversely affect the growth rate of our revenues, operating results, and business.
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
Even if we or our drug discovery collaborators are able to develop product candidates that demonstrate potential in preclinical studies, we or they may not succeed in demonstrating safety and efficacy of product candidates in human clinical trials. For example, in collaboration with us, Nimbus was able to identify a unique series of acetyl-CoA carboxylase, or ACC, allosteric protein-protein interaction inhibitors with favorable pharmaceutical properties that inhibit the activity of the ACC enzyme. Nimbus achieved proof of concept in a Phase 1b clinical trial of its ACC inhibitor, firsocostat, and later sold the program to Gilead Sciences, Inc., or Gilead Sciences, in a transaction valued at approximately $1.2 billion, comprised of an upfront payment and earn outs. Of this amount, $601.3 million has been paid to Nimbus to date, and we received a total of $46.0 million in cash distributions in 2016 and 2017. In December 2019, Gilead Sciences announced topline results from its Phase 2 clinical trial which included firsocostat, both as a monotherapy and in combination with other investigational therapies for advanced fibrosis due to nonalcoholic steatohepatitis, in which the primary endpoint was not met. Gilead Sciences recently completed a Phase 2b clinical trial evaluating firsocostat in combination with Novo Nordisk A/S’s semaglutide, a GLP-1 receptor agonist, for compensated cirrhosis due to nonalcoholic steatohepatitis. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.
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
We rely and expect to continue to rely on third parties to synthesize any molecules with therapeutic potential that we discover, including SGR-1505, SGR-2921 and SGR-3515. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for IND submissions or the necessary clinical trials and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. The facilities of these third parties may also be affected by natural disasters, such as floods or fire, or geopolitical developments, such as tariffs and trade restrictions, or public health pandemics or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.
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
In addition, we currently rely on foreign CROs and contract manufacturing organizations, or CMOs, and will likely continue to rely on foreign CROs and CMOs in the future. Foreign CMOs may be subject to U.S. legislation, including sanctions, tariffs and trade restrictions and other foreign regulatory requirements which could increase the cost or reduce the supply of material available to us, delay the procurement or supply of such material or have an adverse effect on our ability to secure significant commitments from governments to purchase our potential therapies.
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
Our product candidates and any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. If the third parties that we engage to supply any materials or manufacture product for our preclinical tests and clinical trials should cease to continue to do so for any reason, including as a result of tariffs or trade restrictions, we likely would experience delays in advancing these trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them or any approved drug we may use in combination trials, it will be more difficult for us to develop our product candidates and compete effectively.
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
For example, with respect to our MALT1 inhibitor, SGR-1505, which we are advancing for the treatment of patients with relapsed or refractory B-cell malignancies, we are aware of several MALT1 inhibitors in clinical development, including by AbbVie Inc., HotSpot Therapeutics, and Recursion Pharmaceuticals, Inc. In addition, we are also aware of other therapeutics, such as bi-specifics and CAR-Ts, both approved and in clinical development, for the treatment of B-cell malignancies.
With respect to our CDC7 inhibitor, SGR-2921, which we are advancing for the treatment of relapsed or refractory acute myeloid leukemia or high-risk myelodysplastic syndrome, we are aware of several CDC7 inhibitors in Phase 1 clinical development, including by Chia Tai Tianqing Pharmaceutical Group Co., Ltd., Lin BioScience, Inc., and Cancer Research UK.
With respect to our Wee1/Myt1 inhibitor, SGR-3515, which we are advancing for the treatment of advanced solid tumors, we are aware of several Wee1 inhibitors in clinical development, including by Zentalis Pharmaceuticals, Debiopharm International SA, IMPACT Therapeutics, Inc., Shouyao Holdings Co. Ltd., BioCity Biopharma, and Aprea Therapeutics, Inc., as well as a Myt1 inhibitor in clinical development being advanced by Repare Therapeutics Inc. and a Wee1/Myt1 inhibitor being advanced by Acrivon Therapeutics, Inc.
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
For the three months ended March 31, 2025 and the year ended December 31, 2024, sales to customers outside of the United States accounted for approximately 50%, and 45% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
•global health pandemics or epidemics, such as the COVID-19 pandemic; and
•unstable regional, economic and political conditions.
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
In addition, under Sections 382 and 383 of the Code, and corresponding provisions of state law, a corporation that undergoes an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2024 and determined no such ownership change had occurred. If such an ownership change were to occur in the future, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.
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
We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see "Item 1. Business—License Agreements with Columbia University" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.
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
The FDA may determine that we must provide additional evidence and data before approving a BLA or NDA for our product candidates. For example, the FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s), The FDA has interpreted this evidentiary standard to generally require at least two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional confirmatory evidence may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate effectiveness. In the event that we submit a BLA or NDA on the basis of one clinical trial and confirmatory evidence, the FDA could determine that such information is not sufficient to support approval of the application and the agency could require us to conduct an additional trial in support of a BLA or NDA.
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
In order to market and sell any product candidate we may develop in the European Union and many other foreign jurisdictions, we or our collaborators must obtain separate marketing approvals and comply with numerous and varying local regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and we may not receive necessary approvals to commercialize our product candidates in any jurisdiction, which would materially impair our ability to generate revenue.
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
We have and may continue to seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the United States, and PRIME Designation in the European Union, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
We have and may continue to seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.
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
We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate is intended to treat a serious condition, and if approved, offers a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.”Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently, however, in February 2025, a federal district court fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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

Disruptions at the FDA and other government agencies from funding cuts, personnel losses, regulatory reform, government shutdowns and other developments could hinder our ability to obtain guidance from the FDA regarding our programs and develop and secure approval of our product candidates in a timely manner, which would negatively impact our business.
The FDA and comparable regulatory agencies in foreign jurisdictions, play an important role in the development of our product candidates by providing guidance on our programs and reviewing our regulatory submissions. If these oversight and review activities are disrupted, then correspondingly our ability to develop and secure timely approval of our product candidates could be impacted in a negative manner.
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. Subsequently, there have been reports from the preliminary budget memorandum for HHS that the administration will propose an additional 30% cut in the overall budget for the Department, with a reduction of $700 million in funding at the FDA ($7.2 billion to $6.5 billion) for the 2026 federal fiscal year.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
There is also substantial uncertainty as to how regulatory reform measures being implemented by the Trump Administration across the government will impact the FDA and other federal agencies with jurisdiction over our activities. For example, since taking office, President Trump has issued a number of executive orders that could have a significant impact on the manner in which the FDA conducts its operations and engages in regulatory and oversight activities. These include E.O. 14192, “Unleashing Prosperity Through Deregulation,” January 31, 2025; E.O. 14212, “Establishing the President’s Make America Healthy Again Commission,” February 13, 2025; and E.O. 14219, “Ensuring Lawful Governance and Implementing the President’s ‘Department of Government Efficiency’ Deregulatory Initiative,” February 21, 2025. If these or other orders or executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
Similarly, actions by the U.S. government have significantly disrupted the operations of U.S. government agencies such as the National Institutes of Health, National Science Foundation, Centers for Disease Control and Prevention, and FDA, which have traditionally provided funding for basic research, research and development, and clinical testing. These U.S. government actions have included, among other things, suspending, terminating and withholding of disbursements of funds owed under ongoing contracts, grants, and other financial assistance agreements; declining to continue multi-year research projects for additional annual budget periods; canceling or delaying solicitations for new contract, grant and other financial assistance awards; canceling or delaying proposal evaluation processes and issuance of such new awards; substantially reducing federal agency staff responsible for managing contract and financial assistance programs; eliminating agency information and resources for facilitating research activity; delaying or terminating federal agency procedures for authorizing international transactions; initiating aggressive enforcement actions that may disrupt the operations of major research universities that are significant contributors to life sciences research in the United States, and threatening access to federal agency contracts and other funding awards based on companies’ otherwise lawful corporate policies and choice of counsel. These U.S. government actions could, directly or indirectly, significantly disrupt, delay, prevent, or increase the costs of our research and product commercialization programs, including our ability to develop new product candidates, conduct clinical trials, implement research collaborations with other companies or institutions, and obtain approvals to market and sell new products.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
At the same time, disruptions at the FDA and other government agencies may result from public health events similar to the COVID-19 pandemic. For example, during the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. In the event of a similar public health emergency in the future, the FDA may not be able to continue its current pace and review timelines could be extended. Regulatory authorities outside the United States facing similar circumstances may adopt similar restrictions or other policy measures in response to a similar public health emergency and may also experience delays in their regulatory activities.
Accordingly, if any of the foregoing developments and others impact the ability of the FDA to provide us with guidance regarding our programs or delay the agency’s review and processing of our regulatory submissions, our business would be negatively impacted. Further, any future government shutdown could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act in 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the United States Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the statute.
Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. During the first Trump Administration, the Congress and administration sought to overturn the ACA and related measures. Shortly after taking office in January 2025, President Trump revoked numerous executive orders issued by President Biden, including at least two executive orders that were designed to further implement the ACA. We anticipate similar efforts to undermine the ACA, and the accompanying uncertainty, for the foreseeable future.
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
The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid
In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada and a few states have passed legislation establishing working groups to examine the impact of a state importation program. Several of these states have submitted Section 804 Importation Program proposals to the FDA. In January 2024, the FDA approved Florida's plan for Canadian drug importation. Florida now has authority to import certain drugs for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards.
Further, on November 20, 2020, HHS finalized a regulation that would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager service fees. It originally was set to go into effect on January 1, 2022, but with passage of the IRA has been delayed by Congress until January 1, 2032.
The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaces the Part D coverage gap discount program with a new discounting program beginning in 2025. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
Changes in and uncertainty surrounding U.S. and international trade policies, particularly with respect to China, may adversely impact our business and operating results.
The U.S. government has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (which were a minimum of 145% as of May 1, 2025) and on Canada and Mexico (which were 25% as of May 1, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.
Separately, on April 16, 2025, the U.S. Department of Commerce announced an investigation under Section 232 of the Trade Expansion Act of 1962 into imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The investigation will examine the impact of these imports on U.S. national security culminating in a decision by the President whether to take action to remedy any identified threats, including by imposing additional tariffs. The statute provides that the Commerce Department report must be completed within 270 days of initiation of the investigation and that the President must decide whether to act within 90 days of receiving the report.
As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have been escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military.
In addition, in September 2024, the U.S. House of Representatives passed the BIOSECURE Act (H.R. 7085). The Senate advanced a substantially similar bill (S.3558), but it did not pass. If the legislation had passed and been enacted into law, it would have potentially restricted the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, specifically named Chinese biotechnology companies, including WuXi, and it would have authorized the U.S. government to impose such restrictions on entities transacting with additional Chinese biotechnology companies as a condition of U.S. government contract, grant, and loan funding. Congress could re-introduce similar measures, which legislation, if passed and enacted into law, would have the potential to restrict the ability of U.S. biopharmaceutical companies like us to purchase services or products from, or otherwise collaborate with, certain Chinese biotechnology companies “of concern,” without losing the ability to contract with, or otherwise receive funding from, the U.S. government. It is possible some of our contractual counterparties could be impacted by such legislation.
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
As of April 30, 2025, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 50.7% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 56.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through April 30, 2025, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of April 30, 2025, we had outstanding 64,212,693 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of March 31, 2025, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended	10-Q	001-39206	3.1	7/31/2024
10.1	Sixth Amended and Restated Director Compensation Policy					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: May 7, 2025	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2025	By:	/s/ Geoffrey Porges, MBBS
Executive Vice President and Chief Financial Officer (Principal Financial Officer)