Form 10-Q
period 2025-06-30
Schrodinger, Inc.
filed 2025-08-06
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2025, the registrant had 64,441,780 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
•our estimated costs and reduction in operating expenses resulting from the restructuring of our operations;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$219,901	$147,326
Restricted cash	12,079	15,331
Marketable securities	230,284	204,798
Accounts receivable, net of allowance for doubtful accounts of $350 and $210	10,073	235,692
Unbilled and other receivables, net of allowance for unbilled receivables of $140 and $100	26,711	19,641
Prepaid expenses	14,947	12,205
Total current assets	513,995	634,993
Property and equipment, net	21,709	24,196
Equity investments	34,691	43,208
Goodwill	4,791	4,791
Right of use assets - operating leases	107,346	111,883
Other assets	5,712	4,155
Total assets	$688,244	$823,226
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$8,800	$10,666
Accrued payroll, taxes, and benefits	25,322	42,110
Deferred revenue	94,543	111,944
Lease liabilities - operating leases	16,841	16,755
Other accrued liabilities	10,263	10,272
Total current liabilities	155,769	191,747
Deferred revenue, long-term	91,995	108,814
Lease liabilities - operating leases, long-term	97,472	101,074
Other liabilities, long-term	136	146
Total liabilities	345,372	401,781
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 64,420,899 and 63,710,409 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	644	637
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	92	92
Additional paid-in capital	970,687	946,037
Accumulated deficit	(628,522)	(525,541)
Accumulated other comprehensive (loss) income	(29)	220
Total stockholders' equity	342,872	421,445
Total liabilities and stockholders' equity	$688,244	$823,226
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Software products and services	$40,544	$35,404	$89,360	$68,819
Drug discovery	14,215	11,930	24,950	15,113
Total revenues	54,759	47,334	114,310	83,932
Cost of revenues:
Software products and services	13,029	7,167	26,551	15,143
Drug discovery	15,572	8,832	30,477	18,564
Total cost of revenues	28,601	15,999	57,028	33,707
Gross profit	26,158	31,335	57,282	50,225
Operating expenses:
Research and development	43,138	50,835	88,982	101,446
Sales and marketing	10,734	9,693	21,101	19,864
General and administrative	25,189	23,536	50,991	49,077
Total operating expenses	79,061	84,064	161,074	170,387
Loss from operations	(52,903)	(52,729)	(103,792)	(120,162)
Other income (expense):
Gain on equity investments	—	—	—	—
Change in fair value of equity investments	4,579	(5,833)	(8,516)	2,304
Other income	5,438	4,598	9,642	9,626
Total other income (expense)	10,017	(1,235)	1,126	11,930
Loss before income taxes	(42,886)	(53,964)	(102,666)	(108,232)
Income tax expense	287	83	315	539
Net loss	$(43,173)	$(54,047)	$(102,981)	$(108,771)
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.59)	$(0.74)	$(1.41)	$(1.50)
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	73,427,635	72,711,685	73,243,797	72,501,409
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(43,173)	$(54,047)	$(102,981)	$(108,771)
Changes in market value of investments, net of tax:
Unrealized loss on marketable securities	(119)	(108)	(249)	(461)
Comprehensive loss	$(43,292)	$(54,155)	$(103,230)	$(109,232)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	63,710,409	$637	9,164,193	$92	$946,037	$(525,541)	$220	$421,445
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(130)	(130)
Issuances of common stock upon stock option exercises	48,198	1	—	—	422	—	—	423
Issuance of common stock upon vesting of RSUs and PRSUs	420,395	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	11,574	—	—	11,574
Net loss	—	—	—	—	—	(59,808)	—	(59,808)
Balance at March 31, 2025	64,179,002	642	9,164,193	92	958,029	(585,349)	90	373,504
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(119)	(119)
Issuances of common stock upon stock option exercises	193,188	2	—	—	2,031	—	—	2,033
Issuance of common stock upon vesting of RSUs and PRSUs	48,709	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,627	—	—	10,627
Net loss	—	—	—	—	—	(43,173)	—	(43,173)
Balance at June 30, 2025	64,420,899	$644	9,164,193	$92	$970,687	$(628,522)	$(29)	$342,872

Balance at December 31, 2023	62,977,316	$630	9,164,193	$92	$885,973	$(338,418)	$281	$548,558
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(353)	(353)
Issuances of common stock upon stock option exercises	41,623	—	—	—	390	—	—	390
Issuance of common stock upon vesting of RSUs and PRSUs	170,964	2	—	—	—	—	—	2
Issuance of common stock in ATM offering, net	282,963	3	—	—	7,612	—	—	7,615
Stock-based compensation	—	—	—	—	12,218	—	—	12,218
Net loss	—	—	—	—	—	(54,724)	—	(54,724)
Balance at March 31, 2024	63,472,866	635	9,164,193	92	906,193	(393,142)	(72)	513,706
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(108)	(108)
Issuances of common stock upon stock option exercises	57,533	1	—	—	557	—	—	558
Issuance of common stock upon vesting of RSUs and PRSUs	50,644	—	—	—	—	—	—	—
Issuance of common stock in ATM offering	40,122	—	—	—	1,063	—	—	1,063
Stock-based compensation	—	—	—	—	12,808	—	—	12,808
Net loss	—	—	—	—	—	(54,047)		(54,047)
Balance at June 30, 2024	63,621,165	$636	9,164,193	$92	$920,621	$(447,189)	$(180)	$473,980
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(102,981)	$(108,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on equity investments	—	—
Fair value adjustments of equity investments	8,516	(2,304)
Depreciation and amortization	3,120	2,837
Stock-based compensation	22,201	25,026
Noncash investment accretion	(1,676)	(4,706)
Loss on disposal of property and equipment	20	7
Decrease (increase) in assets:
Accounts receivable, net	225,619	54,143
Unbilled and other receivables	(7,070)	(17,197)
Reduction in the carrying amount of right of use assets - operating leases	4,537	4,205
Prepaid expenses and other assets	(4,299)	(6,118)
(Decrease) increase in liabilities:
Accounts payable	(1,737)	(8,941)
Accrued payroll, taxes, and benefits	(16,788)	(7,443)
Deferred revenue	(34,220)	(17,395)
Lease liabilities - operating leases	(3,516)	(3,953)
Other accrued liabilities	139	(2,389)
Net cash provided by (used in) operating activities	91,865	(92,999)
Cash flows from investing activities:
Purchases of property and equipment	(910)	(5,096)
Purchases of equity investments	—	(3,000)
Purchases of marketable securities	(166,062)	(153,513)
Proceeds from maturity of marketable securities	142,003	196,266
Net cash (used in) provided by investing activities	(24,969)	34,657
Cash flows from financing activities:
Proceeds from issuances of common stock upon stock option exercises	2,456	950
Principal payments on finance leases	(29)	(29)
Proceeds from issuance of common stock in ATM offering	—	8,691
Net cash provided by financing activities	2,427	9,612
Net increase (decrease) in cash and cash equivalents and restricted cash	69,323	(48,730)
Cash and cash equivalents and restricted cash, beginning of period	162,657	161,066
Cash and cash equivalents and restricted cash, end of period	$231,980	$112,336

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$365	$439
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	34	435
Purchases of property and equipment in accrued liabilities	—	331
Acquisition of right of use assets - operating leases, contingency resolution	—	2,848
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2025 and 2024
(in thousands, except for share and per share amounts and note 3(c))
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, on a prospective basis, with early adoption and retrospective application permitted. The Company has not yet adopted ASU 2024-03 and is still evaluating the impact of the adoption on its consolidated financial statements.
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
As of June 30, 2025, one customer accounted for 19% of total accounts receivable. As of December 31, 2024, one customer accounted for 68% of total accounts receivable. As of June 30, 2025, three customers accounted for 24%, 24%, and 17% of total contract assets, respectively. As of December 31, 2024, three customers accounted for 33%, 23%, and 16% of total contract assets, respectively.
For the three months ended June 30, 2025, one customer accounted for 16% of total revenue. For the six months ended June 30, 2025, one customer accounted for 19% of total revenue. For the three months ended June 30, 2024, one customer accounted for 18% of total revenue. For the six months ended June 30, 2024, one customer accounted for 12% of total revenue.
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
(g)    Equity Investments
In the normal course of business, the Company has entered, and may continue to enter, into collaboration agreements with companies to perform drug and materials design services for such companies in exchange for equity ownership stakes in such companies. If it is determined that the Company has control over the investee, the investee is consolidated in the financial statements. If the investee is consolidated with the Company and less than 100% of the equity is owned by the Company, the Company will present non-controlling interest to represent the portion of the investee owned by other investors. If it is determined that the Company does not have control over the investee, the Company evaluates the investment for the ability to exercise significant influence.
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Software products and services – point in time	29.4%	40.1%	36.5%	44.1%
Software products and services – over time	44.6	34.7	41.6	37.9
Drug Discovery – point in time	5.5	19.3	3.7	10.9
Drug Discovery – over time	20.5	5.9	18.2	7.1
(a)Software Products and Services
The Company enters into contracts that can include various combinations of licenses, products and services, most of which are distinct and are accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price ("SSP") basis. Revenue is recognized net of any sales and value-added taxes collected from customers and subsequently remitted to governmental authorities.
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
The agreement with Gates Ventures, LLC provides for total additional consideration of up to $6,000. The Company recognized no revenue related to this agreement during the three and six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had no deferred revenue balance related to this agreement. As of June 30, 2025 and December 31, 2024, the Company had no accounts receivable related to this agreement.
In July 2024, the Company entered into a one-year agreement with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. In November 2024, the Company and the Bill & Melinda Gates Foundation entered into an amendment to the agreement to expand the original term of the agreement to April 30, 2026 and provide supplemental funds on terms similar to the original agreement. Revenue is recognized as conditions are met and on a cost reimbursement basis in accordance with Topic 958. The Company recognized revenue of $4,513, $8,357, zero, and zero related to these agreements during the three and six months ended June 30, 2025 and June 30, 2024, respectively. As of June 30, 2025 and December 31, 2024, the Company had deferred revenue balances related to these agreements of $5,375 and $8,484, respectively. As of June 30, 2025 and December 31, 2024, the Company had no accounts receivable related to these agreements.

The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
On-premise software	$15,743	$18,758	$41,167	$36,377
Hosted software	11,128	8,087	22,000	15,263
Software maintenance	6,778	5,840	13,573	11,735
Professional services	2,382	2,719	4,263	5,444
Revenue from contracts with customers	36,031	35,404	81,003	68,819
Software contribution	4,513	—	8,357	—
Total software revenue	$40,544	$35,404	$89,360	$68,819
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
As of June 30, 2025, milestones not yet achieved that were determined to be probable of achievement totaled $2,000, of which $1,067 was recognized as drug discovery milestone revenue for the six months ended June 30, 2025. As of June 30, 2024, milestones not yet achieved that were determined to be probable of achievement totaled $10,000, of which $9,115 was recognized as drug discovery milestone revenue for the six months ended June 30, 2024.
Drug discovery contribution revenue. Drug discovery contribution revenue primarily consists of funds received under an agreement with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women's health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill & Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that expires in October 2025. Revenue is recognized as costs are incurred in accordance with Topic 958. As of June 30, 2025 and December 31, 2024, the Company had deferred revenue balances related to these agreements of $322 and $949, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Drug discovery services revenue from contracts with customers	$13,940	$11,506	$24,176	$14,198
Drug discovery contribution	275	424	774	915
Total drug discovery revenue	$14,215	$11,930	$24,950	$15,113

(c)Collaboration and License Agreement
Bristol Myers-Squibb. On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement, as amended, as of June 30, 2025.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company is solely responsible for the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront payment of $55.0 million in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of June 30, 2025, the Company is eligible to receive up to $482.0 million in total milestone payments related to the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of June 30, 2025, the Company has recognized $32.0 million in revenue related to milestones under this agreement.
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
During the three and six months ended June 30, 2025 and 2024, the Company recognized $0.7, $1.3, $7.5, and $9.0 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of June 30, 2025 and December 31, 2024, there was $4.6 million and $5.9 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of June 30, 2025 and December 31, 2024, the Company had no outstanding receivables for this collaboration.
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
Novartis agreed to pay the Company an initial upfront payment of $150.0 million under the terms of the research collaboration and license agreement, and the Company is eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. As of June 30, 2025, no revenue has been recognized related to milestones under this agreement.
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
The Company has allocated the transaction price for the agreements to each performance obligation based on the SSP of each performance obligation at inception. The Company determined the estimated SSP of the research activities at contract inception based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.
Revenue associated with the research activities is recognized on a proportional performance basis over the period of service for research activities, using input-based measurements of total costs of research incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.
During the three and six months ended June 30, 2025, the Company recognized $7.6 million and $13.3 million, respectively, of revenue associated with the research collaboration and license agreement. As of June 30, 2025 and December 31, 2024, there was $103.4 million and $116.7 million of deferred revenue, net of contract assets, respectively, related to the agreements, which was classified as either current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed. As of June 30, 2025 and December 31, 2024, the Company had zero and $150.0 million outstanding receivables, respectively, for this collaboration.
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
Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a standalone basis, so the Company is required to estimate SSPs for each performance obligation. In instances where the SSP is not directly observable because the Company does not sell the license, product, or service separately, the Company determines the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. The Company typically has more than one SSP for individual software license performance obligations due to the stratification of those items by volume of sales, classes of customers and other relevant circumstances. In these instances, the Company may use information such as the size and geographic region of the customer in determining the SSP. Professional service revenue is recognized as costs and hours are incurred, and judgment is required in estimating both the project status and the costs incurred or hours expended.
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
Contract balances were as follows:

	As of June 30, 2025	As of December 31, 2024
Contract assets	$26,782	$16,564
Deferred revenue, short-term:
Software products and services	47,320	75,660
Drug discovery	47,223	36,284
Deferred revenue, long-term:
Software products and services	11,166	14,393
Drug discovery	80,829	94,421
For the three and six months ended June 30, 2025 and 2024, the Company recognized $38,672, $69,793, $15,069, and $34,877 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 51% of its June 30, 2025 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $56,166 as of June 30, 2025.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of June 30, 2025 and December 31, 2024.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$231,980	$—	$—	$231,980
Marketable securities	—	230,284	—	230,284
Equity investments	27,685	—	—	27,685
Total	$259,665	$230,284	$—	$489,949
The following table presents information about the Company’s assets measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$162,657	$—	$—	$162,657
Marketable securities	—	204,798	—	204,798
Equity investments	36,202	—	—	36,202
Total	$198,859	$204,798	$—	$403,657
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of June 30, 2025, the remaining weighted average lease term for operating and finance leases was 11 years.

Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the six months ended June 30, 2025 and 2024. Additional details of the Company's operating and finance leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease costs	$4,569	$4,569	$9,078	$9,059
Cash paid for leases	4,212	4,294	8,398	8,393
Maturities of operating and finance lease liabilities as of June 30, 2025 under noncancelable leases were as follows:

Year ending December 31:
Remainder of 2025	$9,153
2026	17,305
2027	16,111
2028	14,991
2029	14,522
Thereafter	97,509
Total future minimum lease payments	169,591
Less: imputed interest	(55,138)
Present value of future minimum lease payments	114,453
Less: current portion of lease payments	16,963
Lease liabilities, long-term	$97,490
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
For the three and six months ended June 30, 2025 and 2024, the Company’s income tax expense was $287, $315, $83, and $539, respectively. For the three and six months ended June 30, 2025 and 2024, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are "more likely than not" of being sustained. As of June 30, 2025, the Company had $4,332 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of June 30, 2025, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2021 and 2020, respectively. Net operating loss ("NOL") and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the business interest expense deduction to thirty percent of EBITDA, and permitting one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company is currently evaluating the impact the OBBBA will have on its financial condition and results of operations.  Preliminarily, the Company does not anticipate a material change to its effective income tax rate and its net deferred federal income tax assets as the Company maintains a full valuation allowance for all U.S. deferred tax assets.  The impact of the tax law changes from the OBBBA will be included in the Company’s financial statements for the fiscal quarter ending September 30, 2025.
(7)    Stockholders’ Equity
(a)    Common Stock
As of June 30, 2025, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three and six months ended June 30, 2025. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8,691 and gross proceeds of $8,868, before deducting sales agent commissions. As of June 30, 2025, the Company had $241,132 of common stock remaining available for sale under the ATM.
(b)    Limited Common Stock
As of June 30, 2025, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to the same dividend rights as holders of common stock, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company's preferred stock, if any. Holders of the Company's limited common stock have the right to convert each share of limited common stock into one share of the Company's common stock.
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

(c)    Preferred Stock
As of June 30, 2025, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company's board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of June 30, 2025, the Company's stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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
As of June 30, 2025 and December 31, 2024, there were 4,242,514 and 6,391,224 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of sales	$1,421	$1,360	$2,823	$2,495
Research and development	3,339	4,228	6,846	8,294
Sales and marketing	968	968	1,889	1,942
General and administrative	4,899	6,252	10,643	12,295
Total stock-based compensation	$10,627	$12,808	$22,201	$25,026
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

There were 103,870, 1,398,564, 74,338, and 1,189,308 RSUs granted during the three and six months ended June 30, 2025 and 2024, respectively. The weighted average grant date fair value for each RSU granted during the three and six months ended June 30, 2025 and 2024 was $21.57, $21.27, $21.00, and $25.01, respectively.
As of June 30, 2025, there was $50,650 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 3.03 years. During the three and six months ended June 30, 2025 and 2024, 48,709, 454,254, 50,644, and 212,608, RSUs vested, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2025 and 2024 was $1,066, $10,278, $1,049, and $5,455, respectively.
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
In March 2025, the Company awarded to all executive officers PRSUs for a maximum of 173,438 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 115,625 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 57,813 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2025 PRSUs"). The 2025 PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718") in March 2025. 18,750 2025 PRSUs were forfeited during the three months ended June 30, 2025. The remaining 2025 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2027.
In March 2024, the Company awarded to all executive officers PRSUs for a maximum of 180,000 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 120,000 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 60,000 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2024 PRSUs"). The 2024 PRSUs were considered granted under Topic 718 in March 2024. 22,500 2024 PRSUs were forfeited during the three months ended June 30, 2025. The remaining 2024 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
In February 2023, the Company awarded to certain executive officers PRSUs for a maximum of 62,693 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 41,795 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 20,898 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2023 PRSUs"). The 2023 PRSUs were considered granted under Topic 718 in February 2023. 13,215 2023 PRSUs were forfeited during the three months ended June 30, 2025. The remaining 2023 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
In August 2022, the Company awarded 90,000 PRSUs to an executive officer of which 30,150 PRSUs were considered granted under Topic 718 at the time the PRSUs were awarded. In March 2024 and 2023, of the 90,000 PRSUs awarded in August 2022, an additional 14,850 and 45,000 PRSUs were considered granted under Topic 718, respectively. In March 2025 and 2024, the Company's compensation committee determined the achievement of the awards set to vest upon the certification by the Company's compensation committee following the filing of the Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2024 and 2023, respectively. Of the 36,000 PRSUs that were eligible to vest following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company's compensation committee determined that the applicable performance conditions had been met for 14,850 of the PRSUs, which vested in March 2025, and that the applicable performance conditions had not been met for 12,150

PRSUs, which were forfeited in March 2025. The Company's compensation committee also determined that the applicable performance conditions for the remaining 27,000 PRSUs that were eligible to vest following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 could not be met and these awards were forfeited in March 2025. Of the 36,000 PRSUs that were eligible to vest following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the Company's compensation committee determined that the applicable performance conditions had been met for 9,000 of the PRSUs, which vested in March 2024, and that the applicable performance conditions had not been met for 27,000 PRSUs, which were forfeited in March 2024.
The weighted average grant date fair value for each PRSU granted during the three and six months ended June 30, 2025 and 2024 was zero, $21.24, zero, and $26.08, respectively. During the three and six months ended June 30, 2025 and 2024, zero, 14,850, zero, and 9,000 PRSUs vested, respectively.
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
During the three and six months ended June 30, 2025 and 2024, 193,188, 241,386, 57,533, and 99,156 options under the Plans were exercised for total proceeds of $2,033, $2,456, $558, and $948, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during 2025 and 2024 were calculated using an average of historical exercises. The estimated volatility for the six months ended June 30, 2025 incorporated a calculated volatility derived from a 50/50 blended approach using the Company's own historical closing prices of its shares of common stock for the expected term of the option with the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The estimated volatility for the six months ended June 30, 2024 incorporated a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Six Months Ended June 30,
	2025	2024
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	69%	65%
Expected term (years)	5.56	5.31
Risk-free interest rate	4.00%	4.22%
The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2025 and 2024 was $13.59, $13.37, $11.85, and $14.90, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2025 and 2024 was $2,629, $3,266, $726, and $1,449, respectively.
As of June 30, 2025, there was $36,957 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.39 years. The fair value of shares vested during the three and six months ended June 30, 2025 and 2024 was $5,896, $16,976, $10,870, and $23,638, respectively.

(9)    Net Loss per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(43,173)	$(54,047)	$(102,981)	$(108,771)
Denominator:
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	73,427,635	72,711,685	73,243,797	72,501,409
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.59)	$(0.74)	$(1.41)	$(1.50)
Since the Company was in a loss position for the three and six months ended June 30, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares subject to outstanding common stock options and unvested RSUs and PRSUs	15,050,432	13,796,103	15,050,432	13,796,103
(10)    Equity Investments
(a)    Nimbus
The Company previously provided collaboration services for Nimbus Therapeutics, LLC ("Nimbus") under the terms of a master services agreement executed on May 18, 2010, as amended. Collaboration agreements are separate from the transaction that resulted in equity ownership and related fees are paid in cash to the Company. Nimbus was previously recorded as an equity method investment under the hypothetical liquidated book value method, as the entity is a limited liability company and the Company was determined to have significant influence due to the Company's collaboration with Nimbus on a number of drug discovery targets, as well as the Company's level of ownership in Nimbus. During 2023, the Company's equity ownership in Nimbus was diluted to the point that the Company no longer has significant influence over the entity. As the Company no longer has significant influence over Nimbus, the equity investment in Nimbus is valued as a non-marketable equity security.
The carrying value of the Nimbus investment was $2,436 as of both June 30, 2025 and December 31, 2024. The Company has no obligation to fund Nimbus' losses in excess of its initial investment.
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
As of each of June 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in Ajax was $4,498.
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
During the three and six months ended June 30, 2025, the Company reported a mark-to-market gain of $4,579 and a mark-to-market loss of $8,516, respectively, on the Structure Therapeutics investment. During the three and six months ended June 30, 2024, the Company reported a mark-to-market loss of $4,888 and $2,029, respectively, on the Structure Therapeutics investment. As of June 30, 2025 and December 31, 2024, the carrying value of the Company's investment in Structure Therapeutics was $27,685 and $36,202, respectively.
(11)    Related Party Transactions
(a)    Board Member
For the three and six months ended June 30, 2025 and 2024, the Company paid consulting fees of $109, $218, $105 and $210, respectively, to a member of its board of directors.
(b)    Bill & Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill & Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was $11, $20, $63 and $70, for the three and six months ended June 30, 2025 and 2024, respectively.
For the three and six months ended June 30, 2025 and 2024, the Company recognized $212, $711, $424, and $914, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women's health. As of June 30, 2025 and December 31, 2024, restricted cash on hand related to the arrangement was $322 and $1,021, respectively.
For the three and six months ended June 30, 2025 and 2024, the Company recognized $4,513, $8,357, zero and zero in software contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. As of June 30, 2025 and December 31, 2024, restricted cash on hand related to the arrangement was $5,375 and $8,606, respectively.
As of June 30, 2025 and December 31, 2024, the Company had no receivables due from the Bill & Melinda Gates Foundation related to any of these agreements.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The agreement with Gates Ventures, LLC currently extends through August 13, 2026 and provides for total additional consideration of up to $6,000. No revenue was recognized on this agreement during the three and six months ended June 30, 2025 and June 30, 2024. As of June 30, 2025 and December 31, 2024, the Company had no net receivables due from Gates Ventures, LLC.

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
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment revenues:
Software	$40,544	$35,404	$89,360	$68,819
Drug discovery	14,215	11,930	24,950	15,113
Total segment revenues	54,759	47,334	114,310	83,932
Segment cost of revenues:
Software	13,029	7,167	26,551	15,143
Drug discovery	15,572	8,832	30,477	18,564
Total segment cost of revenues	28,601	15,999	57,028	33,707
Segment gross profit:
Software	27,515	28,237	62,809	53,676
Drug discovery	(1,357)	3,098	(5,527)	(3,451)
Total segment gross profit	26,158	31,335	57,282	50,225
Unallocated:
Research and development	(43,138)	(50,835)	(88,982)	(101,446)
Sales and marketing	(10,734)	(9,693)	(21,101)	(19,864)
General and administrative	(25,189)	(23,536)	(50,991)	(49,077)
Gain on equity investments	—	—	—	—
Change in fair value of equity investments	4,579	(5,833)	(8,516)	2,304
Other income	5,438	4,598	9,642	9,626
Income tax expense	(287)	(83)	(315)	(539)
Consolidated net loss	$(43,173)	$(54,047)	$(102,981)	$(108,771)

Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$34,050	$30,699	$63,713	$53,996
EMEA	13,563	8,709	36,646	14,210
APAC	6,971	7,805	13,045	15,001
Rest of World	175	121	906	725
	$54,759	$47,334	$114,310	$83,932

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
Proprietary Drug Discovery Programs
In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. Our ongoing Phase 1 clinical trial of SGR-1505 is designed as an open-label, multi-center dose escalation trial in patients with relapsed or refractory B-cell malignancies. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and/or recommended dose of SGR-1505. Exploratory cohorts evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity, and safety to establish the recommended dose.
In June 2025, we reported initial clinical data from our ongoing Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell malignancies. As of May 13, 2025, the data cut-off date, 49 patients were enrolled and evaluable for safety. Patients had a median of four (range two to nine) prior lines of therapy, with the most common being anti-CD20 antibodies (94%), Bruton's tyrosine kinase, or BTK, inhibitors (55%), B-cell lymphoma 2 protein, or BCL-2, inhibitors (18%), and BTK+BCL-2 inhibitors (18%). Based on the initial data, SGR-1505 was observed to be well-tolerated with no dose-limiting toxicities or deaths due to treatment-emergent adverse events, or TEAEs. Forty three percent of patients (n=21) experienced ≥ 1 any-grade treatment-related adverse event, with the most common (≥ 10%) being rash (12%) and fatigue (12%). Ten patients (20%) experienced treatment-emergent serious adverse events, or SAEs; one was treatment-related. All blood bilirubin increased TEAEs were asymptomatic, reported in patients with UGT1A1 polymorphisms and none were Grade 4. Additionally, SGR-1505 demonstrated preliminary clinical activity, and responses were observed in multiple histologies, including in patients with chronic lymphocytic leukemia and Waldenström macroglobulinemia. The overall response rate across all dose levels and patients who had at least one follow-up disease assessment or disease progression was 22% (n=10/45), with the best overall response being partial response, or PR (n=4). Two additional patients had PRs with lymphocytosis, or PR-L, and one additional patient had an independently confirmed clinical PR-L that did not meet iwCLL PR criteria. We expect to meet with the FDA to discuss the recommended Phase 2 dose for SGR-1505 by the end of 2025, and we are exploring strategic opportunities to advance the clinical development of SGR-1505.

We have also completed a Phase 1 clinical trial of SGR-1505 in 73 healthy volunteers to gather additional data, including data relating to the safety, tolerability and pharmacokinetics of SGR-1505, as well as the effect of food and drug-drug interactions. In the healthy volunteer trial, SGR-1505 was generally well tolerated with no drug-related serious adverse events or dose limiting toxicities observed. In the trial, we observed that SGR-1505 achieved greater than 90 percent inhibition of IL-2 secretion in an activated T cell whole blood assay at 100mg twice a day (n=4), confirming target engagement and meeting the pharmacodynamic goals for the trial. Inhibition of IL-2 secretion is a marker for target engagement and pathway modulation as it is tightly linked to MALT1 and the downstream NF-κB signaling. The data supported continued evaluation of SGR-1505 in the ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell malignancies.
In August 2023, the FDA granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma. In June 2025, the FDA granted Fast Track designation for SGR-1505 for the treatment of adult patients with Waldenström macroglobulinemia that have failed at least two lines of therapy, including a BTK inhibitor.
In July 2023, the FDA cleared our IND for our CDC7 inhibitor, which we refer to as SGR-2921. In July 2024, the FDA granted Fast Track designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia, or AML. In addition, in January 2025, the FDA granted orphan drug designation to SGR-2921 in patients with relapsed or refractory AML. We have initiated dosing in a Phase 1 clinical trial of SGR-2921, which is designed as an open-label, multi-center dose-escalation clinical trial in patients with relapsed or refractory AML or high-risk myelodysplastic syndrome. The trial is designed to evaluate the safety and tolerability of SGR-2921 as a monotherapy and to identify the recommended Phase 2 dose, including the maximum tolerated dose. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and pharmacodynamics of SGR-2921 and investigating preliminary anti-tumor activity. We anticipate reporting initial data from the trial in the fourth quarter of 2025.
In April 2024, the FDA cleared the IND we submitted for our novel Wee1/Myt1 inhibitor, which we refer to as SGR-3515. In July 2024, we initiated dosing in a Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the fourth quarter of 2025.
Initiative with Bill & Melinda Gates Foundation
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
Financial Overview; Collaborations
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
We are party to an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, we are responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, of which we have recognized $32.0 million as of June 30, 2025, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See "Collaboration and License Agreement" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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
In November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025 and we are eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. No milestone revenue has been recognized as of June 30, 2025. In November 2024, we also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform. See "Collaboration and License Agreement" in Note 3

to our unaudited condensed consolidated financial statements for additional information relating to the research collaboration and license agreement.
We generated revenue of $54.8 million and $47.3 million during the three months ended June 30, 2025 and 2024, respectively, representing a year-over-year increase of 16%. Our net loss for the three months ended June 30, 2025 and 2024 was $43.2 million and $54.0 million, respectively.
Restructuring
On May 19, 2025, we restructured our operations to reduce our workforce and implemented focused cost reductions across the company to improve cash burn rate and enhance operational efficiency. The reduction in workforce has decreased overall headcount by approximately 60 employees, which represented approximately 7% of full-time employees as of May 19, 2025.
We estimate that we will incur approximately $3 million in charges in connection with the restructuring, consisting of severance payments, employee benefits, and related costs, substantially all of which we expect to incur in the fiscal year ending December 31, 2025.
The reduction in workforce and cost reductions being implemented are expected to reduce operating expenses by approximately $30 million on an annualized basis. Approximately half of the estimated cost savings are expected to be a result of the reduction in overall headcount.
Impact of Tariffs
The U.S. administration has announced or imposed a series of tariffs on U.S. trading partners. In response, several countries have threatened or imposed retaliatory measures. We have not experienced, and do not currently expect to experience, any direct impact from these tariffs and retaliatory measures in the near term. However, the full extent of the future impact of these and other threatened measures remains uncertain. We continue to monitor these tariffs and retaliatory measures and their possible effects on our business, including as to how they may affect our customers in the industries in which we operate, including the pharmaceutical industry.
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
Drug discovery contribution revenue. Contribution revenue primarily consists of funds received under agreements with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as conditions are met in accordance with Topic 958.
Cost of Revenues
Software products and services. Cost of revenues for software includes personnel-related expenses (comprised of salaries, benefits, and stock-based compensation) for employees directly involved in the development and delivery of software solutions, maintenance and professional services, royalties paid for products sold and services performed using third-party licensed software functionality, and allocated overhead (facilities and information technology support) costs. Pursuant to various third-party arrangements, we license technology that is used in our software. These arrangements require us to pay royalties based on sales volume.
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

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and 2024
The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$40,544	$35,404	$5,140	15%	$89,360	$68,819	$20,541	30%
Drug discovery	14,215	11,930	2,285	19%	24,950	15,113	9,837	65%
Total revenues	54,759	47,334	7,425	16%	114,310	83,932	30,378	36%
Cost of revenues:
Software products and services	13,029	7,167	5,862	82%	26,551	15,143	11,408	75%
Drug discovery	15,572	8,832	6,740	76%	30,477	18,564	11,913	64%
Total cost of revenues	28,601	15,999	12,602	79%	57,028	33,707	23,321	69%
Gross profit	26,158	31,335	(5,177)	(17)%	57,282	50,225	7,057	14%
Operating expenses:
Research and development	43,138	50,835	(7,697)	(15)%	88,982	101,446	(12,464)	(12)%
Sales and marketing	10,734	9,693	1,041	11%	21,101	19,864	1,237	6%
General and administrative	25,189	23,536	1,653	7%	50,991	49,077	1,914	4%
Total operating expenses	79,061	84,064	(5,003)	(6)%	161,074	170,387	(9,313)	(5)%
Loss from operations	(52,903)	(52,729)	(174)	—%	(103,792)	(120,162)	16,370	(14)%
Other income (expense):
Gain on equity investments	—	—	—	N/M	—	—	—	N/M
Change in fair value of equity investments	4,579	(5,833)	10,412	N/M	(8,516)	2,304	(10,820)	N/M
Other income	5,438	4,598	840	N/M	9,642	9,626	16	N/M
Total other income (expense)	10,017	(1,235)	11,252	N/M	1,126	11,930	(10,804)	N/M
Loss before income taxes	(42,886)	(53,964)	11,078	N/M	(102,666)	(108,232)	5,566	N/M
Income tax expense	287	83	204	N/M	315	539	(224)	N/M
Net loss	$(43,173)	$(54,047)	$10,874	N/M	$(102,981)	$(108,771)	$5,790	N/M
N/M – not meaningful

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$15,743	$18,758	$(3,015)	(16)%	$41,167	$36,377	$4,790	13%
Hosted software	11,128	8,087	3,041	38%	22,000	15,263	6,737	44%
Software maintenance	6,778	5,840	938	16%	13,573	11,735	1,838	16%
Professional services	2,382	2,719	(337)	(12)%	4,263	5,444	(1,181)	(22)%
Revenue from contracts with customers	36,031	35,404	627	2%	81,003	68,819	12,184	18%
Software contribution	4,513	—	4,513	—%	8,357	—	8,357	—%
Total software products and services	40,544	35,404	5,140	15%	89,360	68,819	20,541	30%
Drug discovery
Drug discovery services	13,940	11,506	2,434	21%	24,176	14,198	9,978	70%
Drug discovery contribution	275	424	(149)	(35)%	774	915	(141)	(15)%
Total drug discovery	14,215	11,930	2,285	19%	24,950	15,113	9,837	65%
Total revenues	$54,759	$47,334	$7,425	16%	$114,310	$83,932	$30,378	36%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to the timing of multi-year renewals in the comparable period versus the current period for multi-year customer contracts with upfront revenue recognition.
The increase in revenues for on-premise software for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to timing of new and existing multi-year customer contracts with upfront revenue recognition in the current period versus the comparable period.
Hosted software. The increase in revenues for hosted software for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to increased spend from existing hosted customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over the term of the agreement.
Software maintenance. The increase in revenues for software maintenance for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to increased spend from existing customers and fluctuations in the length of renewal periods.
Professional services. The decrease in revenues from professional services for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily related to fluctuations in the timing of progress and completion of technology and modeling service projects.
Software contribution revenue. The increase in revenues from software contribution during the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was due to the agreements with the Bill & Melinda Gates Foundation, entered into during the year ended December 31, 2024, aimed at accelerating the expansion of our computational software platform.
Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to the Novartis collaboration services that began in November 2024, progress of existing and new collaborations, and the timing and amount of collaboration milestones recognized.
Drug discovery contribution revenue. The decrease in drug discovery contribution revenue for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was primarily due to fluctuations in allotted funds spent under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$13,029	$7,167	$5,862	82%	$26,551	$15,143	$11,408	75%
Gross margin	68%	80%			70%	78%
Drug discovery	15,572	8,832	6,740	76%	30,477	18,564	11,913	64%
Software products and services. The increase in cost of revenues for software products and services during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was attributable to increases of approximately $2.2 million in personnel-related expense, approximately $1.8 million in cloud computing expense, approximately $1.7 million in CRO expense, and approximately $0.2 million in other expenses.
The increase in cost of revenues for software products and services during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was attributable to increases of approximately $4.3 million in personnel-related expense, approximately $3.5 million in cloud computing expense, approximately $2.8 million in CRO expense, approximately $0.7 million in royalty expense, and approximately $0.1 million in other expenses.
Software products and services gross margin. The decrease in software gross margin during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 was primarily due to an increase in expenses related to our agreement with the Bill & Melinda Gates Foundation to accelerate the expansion of our computational software platform, partially offset by an increase in revenue.
Drug discovery. The increase in cost of revenues for drug discovery during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was attributable to increases of approximately $2.8 million in CRO expense, approximately $2.1 million in personnel-related expense due to proprietary programs moving to partnered programs, approximately $0.8 million in cloud computing expense, approximately $0.3 million in royalty expense, and approximately $0.7 million in other expenses.
The increase in cost of revenues for drug discovery during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was attributable to increases of approximately $4.5 million in CRO expense, approximately $3.7 million in personnel-related expense due to proprietary programs moving to partnered programs, approximately $1.7 million in cloud computing expense, approximately $0.9 million in royalty expense, and approximately $1.1 million in other expenses.

Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
External costs by program:
SGR-1505	$2,518	$4,220	$(1,702)	(40)%	$6,338	$6,323	$15	—%
SGR-2921	2,540	1,892	648	34%	4,919	4,451	468	11%
SGR-3515	1,810	1,421	389	27%	3,459	2,991	468	16%
Other early development candidates and unallocated costs	4,899	8,392	(3,493)	(42)%	9,761	17,084	(7,323)	(43)%
Total external costs for programs in preclinical and clinical development	11,767	15,925	(4,158)	(26)%	24,477	30,849	(6,372)	(21)%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	8,182	10,142	(1,960)	(19)%	16,955	20,359	(3,404)	(17)%
Facility and other	593	508	85	17%	1,125	998	127	13%
Total internal costs	8,775	10,650	(1,875)	(18)%	18,080	21,357	(3,277)	(15)%
All other research and development	22,596	24,260	(1,664)	(7)%	46,425	49,240	(2,815)	(6)%
Total research and development expense	$43,138	$50,835	$(7,697)	(15)%	$88,982	$101,446	$(12,464)	(12)%
The decrease in external costs of $4.2 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to a decrease in external research costs to support our early-stage product candidates as more product candidates progress through the pipeline or move to partnered programs, as well as lower costs for SGR-1505 due to timing of work performed, partially offset by an increase in costs associated with the ongoing Phase 1 clinical trials and other development activities for SGR-2921 and SGR-3515.
The decrease in external costs of $6.4 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to a decrease in external research costs to support our early-stage product candidates as more product candidates progress through the pipeline or move to partnered programs, partially offset by an increase in costs associated with the ongoing Phase 1 clinical trials and other development activities for SGR-2921 and SGR-3515.
The decrease in internal costs for programs in discovery, preclinical and clinical development of $1.9 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to a decrease in personnel-related expense as early-stage product candidates moved to partnered programs.
The decrease in internal costs for programs in discovery, preclinical and clinical development of $3.3 million during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily attributable to a decrease in personnel-related expense as early-stage product candidates moved to partnered programs.
The decrease in all other research and development expense of $1.7 million during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was attributable to decreases of approximately $0.9 million in personnel-related expense, approximately $0.4 million in cloud computing expense, approximately $0.2 million related to office facilities, and approximately $0.2 million in other expenses, partially offset by increases of approximately $0.1 million related to professional services.

The decrease in all other research and development expense during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was attributable to decreases of approximately $1.7 million in personnel-related expense, approximately $0.4 million related to office facilities, approximately $0.3 million in cloud computing expense, approximately $0.1 million related to professional services, and approximately $0.3 million in other expenses.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Sales and marketing	$10,734	$9,693	$1,041	11%	$21,101	$19,864	$1,237	6%
The increase in sales and marketing expense during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to increases of approximately $0.9 million in personnel-related expense and approximately $0.1 million in cloud computing expense.
The increase in sales and marketing expense during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was attributable to increases of approximately $1.1 million in personnel-related expense and approximately $0.1 million in cloud computing expense.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
General and administrative	$25,189	$23,536	$1,653	7%	$50,991	$49,077	$1,914	4%
The increase in general and administrative expense during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was attributable to increases of approximately $1.5 million related to professional services expense, approximately $0.7 million in royalties related to cash distributions we received from Nimbus, and approximately $0.1 million in cloud computing expense, partially offset by decreases of approximately $0.4 million in personnel-related expense, approximately $0.1 million in travel and entertainment expense, and approximately $0.2 million in other expenses.
The increase in general and administrative expense during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was attributable to increases of approximately $1.8 million related to professional services expense, approximately $0.7 million in royalties related to cash distributions we received from Nimbus, and approximately $0.2 million in cloud computing expense, partially offset by decreases of approximately $0.4 million in personnel-related expense and approximately $0.4 million in other expenses.
Gain on Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Gain on equity investments	$—	$—	$—	$—	$—	$—
There was no gain or loss on equity investments during the three and six months ended June 30, 2025 or 2024.

Change in Fair Value of Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Change in fair value of equity investments	$4,579	$(5,833)	$10,412	$(8,516)	$2,304	$(10,820)
The change in fair value of equity investments during the three months ended June 30, 2025 was due to an unrealized gain on our investment in Structure Therapeutics of $4.6 million. The change in fair value of equity investments during the three months ended June 30, 2024 was due to an unrealized loss on our investment in Structure Therapeutics of $4.9 million and an unrealized loss on our investment in Morphic of $0.9 million.
The change in fair value of equity investments during the six months ended June 30, 2025 was due to an unrealized loss on our investment in Structure Therapeutics of $8.5 million. The change in fair value of equity investments during the six months ended June 30, 2024 was due to an unrealized gain on our investment in Morphic of $4.3 million, partially offset by an unrealized loss on our investment in Structure Therapeutics of $2.0 million.
Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Other income	$5,438	$4,598	$840	$9,642	$9,626	$16
The increase in other income during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was attributable to favorable currency fluctuations of approximately $0.6 million and approximately $0.5 million of interest income related to our investment portfolio, partially offset by a decrease of approximately $0.3 million related to an interest income reclassification.
The increase in other income during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was attributable to favorable currency fluctuations of approximately $1.3 million, partially offset by a decrease of approximately $1.0 million of interest income related to our investment portfolio and approximately $0.3 million interest income reclassification.
Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Income tax expense	$287	$83	$204	$315	$539	$(224)
During the three and six months ended June 30, 2025 and June 30, 2024, due to the full valuation allowance on our U.S. federal and state tax assets, our income tax expense represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025. There were no material changes to our critical accounting estimates during the six months ended June 30, 2025.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $628.5 million.

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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three and six months ended June 30, 2025. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8.7 million and gross proceeds of $8.9 million before deducting sales agent commissions. As of June 30, 2025, we had $241.1 million of common stock remaining available for sale under the ATM.
As of June 30, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $462.3 million.
We believe our existing cash, cash equivalents, and marketable securities as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs, including the impact of tariffs and trade restrictions on such spending. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of June 30, 2025 include lease obligations of $169.6 million, consisting of our continuing rent obligations through December 2037, primarily for our office located in New York, New York for $131.3 million, which expires in December 2037. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$91,865	$(92,999)
Net cash (used in) provided by investing activities	(24,969)	34,657
Net cash provided by financing activities	2,427	9,612
Net increase (decrease) in cash and cash equivalents and restricted cash	$69,323	$(48,730)
Operating activities
During the six months ended June 30, 2025, operating activities provided approximately $91.9 million of cash, primarily due to changes to our operating assets and liabilities of $162.7 million driven by cash collections from the Novartis collaboration, $22.2 million of stock-based compensation, a $8.5 million non-cash loss on change in fair value of equity investments, and $1.5 million of non-cash operating expenses, depreciation, and investment accretion costs. These items were partially offset by a net loss of $103.0 million.
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
Investing activities
During the six months ended June 30, 2025, investing activities used approximately $25.0 million of cash, consisting of $24.1 million used for the purchase of marketable securities, net of maturities, and approximately $0.9 million in cash used for purchases of property and equipment.
During the six months ended June 30, 2024, investing activities provided approximately $34.7 million of cash, consisting of $42.8 million provided by marketable securities maturities, net of purchases. These items were partially offset by $5.1 million in cash used for purchases of property and equipment and $3.0 million in cash used for purchases of our equity investment in Ajax.
Financing activities
During the six months ended June 30, 2025, financing activities provided approximately $2.4 million of cash, primarily consisting of $2.5 million attributable to proceeds received upon stock option exercises.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2025. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of June 30, 2025, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss for the three and six months ended June 30, 2025 and 2024 was $43.2 million, $103.0 million, $54.0 million and $108.8 million, respectively. Our net loss for the year ended December 31, 2024 was $187.1 million. Our net income for the year ended December 31, 2023 was $40.7 million. As of June 30, 2025, we had an accumulated deficit of $628.5 million. The net income we generated in the year ended December 31, 2023 was primarily due to the $147.2 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics' initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues increased by 36% from $83.9 million in the six months ended June 30, 2024 to $114.3 million in the six months ended June 30, 2025, and decreased by 4% from $216.7 million in the fiscal year ended December 31, 2023 to $207.5 million in the fiscal year ended December 31, 2024. Although we have experienced revenue growth in certain periods, we have also experienced revenue loss in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
As of June 30, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $462.3 million. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. In June 2024, the FDA issued draft guidance outlining the general requirements for diversity action plans, or DAPs. Unlike most guidance documents issued by the FDA, the guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of diversity action plans are specified in FDA guidance. On January 27, 2025, in response to an Executive Order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. That action, along with similar actions by the Trump Administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. As of July 15, 2025, the draft DAP guidance had not been restored to the FDA’s website. Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.
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
From time to time, we may publicly disclose interim, initial, preliminary or topline data from our clinical trials, including our ongoing Phase 1 clinical trial of SGR-1505, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We will also have to make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, initial, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, interim, initial, topline and preliminary data should be viewed with caution until the final data are available.
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
For the three and six months ended June 30, 2025 and the year ended December 31, 2024, sales to customers outside of the United States accounted for approximately 38%, 44% and 45% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the changes to federal tax legislation.
Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2024, we had federal NOLs of approximately $204.5 million and state NOLs of approximately $129.5 million, which, if not utilized, generally begin to expire in 2025. As of December 31, 2024, we also had federal orphan drug credits and federal research and development tax credit carryforwards of approximately $31.3 million and state research and development tax credit carryforwards of approximately $2.7 million. Unused credits begin to expire in 2025 and generally expire over time if they remain unused. Certain of these NOLs, orphan drug credits, and research and development tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, a corporation that undergoes an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2024 and determined no such ownership change had occurred. If such an ownership change were to occur in the future, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.
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

Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the EU, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime; they will take effect on April 28, 2026. These changes were needed since the current UK requirements are based upon the now-repealed EU Clinical Trials Directive (2001/20/EC), which has been replaced by the European Clinical Trials Regulation (Regulation EU No 536/2014). Since the UK left the EU prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU member states, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations.
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
The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. In July 2024, the FDA granted Fast Track designation to SGR-2921 in patients with relapsed or refractory acute myeloid leukemia. In June 2025, the FDA granted Fast Track designation for SGR-1505 for the treatment of adult patients with Waldenström macroglobulinemia that have failed at least two lines of therapy, including a BTK inhibitor.
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
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of HHS announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA.
Further, while the FDA’s review of marketing applications and other activities for new drugs and biologics is largely funded through the user fee program established under the Prescription Drug User Fee Act, or PDUFA, it remains unclear how the administration’s reduction in force and budget cuts will impact this program and the ability of the FDA to provide guidance and review our product candidates in a timely manner. For example, while the FDA reduction in force did not reportedly specifically target FDA reviewers, many operations, administrative and policy staff that help support such reviews were affected and those losses could lead to delays in PDUFA reviews and related activities. As of July 15, 2025, there has been at least one report in which the FDA failed to meet a PDUFA goal date for approval of an NDA due to heavy workload and limited resources. In addition, while currently unclear, there is a risk that the reduction in force and budget cutbacks could threaten the integrity of the PDUFA program itself. That is because, for the FDA to obligate user fees collected under PDUFA in the first place, a certain amount of non-user fee appropriations must be spent on the process for the review of applications plus certain other costs during the same fiscal year.
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act in 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the statute.

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
The prices of prescription pharmaceuticals have been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid
In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada and a few states have passed legislation establishing working groups to examine the impact of a state importation program. Several of these states have submitted Section 804 Importation Program proposals to the FDA. In January 2024, the FDA approved Florida's plan for Canadian drug importation. Florida now has authority to import certain drugs for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 21, 2025, the FDA announced that it would offer individual states the opportunity to submit a draft proposal for pre-review and meet with the agency to obtain initial feedback from FDA prior to formally submitting their SIP proposal. The intent of these meetings is to assist states in developing their proposals by further clarifying requirements, enhancing the quality of proposals submitted to the agency and ultimately shortening the review timeline.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the OBBBA on July 3, 2025, which was signed into law on July 4, 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and other pharmaceutical companies also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. Certain of these cases are now on appeal, and on October 30, 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases. On May 8, 2025, the Third Circuit rejected AstraZeneca’s challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
More recently, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. The new Order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the Order relate to the 340B program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. The other provision directs HHS to condition grant funding to certain health centers on those centers passing through the 340B discounts they receive on insulin and injectable epinephrine products to patients who meet certain requirements. With respect to the IRA’s Medicare drug pricing program, the Order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”
Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The Order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.
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
States are also active in creating specific rules relating to the processing of personal information. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR. Because of this, we may need to engage in additional activities (e.g., data mapping) to identify the personal information we are collecting and the purposes for which such information is collected. In addition, we will need to ensure that our policies recognize the rights granted to consumers (as that phrase is broadly defined in the CCPA and can include business contact information), including granting consumers the right to opt-out of the sale of their personal information. Many other states are considering similar legislation.The California Privacy Rights Act, or the CPRA, which went into effect on January 1, 2023, significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information.
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
This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until August 12, 2025. Several countries including, among others, the European Union, Japan and the United Kingdom, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. The Trump administration has not definitively indicated the effective date for these deals. As of July 31, 2025, the 10% baseline reciprocal tariff announced in April on all countries remains in effect, in addition to the other tariffs on China (which were a minimum of an additional 20% as of July 15, 2025) and on Canada and Mexico (which were 25% as of July 15, 2025 for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal, and sales and marketing personnel, as well as software engineers and computational chemists, will also be critical to our success. In the technology industry, there is substantial and continuous competition for engineers with high levels of expertise in designing, developing, and managing software and related services, as well as competition for sales executives, data scientists, and operations personnel. Competition to hire these individuals is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous biopharmaceutical and technology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors to assist us in formulating our research and development and commercialization strategy and advancing our computational platform. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our recent reduction in workforce could impact our ability to recruit and retain highly qualified personnel. If we are unable to continue to attract and retain highly qualified personnel, our ability to pursue our growth strategy will be limited and our business would be adversely affected.
We are pursuing multiple business strategies and expect to expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our multiple business units and our growth, which could disrupt our operations.
Currently, we are pursuing multiple business strategies simultaneously, including activities in research and development, software sales, and collaborative and proprietary drug discovery. We believe pursuing these multiple business strategies offers financial and operational synergies, but these diversified operations place increased demands on our limited resources. Furthermore, we have recently experienced, and we expect to continue to experience, significant growth in the scope of our operations, particularly in the areas of drug development, clinical and regulatory affairs. To manage our multiple business units and our ongoing and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our management team’s limited attention and limited experience in managing a company with such ongoing and anticipated growth, we may not be able to effectively manage our multiple business units and the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations has led to and may continue to lead to significant costs and may divert our management and business development resources. Our management, personnel, and systems may not be adequate to support this future growth. Any inability to manage our multiple business units and growth could delay the execution of our business plans or disrupt our operations and the synergies we believe currently exist between our business units. In addition, adverse developments in one of these business units may disrupt these synergies.
Risks Related to Ownership of Our Common Stock
Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to influence all matters submitted to stockholders for approval.
As of July 30, 2025, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 49.6% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 55.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through July 30, 2025, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of July 30, 2025, we had outstanding 64,441,780 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of June 30, 2025, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Mannix Aklian, Executive Vice President, Chief Commercial Officer, Global Head of Software Sales and Marketing	Adoption (May 29, 2025)	Durable Rule 10b5-1 trading arrangement for sell-to-cover transactions relating to all equity awards that have or may be granted	Sale	Until final settlement of any covered RSU	Indeterminable (1)
Patrick Lorton, Executive Vice President, Chief Technology Officer, Chief Operating Officer, Software	Adoption (May 21, 2025)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until August 15, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 50,000 shares

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

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Seventh Amended and Restated Director Compensation Policy					X
10.2	Employment Agreement, dated May 16, 2025, by and between Schrödinger. Inc. and Richie Jain	8-K	001-39206	10.1	5/20/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: August 6, 2025	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Richie Jain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)