Form 10-Q
period 2025-09-30
Schrodinger, Inc.
filed 2025-11-05
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2025, the registrant had 64,500,510 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$172,120	$147,326
Restricted cash	9,753	15,331
Marketable securities	219,113	204,798
Accounts receivable, net of allowance for doubtful accounts of $420 and $210	29,384	235,692
Unbilled and other receivables, net of allowance for unbilled receivables of $140 and $100	28,016	19,641
Prepaid expenses	13,336	12,205
Total current assets	471,722	634,993
Property and equipment, net	20,738	24,196
Equity investments	44,382	43,208
Goodwill	4,791	4,791
Right of use assets - operating leases	105,107	111,883
Other assets	6,920	4,155
Total assets	$653,660	$823,226
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$9,218	$10,666
Accrued payroll, taxes, and benefits	27,986	42,110
Deferred revenue	82,283	111,944
Lease liabilities - operating leases	16,740	16,755
Other accrued liabilities	8,886	10,272
Total current liabilities	145,113	191,747
Deferred revenue, long-term	92,390	108,814
Lease liabilities - operating leases, long-term	94,694	101,074
Other liabilities, long-term	111	146
Total liabilities	332,308	401,781
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 64,470,221 and 63,710,409 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	645	637
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	92	92
Additional paid-in capital	981,853	946,037
Accumulated deficit	(661,317)	(525,541)
Accumulated other comprehensive income	79	220
Total stockholders' equity	321,352	421,445
Total liabilities and stockholders' equity	$653,660	$823,226
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Software products and services	$40,858	$31,884	$130,218	$100,703
Drug discovery	13,466	3,406	38,416	18,519
Total revenues	54,324	35,290	168,634	119,222
Cost of revenues:
Software products and services	11,111	8,479	37,662	23,622
Drug discovery	15,174	9,083	45,651	27,647
Total cost of revenues	26,285	17,562	83,313	51,269
Gross profit	28,039	17,728	85,321	67,953
Operating expenses:
Research and development	42,757	50,977	131,739	152,423
Sales and marketing	9,524	10,349	30,625	30,213
General and administrative	21,705	24,824	72,696	73,901
Total operating expenses	73,986	86,150	235,060	256,537
Loss from operations	(45,947)	(68,422)	(149,739)	(188,584)
Other income:
Gain (loss) on equity investments	—	—	—	—
Change in fair value of equity investments	9,691	25,459	1,175	27,763
Other income	3,623	4,737	13,265	14,363
Total other income	13,314	30,196	14,440	42,126
Loss before income taxes	(32,633)	(38,226)	(135,299)	(146,458)
Income tax expense (benefit)	162	(90)	477	449
Net loss	$(32,795)	$(38,136)	$(135,776)	$(146,907)
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.45)	$(0.52)	$(1.85)	$(2.02)
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	73,613,090	72,813,006	73,368,247	72,606,033
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(32,795)	$(38,136)	$(135,776)	$(146,907)
Changes in market value of investments, net of tax:
Unrealized gain (loss) on marketable securities	108	777	(141)	316
Comprehensive loss	$(32,687)	$(37,359)	$(135,917)	$(146,591)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2024	63,710,409	$637	9,164,193	$92	$946,037	$(525,541)	$220	$421,445
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(130)	(130)
Issuances of common stock upon stock option exercises	48,198	1	—	—	422	—	—	423
Issuance of common stock upon vesting of RSUs and PRSUs	420,395	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	11,574	—	—	11,574
Net loss	—	—	—	—	—	(59,808)	—	(59,808)
Balance at March 31, 2025	64,179,002	642	9,164,193	92	958,029	(585,349)	90	373,504
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(119)	(119)
Issuances of common stock upon stock option exercises	193,188	2	—	—	2,031	—	—	2,033
Issuance of common stock upon vesting of RSUs and PRSUs	48,709	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,627	—	—	10,627
Net loss	—	—	—	—	—	(43,173)	—	(43,173)
Balance at June 30, 2025	64,420,899	644	9,164,193	92	970,687	(628,522)	(29)	342,872
Change in unrealized gain on marketable securities	—	—	—	—	—	—	108	108
Issuances of common stock upon stock option exercises	34,850	1	—	—	320	—	—	321
Issuance of common stock upon vesting of RSUs and PRSUs	14,472	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,846	—	—	10,846
Net loss	—	—	—	—	—	(32,795)	—	(32,795)
Balance at September 30, 2025	64,470,221	$645	9,164,193	$92	$981,853	$(661,317)	$79	$321,352

Balance at December 31, 2023	62,977,316	$630	9,164,193	$92	$885,973	$(338,418)	$281	$548,558
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(353)	(353)
Issuances of common stock upon stock option exercises	41,623	—	—	—	390	—	—	390
Issuance of common stock upon vesting of RSUs and PRSUs	170,964	2	—	—	—	—	—	2
Issuance of common stock in ATM offering, net	282,963	3	—	—	7,612	—	—	7,615
Stock-based compensation	—	—	—	—	12,218	—	—	12,218
Net loss	—	—	—	—	—	(54,724)	—	(54,724)
Balance at March 31, 2024	63,472,866	635	9,164,193	92	906,193	(393,142)	(72)	513,706
Change in unrealized loss on marketable securities	—	—	—	—	—	—	(108)	(108)
Issuances of common stock upon stock option exercises	57,533	1	—	—	557	—	—	558
Issuance of common stock upon vesting of RSUs and PRSUs	50,644	—	—	—	—	—	—	—
Issuance of common stock in ATM offering, net	40,122	—	—	—	1,063	—	—	1,063
Stock-based compensation	—	—	—	—	12,808	—	—	12,808
Net loss	—	—	—	—	—	(54,047)		(54,047)
Balance at June 30, 2024	63,621,165	636	9,164,193	92	920,621	(447,189)	(180)	473,980
Change in unrealized gain on marketable securities	—	—	—	—	—	—	777	777
Issuances of common stock upon stock option exercises	52,783	1	—	—	405	—	—	406
Issuance of common stock upon vesting of RSUs and PRSUs	7,910	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	12,398	—	—	12,398
Net loss	—	—	—	—	—	(38,136)	—	(38,136)
Balance at September 30, 2024	63,681,858	$637	9,164,193	$92	$933,424	$(485,325)	$597	$449,425
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(135,776)	$(146,907)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on equity investments	—	—
Fair value adjustments of equity investments	(1,175)	(27,763)
Depreciation and amortization	4,585	4,395
Stock-based compensation	33,047	37,424
Noncash investment accretion	(2,347)	(6,260)
Loss on disposal of property and equipment	20	8
Decrease (increase) in assets:
Accounts receivable, net	206,308	52,711
Unbilled and other receivables	(8,375)	(8,418)
Reduction in the carrying amount of right of use assets - operating leases	6,776	7,914
Prepaid expenses and other assets	(3,896)	(5,314)
(Decrease) increase in liabilities:
Accounts payable	(1,302)	(5,442)
Accrued payroll, taxes, and benefits	(14,124)	1,848
Deferred revenue	(46,085)	(18,301)
Lease liabilities - operating leases	(6,395)	(7,738)
Other accrued liabilities	(1,269)	(4,412)
Net cash provided by (used in) operating activities	29,992	(126,255)
Cash flows from investing activities:
Purchases of property and equipment	(1,401)	(6,438)
Purchases of equity investments	—	(3,000)
Proceeds from disposition and sale of equity investments	—	48,798
Purchases of marketable securities	(243,707)	(187,466)
Proceeds from maturity of marketable securities	231,598	273,467
Net cash (used in) provided by investing activities	(13,510)	125,361
Cash flows from financing activities:
Proceeds from issuances of common stock upon stock option exercises	2,777	1,356
Principal payments on finance leases	(43)	(43)
Proceeds from issuance of common stock in ATM offering, net	—	8,691
Net cash provided by financing activities	2,734	10,004
Net increase in cash and cash equivalents and restricted cash	19,216	9,110
Cash and cash equivalents and restricted cash, beginning of period	162,657	161,066
Cash and cash equivalents and restricted cash, end of period	$181,873	$170,176

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$650	$847
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	16	30
Purchases of property and equipment in accrued liabilities	6	138
Acquisition of right of use assets - operating leases, contingency resolution	—	2,848
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2025 and 2024
(in thousands, except for share and per share amounts and note 3(c))
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
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, on a prospective basis, with early adoption permitted. The Company has not yet adopted ASU 2025-05 and is still evaluating the impact of the adoption on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which refines the scope of the guidance on derivatives by adding a new scope exception for certain non-exchange-traded contracts that have an underlying based on operations or activities specific to one of the parties to the contract, and (2) clarifies the interaction between the guidance on revenue from contracts with customers and the guidance on derivatives and equity investments for share-based noncash consideration from a customer for the transfer of goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company has not yet adopted ASU 2025-07 and is still evaluating the impact of the adoption on its consolidated financial statements.

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
As of September 30, 2025, one customer accounted for 47% of total accounts receivable. As of December 31, 2024, one customer accounted for 68% of total accounts receivable. As of September 30, 2025, three customers accounted for 27%, 25%, and 17% of total contract assets, respectively. As of December 31, 2024, three customers accounted for 33%, 23%, and 16% of total contract assets, respectively.
For both the three and nine months ended September 30, 2025, one customer accounted for 19% of total revenue. For both the three and nine months ended September 30, 2024, no customer accounted for more than 10% of total revenue.
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

The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Software products and services – point in time	33.4%	40.3%	35.5%	43.0%
Software products and services – over time	41.8	50.0	41.7	41.5
Drug Discovery – point in time	—	—	2.5	7.6
Drug Discovery – over time	24.8	9.7	20.3	7.9
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
The agreement with Gates Ventures, LLC provides for total additional consideration of up to $6,000. The Company recognized $2,200, $2,200, $2,000 and $2,000 of revenue related to this agreement during the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the

Company had no deferred revenue balance related to this agreement. As of September 30, 2025 and December 31, 2024, the Company had no accounts receivable related to this agreement.
In July 2024, the Company entered into a one-year agreement with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. In November 2024, the Company and the Bill & Melinda Gates Foundation entered into an amendment to the agreement to expand the original term of the agreement to April 30, 2026 and provide supplemental funds on terms similar to the original agreement. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. The Company recognized revenue of $2,731, $11,088, $1,124, and $1,124 related to these agreements during the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had deferred revenue balances related to these agreements of $2,687 and $8,484, respectively. As of September 30, 2025 and December 31, 2024, the Company had no accounts receivable related to these agreements.
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
On-premise software	$15,928	$12,250	$57,094	$48,627
Hosted software	11,585	8,814	33,585	24,077
Software maintenance	6,826	5,658	20,400	17,393
Professional services	1,589	2,038	5,852	7,482
Revenue from contracts with customers	35,928	28,760	116,931	97,579
Software contribution	4,930	3,124	13,287	3,124
Total software revenue	$40,858	$31,884	$130,218	$100,703
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
As of September 30, 2025, there were no milestones not yet achieved that were determined to be probable of achievement, and no corresponding drug discovery milestone revenue was recognized for the nine months ended September 30, 2025. As of September 30, 2024, milestones not yet achieved that were determined to be probable of achievement totaled $500, of which $500 was recognized as drug discovery milestone revenue for the nine months ended September 30, 2024.

Drug discovery contribution revenue. Drug discovery contribution revenue primarily consists of funds received under an agreement with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women's health. The initial agreement began in November 2021 and expired in September 2023. In September 2023, the Company entered into a new agreement with the Bill & Melinda Gates Foundation to perform services aimed at accelerating drug discovery in women's health that was extended through October 2025. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. As of September 30, 2025 and December 31, 2024, the Company had deferred revenue balances related to these agreements of $32 and $949, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Drug discovery services revenue from contracts with customers	$13,008	$2,813	$37,184	$17,012
Drug discovery contribution	458	593	1,232	1,507
Total drug discovery revenue	$13,466	$3,406	$38,416	$18,519
(c)Collaboration and License Agreement
Bristol Myers-Squibb. On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement, as amended, as of September 30, 2025.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company is solely responsible for the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront payment of $55.0 million in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of September 30, 2025, the Company is eligible to receive up to $482.0 million in total milestone payments related to the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of September 30, 2025, the Company has recognized $32.0 million in revenue related to milestones under this agreement.
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
During the three and nine months ended September 30, 2025 and 2024, the Company recognized $0.7, $2.0, $1.1, and $10.1 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of September 30, 2025 and December 31, 2024, there was $3.9 million and $5.9 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of September 30, 2025 and December 31, 2024, the Company had no outstanding receivables for this collaboration.
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
Novartis agreed to pay the Company an initial upfront payment of $150.0 million under the terms of the research collaboration and license agreement, and the Company is eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. As of September 30, 2025, no revenue has been recognized related to milestones under this agreement.
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
During the three and nine months ended September 30, 2025, the Company recognized $8.8 million and $22.2 million, respectively, of revenue associated with the research collaboration and license agreement. As of September 30, 2025 and December 31, 2024, there was $108.4 million and $116.7 million of deferred revenue, net of contract assets, respectively, related to the agreements, which was classified as either current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed. As of September 30, 2025 and December 31, 2024, the Company had zero and $150.0 million outstanding receivables, respectively, for this collaboration.
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
Contract balances were as follows:

	As of September 30, 2025	As of December 31, 2024
Contract assets	$28,058	$16,564
Deferred revenue, short-term:
Software products and services	35,406	75,660
Drug discovery	46,877	36,284
Deferred revenue, long-term:
Software products and services	9,646	14,393
Drug discovery	82,744	94,421
For the three and nine months ended September 30, 2025 and 2024, the Company recognized $34,182, $91,760, $16,959, and $45,199 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 47% of its September 30, 2025 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $53,241 as of September 30, 2025.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of September 30, 2025 and December 31, 2024.
The following table presents information about the Company’s assets measured at fair value as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$181,873	$—	$—	$181,873
Marketable securities	—	219,113	—	219,113
Equity investments	37,376	—	—	37,376
Total	$219,249	$219,113	$—	$438,362
The following table presents information about the Company’s assets measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$162,657	$—	$—	$162,657
Marketable securities	—	204,798	—	204,798
Equity investments	36,202	—	—	36,202
Total	$198,859	$204,798	$—	$403,657
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

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of September 30, 2025, the remaining weighted average lease term for operating and finance leases was 11 years.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the nine months ended September 30, 2025 and 2024. Additional details of the Company's operating and finance leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease costs	$4,435	$4,527	$13,513	$13,586
Cash paid for leases	4,883	5,048	13,281	13,521
Maturities of operating and finance lease liabilities as of September 30, 2025 under noncancelable leases were as follows:

Year ending December 31:
Remainder of 2025	$4,229
2026	17,240
2027	16,049
2028	14,971
2029	14,521
Thereafter	97,507
Total future minimum lease payments	164,517
Less: imputed interest	(52,971)
Present value of future minimum lease payments	111,546
Less: current portion of lease payments	16,852
Lease liabilities, long-term	$94,694
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
For the three and nine months ended September 30, 2025, the Company’s income tax expense was $162 and $477, respectively. For the three months ended September 30, 2024, the Company's income tax benefit was $90. For the nine months ended September 30, 2024, the Company's income tax expense was $449. For the three and nine months ended September 30, 2025 and 2024, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are "more likely than not" of being sustained. As of September 30, 2025, the Company had $7,707 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements. The Company does not expect a significant increase or decrease to the total amounts of unrecognized tax benefits within the next twelve months.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of September 30, 2025, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2021 and 2020, respectively. Net operating loss ("NOL") and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2024 and determined no such ownership change had occurred. If such an ownership change were to occur subsequent to December 2024, the Company's ability to use its NOLs and research and development tax credit carryforwards may be materially limited.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the business interest expense deduction to thirty percent of EBITDA, and permitting one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA is included in the Company's financial statements for the fiscal quarter ended September 30, 2025. There has been no material change to the Company's effective income tax rate or its net deferred federal income tax assets as a result of the OBBBA as the Company maintains a full valuation allowance for all U.S. deferred tax assets.
(7)    Stockholders’ Equity
(a)    Common Stock
As of September 30, 2025, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three and nine months ended September 30, 2025. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8,691 and gross proceeds of $8,868, before deducting sales agent commissions. As of September 30, 2025, the Company had $241,132 of common stock remaining available for sale under the ATM.
(b)    Limited Common Stock
As of September 30, 2025, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to the same dividend rights as holders of common stock, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company's preferred stock, if any. Holders of the Company's limited common stock have the right to convert each share of limited common stock into one share of the Company's common stock.

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
(c)    Preferred Stock
As of September 30, 2025, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company's board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of September 30, 2025, the Company's stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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
As of September 30, 2025 and December 31, 2024, there were 4,623,759 and 6,391,224 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of sales	$1,406	$1,238	$4,230	$3,733
Research and development	3,256	4,218	10,102	12,512
Sales and marketing	927	971	2,815	2,913
General and administrative	5,257	5,971	15,900	18,266
Total stock-based compensation	$10,846	$12,398	$33,047	$37,424

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
There were 9,279, 1,407,843, 28,195, and 1,217,503 RSUs granted during the three and nine months ended September 30, 2025 and 2024, respectively. The weighted average grant date fair value for each RSU granted during the three and nine months ended September 30, 2025 and 2024 was $20.04, $21.26, $20.88, and $24.92, respectively.
As of September 30, 2025, there was $45,328 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 2.81 years. During the three and nine months ended September 30, 2025 and 2024, 14,472, 468,726, 7,910, and 220,518 RSUs vested, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2025 and 2024 was $306, $10,584, $177, and $5,632, respectively.
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
In March 2025, the Company awarded to all executive officers PRSUs for a maximum of 173,438 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 115,625 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 57,813 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2025 PRSUs"). The 2025 PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718") in March 2025. 18,750 2025 PRSUs were forfeited in June 2025. The remaining 2025 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2027.
In March 2024, the Company awarded to all executive officers PRSUs for a maximum of 180,000 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 120,000 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 60,000 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2024 PRSUs"). The 2024 PRSUs were considered granted under Topic 718 in March 2024. 22,500 2024 PRSUs were forfeited in June 2025. The remaining 2024 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
In February 2023, the Company awarded to certain executive officers PRSUs for a maximum of 62,693 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 41,795 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 20,898 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2023 PRSUs"). The 2023 PRSUs were considered granted under Topic 718 in February 2023. 13,215 2023 PRSUs were forfeited in June 2025. The remaining 2023 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
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
The weighted average grant date fair value for each PRSU granted during the three and nine months ended September 30, 2025 and 2024 was zero, $21.24, zero, and $26.08, respectively. During the three and nine months ended September 30, 2025 and 2024, zero, 14,850, zero, and 9,000 PRSUs vested, respectively.
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
During the three and nine months ended September 30, 2025 and 2024, 34,850, 276,236, 52,783, and 151,939 options under the Plans were exercised for total proceeds of $321, $2,777, $406, and $1,354, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during 2025 and 2024 were calculated using an average of historical exercises. The estimated volatility for the nine months ended September 30, 2025 incorporated a calculated volatility derived from a 50/50 blended approach using the Company's own historical closing prices of its shares of common stock for the expected term of the option with the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The estimated volatility for the nine months ended September 30, 2024 incorporated a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Nine Months Ended September 30,
	2025	2024
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	69%	65%
Expected term (years)	5.33	5.31
Risk-free interest rate	3.99%	4.22%

The weighted average grant date fair value per share of options granted during the three and nine months ended September 30, 2025 and 2024 was $2.39, $12.81, $11.24, and $14.90, respectively. The intrinsic value of options exercised during the three and nine months ended September 30, 2025 and 2024 was $424, $3,691, $676, and $2,125, respectively.
As of September 30, 2025, there was $31,071 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.28 years. The fair value of shares vested during the three and nine months ended September 30, 2025 and 2024 was $4,592, $21,568, $8,125, and $31,763, respectively.
(9)    Net Loss per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(32,795)	$(38,136)	$(135,776)	$(146,907)
Denominator:
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	73,613,090	72,813,006	73,368,247	72,606,033
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.45)	$(0.52)	$(1.85)	$(2.02)
Since the Company was in a loss position for the three and nine months ended September 30, 2025 and 2024, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares subject to outstanding common stock options and unvested RSUs and PRSUs	14,620,195	13,663,287	14,620,195	13,663,287
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
The carrying value of the Nimbus investment was $2,436 as of both September 30, 2025 and December 31, 2024. The Company has no obligation to fund Nimbus' losses in excess of its initial investment.
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
As of each of September 30, 2025 and December 31, 2024, the carrying value of the Company’s investment in Ajax was $4,498.
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
During the three and nine months ended September 30, 2025, the Company reported a mark-to-market gain of $9,691 and $1,175, respectively, on the Structure Therapeutics investment. During the three and nine months ended September 30, 2024, the Company reported a mark-to-market gain of $6,318 and $4,289, respectively, on the Structure Therapeutics investment. As of September 30, 2025 and December 31, 2024, the carrying value of the Company's investment in Structure Therapeutics was $37,376 and $36,202, respectively.
(11)    Related Party Transactions
(a)    Board Member
For the three and nine months ended September 30, 2025 and 2024, the Company paid consulting fees of $109, $328, $109 and $319, respectively, to a member of its board of directors.
(b)    Bill & Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill & Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was zero, $20, $21 and $91, for the three and nine months ended September 30, 2025 and 2024, respectively.
For the three and nine months ended September 30, 2025 and 2024, the Company recognized $292, $1,003, $593, and $1,507, respectively, in drug discovery contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women's health. As of September 30, 2025 and December 31, 2024, restricted cash on hand related to the arrangement was $32 and $1,021, respectively.
For the three and nine months ended September 30, 2025 and 2024, the Company recognized $2,731, $11,088, 1,124 and $1,124 in software contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. As of September 30, 2025 and December 31, 2024, restricted cash on hand related to the arrangement was $2,687 and $8,606, respectively.

As of September 30, 2025 and December 31, 2024, the Company had no receivables due from the Bill & Melinda Gates Foundation related to any of these agreements.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The agreement with Gates Ventures, LLC currently extends through August 13, 2026 and provides for total additional consideration of up to $6,000. The Company recognized revenue of $2,200, $2,200, $2,000, and $2,000 on this agreement for the three and nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the Company had no net receivables due from Gates Ventures, LLC.
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
Certain cost items are not allocated to the Company’s reportable segments. These cost items primarily consist of non-drug discovery program related compensation and general operational expenses associated with the Company’s research and development, sales and marketing, and general and administrative activities. These costs are incurred by both segments and due to the integrated nature of the Company’s Software and Drug Discovery segments, any allocation methodology would be subjective and may not provide meaningful analysis.
Segment revenue is primarily earned in the United States and there are no intersegment revenues. Additionally, the Company reports assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.

Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment revenues:
Software	$40,858	$31,884	$130,218	$100,703
Drug discovery	13,466	3,406	38,416	18,519
Total segment revenues	54,324	35,290	168,634	119,222
Segment cost of revenues:
Software	11,111	8,479	37,662	23,622
Drug discovery	15,174	9,083	45,651	27,647
Total segment cost of revenues	26,285	17,562	83,313	51,269
Segment gross profit:
Software	29,747	23,405	92,556	77,081
Drug discovery	(1,708)	(5,677)	(7,235)	(9,128)
Total segment gross profit	28,039	17,728	85,321	67,953
Unallocated:
Research and development	(42,757)	(50,977)	(131,739)	(152,423)
Sales and marketing	(9,524)	(10,349)	(30,625)	(30,213)
General and administrative	(21,705)	(24,824)	(72,696)	(73,901)
Gain (loss) on equity investments	—	—	—	—
Change in fair value of equity investments	9,691	25,459	1,175	27,763
Other income	3,623	4,737	13,265	14,363
Income tax (expense) benefit	(162)	90	(477)	(449)
Consolidated net loss	$(32,795)	$(38,136)	$(135,776)	$(146,907)
Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$31,331	$24,622	$95,045	$78,617
EMEA	15,723	5,145	52,369	20,147
APAC	6,755	5,280	19,800	19,490
Rest of World	515	243	1,420	968
	$54,324	$35,290	$168,634	$119,222

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
In June 2025, we reported initial clinical data from our ongoing Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell malignancies. As of May 13, 2025, the data cut-off date, 49 patients were enrolled and evaluable for safety. Patients had a median of four (range two to nine) prior lines of therapy, with the most common being anti-CD20 antibodies (94%), Bruton's tyrosine kinase, or BTK, inhibitors (55%), B-cell lymphoma 2 protein, or BCL-2, inhibitors (18%), and BTK+BCL-2 inhibitors (18%). Based on the initial data, SGR-1505 was observed to be well-tolerated with no dose-limiting toxicities or deaths due to treatment-emergent adverse events, or TEAEs. Forty three percent of patients (n=21) experienced ≥ 1 any-grade treatment-related adverse event, with the most common (≥ 10%) being rash (12%) and fatigue (12%). Ten patients (20%) experienced treatment-emergent serious adverse events, or SAEs; one was treatment-related. All blood bilirubin increased TEAEs were asymptomatic, reported in patients with UGT1A1 polymorphisms and none were Grade 4. Additionally, SGR-1505 demonstrated preliminary clinical activity, and responses were observed in multiple histologies, including in patients with chronic lymphocytic leukemia and Waldenström macroglobulinemia. The overall response rate across all dose levels and patients who had at least one follow-up disease assessment or disease progression was 22% (n=10/45), with the best overall response being partial response, or PR (n=4). Two additional patients had PRs with lymphocytosis, or PR-L, and one additional patient had an independently confirmed clinical PR-L that did not meet iwCLL PR criteria. We plan to present additional clinical data from our ongoing Phase 1 clinical trial of SGR-1505 at the American Society of Hematology Annual Meeting in December 2025. We are exploring strategic opportunities to advance the clinical development of SGR-1505.

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
In August 2023, the FDA granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma. In June 2025, the FDA granted Fast Track designation for SGR-1505 for the treatment of adult patients with Waldenström macroglobulinemia that have failed at least two lines of therapy, including a BTK inhibitor. Furthermore, in October 2025, the FDA granted orphan drug designation to SGR-1505 for the potential treatment of Waldenström macroglobulinemia.
In April 2024, the FDA cleared the IND we submitted for our novel Wee1/Myt1 inhibitor, which we refer to as SGR-3515. In July 2024, we initiated dosing in a Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the first half of 2026.
In August 2025, we announced the discontinuation of the clinical development program for SGR-2921, our CDC7 inhibitor, which was being evaluated in a Phase 1 dose-escalation clinical trial in patients with relapsed/refractory acute myeloid leukemia, or AML, or high-risk myelodysplastic syndromes. Despite early evidence of monotherapy activity observed in the Phase 1 clinical trial, based on the profile observed prior to discontinuation, including two emergent events where SGR-2921 was considered to have contributed to two deaths in patients with AML, we believed the path to development as a combination therapy would be difficult to pursue.
Beyond our planned investments to complete our ongoing Phase 1 dose-escalation clinical trials of SGR-1505 and SGR-3515, we do not intend to initiate additional clinical trials or advance our other internal preclinical programs into clinical trials independently. The phasing out of independent clinical development activities and associated cost reductions, together with the restructuring of our operations we announced in May 2025, which is further described below under "—Restructuring," are expected to result in savings of approximately $70 million and further improve and enhance our operational efficiency.
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
Financial Overview; Software Revenue and Collaborations
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
We are party to an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, we are responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, of which we have recognized $32.0 million as of September 30, 2025, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See "Collaboration and License Agreement" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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
In November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025 and we are eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. No milestone revenue has been recognized as of September 30, 2025. In November 2024, we also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform. See "Collaboration and License Agreement" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to the research collaboration and license agreement.
We generated revenue of $54.3 million and $35.3 million during the three months ended September 30, 2025 and 2024, respectively, representing a year-over-year increase of 54%. Our net loss for the three months ended September 30, 2025 and 2024 was $32.8 million and $38.1 million, respectively.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and 2024
The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$40,858	$31,884	$8,974	28%	$130,218	$100,703	$29,515	29%
Drug discovery	13,466	3,406	10,060	295%	38,416	18,519	19,897	107%
Total revenues	54,324	35,290	19,034	54%	168,634	119,222	49,412	41%
Cost of revenues:
Software products and services	11,111	8,479	2,632	31%	37,662	23,622	14,040	59%
Drug discovery	15,174	9,083	6,091	67%	45,651	27,647	18,004	65%
Total cost of revenues	26,285	17,562	8,723	50%	83,313	51,269	32,044	63%
Gross profit	28,039	17,728	10,311	58%	85,321	67,953	17,368	26%
Operating expenses:
Research and development	42,757	50,977	(8,220)	(16)%	131,739	152,423	(20,684)	(14)%
Sales and marketing	9,524	10,349	(825)	(8)%	30,625	30,213	412	1%
General and administrative	21,705	24,824	(3,119)	(13)%	72,696	73,901	(1,205)	(2)%
Total operating expenses	73,986	86,150	(12,164)	(14)%	235,060	256,537	(21,477)	(8)%
Loss from operations	(45,947)	(68,422)	22,475	(33)%	(149,739)	(188,584)	38,845	(21)%
Other income:
Gain (loss) on equity investments	—	—	—	N/M	—	—	—	N/M
Change in fair value of equity investments	9,691	25,459	(15,768)	N/M	1,175	27,763	(26,588)	N/M
Other income	3,623	4,737	(1,114)	N/M	13,265	14,363	(1,098)	N/M
Total other income	13,314	30,196	(16,882)	N/M	14,440	42,126	(27,686)	N/M
Loss before income taxes	(32,633)	(38,226)	5,593	N/M	(135,299)	(146,458)	11,159	N/M
Income tax expense (benefit)	162	(90)	252	N/M	477	449	28	N/M
Net loss	$(32,795)	$(38,136)	$5,341	N/M	$(135,776)	$(146,907)	$11,131	N/M
N/M – not meaningful

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$15,928	$12,250	$3,678	30%	$57,094	$48,627	$8,467	17%
Hosted software	11,585	8,814	2,771	31%	33,585	24,077	9,508	39%
Software maintenance	6,826	5,658	1,168	21%	20,400	17,393	3,007	17%
Professional services	1,589	2,038	(449)	(22)%	5,852	7,482	(1,630)	(22)%
Revenue from contracts with customers	35,928	28,760	7,168	25%	116,931	97,579	19,352	20%
Software contribution	4,930	3,124	1,806	58%	13,287	3,124	10,163	325%
Total software products and services	40,858	31,884	8,974	28%	130,218	100,703	29,515	29%
Drug discovery
Drug discovery services	13,008	2,813	10,195	362%	37,184	17,012	20,172	119%
Drug discovery contribution	458	593	(135)	(23)%	1,232	1,507	(275)	(18)%
Total drug discovery	13,466	3,406	10,060	295%	38,416	18,519	19,897	107%
Total revenues	$54,324	$35,290	$19,034	54%	$168,634	$119,222	$49,412	41%
Software Products and Services Revenue
On-premise software. The increase in revenues for on-premise software for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily attributable to the timing and increase of renewal of multi-year customer contracts with upfront revenue recognition in the current period versus the comparable period.
Hosted software. The increase in revenues for hosted software for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due to increased spend from existing hosted customers, as well as growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over the term of the agreement.
Software maintenance. The increase in revenues for software maintenance for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due to increased spend from existing customers and fluctuations in the length of renewal periods.
Professional services. The decrease in revenues from professional services for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily related to fluctuations in the timing of progress and completion of technology and modeling service projects.
Software contribution revenue. The increase in revenues from software contribution during the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was due to the agreements with the Bill & Melinda Gates Foundation, entered into during the year ended December 31, 2024, aimed at accelerating the expansion of our computational software platform.
Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due to the Novartis collaboration services that began in November 2024, progress of existing and new collaborations, and the timing and amount of collaboration milestones recognized.

Drug discovery contribution revenue. The decrease in drug discovery contribution revenue for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024 was primarily due to fluctuations in allotted funds spent under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$11,111	$8,479	$2,632	31%	$37,662	$23,622	$14,040	59%
Gross margin	73%	73%			71%	77%
Drug discovery	15,174	9,083	6,091	67%	45,651	27,647	18,004	65%
Software products and services. The increase in cost of revenues for software products and services during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was attributable to increases of approximately $1.0 million in cloud computing expense, approximately $1.0 million in CRO expense, and approximately $0.8 million in personnel-related expense, partially offset by a decrease of approximately $0.2 million in other expenses.
The increase in cost of revenues for software products and services during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributable to increases of approximately $5.1 million in personnel-related expense, approximately $4.5 million in cloud computing expense, approximately $3.8 million in CRO expense, and approximately $0.7 million in royalty expense, partially offset by a decrease of approximately $0.1 million in other expenses.
Software products and services gross margin. Software gross margin remained unchanged during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 primarily due to an increase in software revenue, partially offset by an increase in expenses primarily related to our agreement with the Bill & Melinda Gates Foundation to accelerate the expansion of our computational software platform.
The decrease in software gross margin during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to an increase in expenses related to our agreement with the Bill & Melinda Gates Foundation to accelerate the expansion of our computational software platform, partially offset by an increase in software revenue.
Drug discovery. The increase in cost of revenues for drug discovery during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was attributable to increases of approximately $4.1 million in CRO expense, approximately $1.2 million in personnel-related expense due to proprietary programs moving to partnered programs, approximately $0.7 million in cloud computing expense, and approximately $0.5 million in other expenses, partially offset by a decrease of approximately $0.4 million in royalty expense.
The increase in cost of revenues for drug discovery during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributable to increases of approximately $8.6 million in CRO expense, approximately $4.9 million in personnel-related expense due to proprietary programs moving to partnered programs, approximately $2.4 million in cloud computing expense, approximately $0.5 million in royalty expense, and approximately $1.6 million in other expenses.

Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
External costs by program:
SGR-1505	$4,431	$2,562	$1,869	73%	$10,801	$8,885	$1,916	22%
SGR-2921	3,557	2,176	1,381	63%	8,490	6,629	1,861	28%
SGR-3515	1,911	1,514	397	26%	5,372	4,485	887	20%
Other early development candidates and unallocated costs	5,094	8,240	(3,146)	(38)%	14,807	25,341	(10,534)	(42)%
Total external costs for programs in preclinical and clinical development	14,993	14,492	501	3%	39,470	45,340	(5,870)	(13)%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	6,884	10,685	(3,801)	(36)%	23,839	31,044	(7,205)	(23)%
Facility and other	534	568	(34)	(6)%	1,659	1,565	94	6%
Total internal costs	7,418	11,253	(3,835)	(34)%	25,498	32,609	(7,111)	(22)%
All other research and development	20,346	25,232	(4,886)	(19)%	66,771	74,474	(7,703)	(10)%
Total research and development expense	$42,757	$50,977	$(8,220)	(16)%	$131,739	$152,423	$(20,684)	(14)%
The increase in external costs of $0.5 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to an increase in external research costs to support the ongoing Phase 1 clinical trials and other development activities for SGR-1505 and SGR-3515, as well as an increase in costs related to the discontinuation of the clinical development program for SGR-2921, partially offset by lower costs for our early-stage product candidates as more product candidates move to partnered programs.
The decrease in external costs of $5.9 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to a decrease in external research costs to support our early-stage product candidates as more product candidates move to partnered programs, partially offset by an increase in costs associated with the ongoing Phase 1 clinical trials and other development activities for SGR-1505 and SGR-3515, as well as an increase in costs related to the discontinuation of the clinical development program for SGR-2921.
The decrease in internal costs for programs in discovery, preclinical and clinical development of $3.8 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to a decrease in personnel-related expense as early-stage product candidates moved to partnered programs.
The decrease in internal costs for programs in discovery, preclinical and clinical development of $7.1 million during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily attributable to a decrease in personnel-related expense as early-stage product candidates moved to partnered programs.
The decrease in all other research and development expense of $4.9 million during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was attributable to decreases of approximately $3.4 million in personnel-related expense, approximately $0.5 million in cloud computing expense, approximately $0.4 million related to office facilities, approximately $0.4 million in travel and entertainment expenses, and approximately $0.2 million related to professional services, partially offset by an increase of $0.2 million in other expenses.
The decrease in all other research and development expense during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was attributable to decreases of approximately $5.1 million in personnel-related expense, approximately $0.9 million in cloud computing expense, approximately $0.8 million related to office facilities, approximately $0.4 million related to professional services, approximately $0.4 million related to travel and entertainment expenses, and approximately $0.1 million in other expenses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
Sales and marketing	$9,524	$10,349	$(825)	(8)%	$30,625	$30,213	$412	1%
The decrease in sales and marketing expense during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily attributable to decreases of approximately $0.4 million in personnel-related expense, and approximately $0.4 million in travel and entertainment expense.
The increase in sales and marketing expense during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributable to increases of approximately $0.7 million in personnel-related expense and $0.1 million in cloud computing expense, partially offset by a decrease of approximately $0.4 million in travel and entertainment expense.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in thousands)				(in thousands)
General and administrative	$21,705	$24,824	$(3,119)	(13)%	$72,696	$73,901	$(1,205)	(2)%
The decrease in general and administrative expense during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was attributable to decreases of approximately $2.3 million in personnel-related expense, approximately $1.2 million in royalties expense related to the disposition of our equity investments, and approximately $0.1 million in travel and entertainment expense, partially offset by increases of approximately $0.3 million in other expenses, approximately $0.1 million in cloud computing expense, and approximately $0.1 million in professional services expense.
The decrease in general and administrative expense during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributable to decreases of approximately $2.7 million in personnel-related expense, approximately $0.5 million in royalties expense related to the disposition of our equity investments, approximately $0.1 million in travel and entertainment expense, and approximately $0.1 million in other expenses, partially offset by increases of approximately $1.9 million in professional services expense and approximately $0.3 million in cloud computing expense.
Gain (Loss) on Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Gain (loss) on equity investments	$—	$—	$—	$—	$—	$—

There was no gain or loss on equity investments during the three and nine months ended September 30, 2025 or 2024.
Change in Fair Value of Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Change in fair value of equity investments	$9,691	$25,459	$(15,768)	$1,175	$27,763	$(26,588)
The change in fair value of equity investments during the three months ended September 30, 2025 was due to an unrealized gain on our investment in Structure Therapeutics of $9.7 million. The change in fair value of equity investments during the three months ended September 30, 2024 was due to an unrealized gain on our investment in Morphic of $19.1 million, and an unrealized gain on our investment in Structure Therapeutics of $6.3 million.
The change in fair value of equity investments during the nine months ended September 30, 2025 was due to an unrealized gain on our investment in Structure Therapeutics of $1.2 million. The change in fair value of equity investments during the nine months ended September 30, 2024 was due to an unrealized gain on our investment in Morphic of $23.5 million, and an unrealized gain on our investment in Structure Therapeutics of $4.3 million.
Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Other income	$3,623	$4,737	$(1,114)	$13,265	$14,363	$(1,098)
The decrease in other income during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was attributable to unfavorable currency fluctuations of approximately $0.8 million and a decrease of approximately $0.3 million of interest income related to our investment portfolio.
The decrease in other income during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was attributable to a decrease of approximately $1.5 million of interest income primarily related to our investment portfolio, partially offset by favorable currency fluctuations of approximately $0.4 million.
Income Tax Expense (Benefit)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$162	$(90)	$252	$477	$449	$28
During the three and nine months ended September 30, 2025 we continued to recognize a full valuation allowance on our U.S. federal and state tax assets. Our income tax expense primarily represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
During the three months ended September 30, 2024, we recognized a full valuation allowance on our U.S. federal and state tax assets. Our income tax benefit represented adjustments recognized during the quarter as a result of completion of prior year tax returns offsetting our income tax obligations in certain states and taxes in foreign jurisdictions in which we operate.
During the nine months ended September 30, 2024, we recognized a full valuation allowance on our U.S. federal and state tax assets. Our income tax expense primarily represented our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.

Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 26, 2025. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2025.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have incurred negative cash flows from operations from inception through the three months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $661.3 million.
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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three and nine months ended September 30, 2025. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8.7 million and gross proceeds of $8.9 million before deducting sales agent commissions. As of September 30, 2025, we had $241.1 million of common stock remaining available for sale under the ATM.
As of September 30, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $401.0 million.
We believe our existing cash, cash equivalents, and marketable securities as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs, including the impact of tariffs and trade restrictions on such spending. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
We plan to utilize the existing cash, cash equivalents, and marketable securities on hand primarily to fund our software and drug discovery activities. With respect to our proprietary drug discovery programs, as part of our strategy we may choose to advance them into preclinical development ourselves, advance ongoing clinical trials, enter into collaborations to co-develop them with leading industry partners, or out-license them to maximize their clinical and commercial opportunities.
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
Our contractual obligations as of September 30, 2025 include lease obligations of $164.5 million, consisting of our continuing rent obligations through December 2037, primarily for our office located in New York, New York for $128.9 million, which expires in December 2037. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$29,992	$(126,255)
Net cash (used in) provided by investing activities	(13,510)	125,361
Net cash provided by financing activities	2,734	10,004
Net increase in cash and cash equivalents and restricted cash	$19,216	$9,110
Operating activities
During the nine months ended September 30, 2025, operating activities provided approximately $30.0 million of cash, primarily due to changes to our operating assets and liabilities of $131.7 million driven by cash collections from the Novartis collaboration, $33.0 million of stock-based compensation, and $2.3 million of non-cash operating expenses, depreciation, and investment accretion costs. These items were partially offset by a net loss of $135.8 million and a $1.2 million non-cash gain on change in fair value of equity investments.
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
Investing activities
During the nine months ended September 30, 2025, investing activities used approximately $13.5 million of cash, consisting of $12.1 million used for the purchase of marketable securities, net of maturities, and approximately $1.4 million in cash used for purchases of property and equipment.
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
Financing activities
During the nine months ended September 30, 2025, financing activities provided approximately $2.7 million of cash, primarily attributable to proceeds received upon stock option exercises.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2025. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of September 30, 2025, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss for the three and nine months ended September 30, 2025 and 2024 was $32.8 million, $135.8 million, $38.1 million and $146.9 million, respectively. Our net loss for the year ended December 31, 2024 was $187.1 million. Our net income for the year ended December 31, 2023 was $40.7 million. As of September 30, 2025, we had an accumulated deficit of $661.3 million. The net income we generated in the year ended December 31, 2023 was primarily due to the $147.2 million cash distributions we received from Nimbus Therapeutics, LLC, or Nimbus, on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics' initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own proprietary drug discovery programs. We have no drug products approved or licensed for commercial sale, and as such, have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year and you should not rely upon the results of any quarterly or annual periods as indications of future results. We anticipate that our expenses will increase substantially if and as we:
•continue to invest in and develop our computational platform and software solutions;
•continue our research and development efforts for our proprietary drug discovery programs;
•conduct preclinical studies and conduct clinical trials for any of our product candidates;
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues increased by 41% from $119.2 million in the nine months ended September 30, 2024 to $168.6 million in the nine months ended September 30, 2025, and decreased by 4% from $216.7 million in the fiscal year ended December 31, 2023 to $207.5 million in the fiscal year ended December 31, 2024. Although we have experienced revenue growth in certain periods, we have also experienced revenue loss in certain periods, we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our proprietary drug discovery programs, initiate or progress preclinical and Investigational New Drug, or IND,-enabling studies, progress clinical trials and invest in the further development of our computational platform. In addition, if we decide to complete clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company, as compared to when we were a private company.
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
As of September 30, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $401.0 million. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
Research programs to identify new product candidates require substantial technical, financial, and human resources. As an organization, we are advancing SGR-1505, our clinical-stage MALT1 inhibitor, and SGR-3515, our clinical-stage Wee1/Myt1 inhibitor, and we may fail to identify additional product candidates for development. Similarly, a key element of our business plan is to expand the use of our computational platform through an increase in software sales and drug discovery collaborations. A failure to demonstrate the utility of our platform by successfully using it ourselves to discover internal product candidates could harm our business prospects.
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
We rely and expect to continue to rely on third parties to synthesize any molecules with therapeutic potential that we discover, including SGR-1505 and SGR-3515. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us to progress viable product candidates for IND submissions or the necessary clinical trials and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. The facilities of these third parties may also be affected by natural disasters, such as floods or fire, or geopolitical developments, such as tariffs and trade restrictions, or public health pandemics or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.
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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other "pivotal study" of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. The legislation directs the FDA to issue new guidance on DAPs. In June 2024, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act and ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to the FDA’s website with a statement that "information on this page may be modified and/or removed in the future subject to the terms of the court's order and implemented consistent with applicable law.". Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of marketing applications.
In addition, the regulatory landscape related to clinical trials in the European Union recently evolved. The EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive applied until January 31, 2025. Additionally, sponsors were still permitted to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. Beginning January 31, 2025, all ongoing trials are subject to the provisions of the CTR.
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
We rely on, and plan to continue to rely on, third-party contract research organizations, or CROs, in addition to other third parties such as research collaboratives and consortia, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing, planned and future clinical trials, including for SGR-1505 and SGR-3515. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
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
Furthermore, third parties on whom we rely may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised, our clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.
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
If serious adverse events or undesirable side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We, the FDA, comparable foreign regulatory authorities or an independent institutional review board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. For example, in August 2025, we announced the discontinuation of the clinical development program for SGR-2921, our CDC7 inhibitor, which was being evaluated in a Phase 1 dose-escalation clinical trial in patients with relapsed/refractory acute myeloid leukemia, or AML, or high-risk myelodysplastic syndromes. Despite early evidence of monotherapy activity observed in the Phase 1 clinical trial, based on the profile observed prior to discontinuation, including two emergent events where SGR-2921 was considered to have contributed to two deaths in patients with AML, we believed the path to development as a combination therapy would be difficult to pursue.
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
For the three and nine months ended September 30, 2025 and the year ended December 31, 2024, sales to customers outside of the United States accounted for approximately 42%, 44%, and 45% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
Our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others or may license from others, particularly patents, in the United States and other countries with respect to any proprietary technology and product candidates we develop, including SGR-1505 and SGR-3515, and any trade secrets and know-how relevant to our product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our technology and any product candidates we may develop that are important to our business and by in-licensing intellectual property related to our technology and product candidates. If we are unable to obtain or maintain patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations, and prospects could be materially harmed.
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
Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments, to the Federal Food, Drug and Cosmetic Act, or FDCA, a company may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a company may also submit a new drug application, or NDA, under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the sponsor and for which the sponsor has not obtained a right of reference. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the European Union, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime, which will take effect on April 28, 2026. In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. Since the UK left the European Union prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. The proposed revisions remain to be agreed and adopted by the European Parliament and European Council and the proposals may therefore be substantially revised before adoption, which is not anticipated before early 2026. The revisions may, however, have a significant impact on the pharmaceutical industry and our business in the long term. On June 4, 2025, after almost two years of negotiations among the EU member states, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. This proposal will now be the subject of additional negotiations and technical meetings, with the objective of reaching agreement on issues such as the regulatory data protection framework and the access and supply obligations. At this point, it appears that the period of market exclusivity for innovator products may be reduced from two years to one, exclusions from patent infringement for studies and trials will likely expand, and there will be a new obligation to ensure sufficient supply of medicines.
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
In 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA, which, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by the FDA.
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 (Catalyst Pharms., Inc. v. Becerra) finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, the FDA announced that, in matters beyond the scope of that court order, the FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved. More recently, however, in February 2025, a federal district court fully embraced the reasoning of the Catalyst decision in another decision challenging the scope of orphan drug exclusivity. On April 17, 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
Additionally, if any product candidates we may develop receive marketing approval, the FDA could require us to adopt risk evaluation and mitigation strategies, or REMS, to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the product for distribution to patients and a communication plan to healthcare practitioners. Furthermore, if we or others later identify undesirable side effects caused by our product candidate, several potentially significant negative consequences could result, including:
•regulatory authorities may suspend or withdraw approvals of such product candidate;
•regulatory authorities may require additional warnings on the label;
•we may be required to change the way a product candidate is administered or conduct additional clinical trials;
•we could be sued and held liable for harm caused to patients; and
•our reputation may suffer.
Finally, our ability to develop and market new drug products may be impacted by litigation challenging the FDA’s approval of another company’s drug product. In April 2023, the U.S. District Court for the Northern District of Texas invalidated the approval by the FDA of mifepristone, a drug product which was originally approved in 2000 and whose distribution is governed by various measures adopted under a REMS. The Court of Appeals for the Fifth Circuit declined to order the removal of mifepristone from the market but did hold that plaintiffs were likely to prevail in their claim that changes allowing for expanded access of mifepristone, which the FDA authorized in 2016 and 2021, were arbitrary and capricious. In June 2024, the Supreme Court reversed that decision after unanimously finding that the plaintiffs (anti-abortion doctors and organizations) did not have standing to bring this legal action against the FDA. On October 11, 2024, the Attorneys General of three states (Missouri, Idaho and Kansas) filed an amended complaint in the district court in Texas challenging FDA’s actions. On January 16, 2025, the district court agreed to allow these states to file an amended complaint and continue to pursue this challenge. Thereafter, on September 30, 2025, the district court declined to dismiss the case and, instead, transferred it to federal district court in the Eastern District of Missouri. Depending on the outcome of this litigation, our ability to develop new drug product candidates and to maintain approval of existing drug products could be delayed, undermined or subject to protracted litigation.
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
For example, the recent loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA.
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
In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown continues to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions and could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
On October 1, 2025, the date the federal government shutdown, the FDA issued a public notice stating that FDA operations would continue to the extent permitted by law, such as activities necessary to address imminent threats to the safety of human life and activities funded by carryover user fee funds. The FDA will not be able to accept any regulatory submissions for fiscal year 2026 that require a fee payment and that are submitted during the lapse period.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. With passage of the OBBBA in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.
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
Further, on May 12, 2025, President Trump issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, on May 20, 2025, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the reference foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. Second, HHS indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product, or GDP, per capita of at least 60% of the U.S. GDP per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and are likely to result in litigation if the administration pursues an MFN regulatory pricing requirement.
On July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the United States. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.”
On September 30, 2025, the Trump administration announced that Pfizer had agreed to base its pharmaceutical prices in the United States on MFN pricing. According to a White House fact sheet, the agreement “will provide every State Medicaid program in the country access to MFN drug prices” on the company’s products and requires the company “to offer medicines at a deep discount off the list price when selling directly to American patients.” Pfizer indicated that the agreement “provides certainty from tariffs” and that the company “will also participate in a direct purchasing platform, TrumpRx.gov, that will allow American patients to purchase medicines … at a significant discount.” Thereafter, on October 10, 2025, another pharmaceutical company, AstraZeneca, announced that it also had reached an agreement with the Trump administration to lower prices for "eligible patients with prescriptions for chronic diseases" in the United States and that it will participate in the TrumpRx direct-to-patient marketing website.
In addition, the release of the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a proposed rule by the CMS, is currently pending review at the Office of Information and Regulatory Affairs within the Office of Management and Budget. Once released, the GLOBE Model proposed rule will provide further insight into how the Trump administration is seeking to advance drug pricing policy and provide an opportunity for interested parties to submit public comment as part of the rulemaking process. The implications and consequences of these actions and subsequent actions by the Trump administration to compel an MFN regulatory pricing requirement in the United States continue to remain unclear and uncertain and could ultimately result in litigation.
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
In addition, the EU Data Act, which became effective on September 12, 2025, imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. We will be required to provide more flexible termination rights to certain software subscription customers in the European Union, including on multi-year contracts, which could have an adverse effect on our results of operations as we account for the increased flexibility in such contracts. We will also incur costs to comply with the EU Data Act, and we may become subject to substantial fines or civil litigation for noncompliance. Depending on how the EU Data Act and any similar laws are implemented and interpreted, we may have to further adapt our business practices, services and contractual arrangements to comply with such obligations.
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
We will also need to carefully navigate the current administration’s implementation of the FCPA and related statutes. On February 10, 2025, President Trump issued an executive order directing the Attorney General to review the guidelines and policies governing FCPA investigations and enforcement actions. Per the executive order, this review will result in new Department of Justice FCPA guidelines intended to enhance American economic competitiveness and to safeguard national security interests. During the 180-day review period, any new FCPA investigations and enforcement actions are to be suspended absent authorization from the Attorney General, and all existing FCPA investigations and enforcement actions will be reviewed. Additionally, after the Attorney General issues revised guidelines, the executive order directs her to assess whether “remedial measures” related to past FCPA actions are warranted.
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
This past spring, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the United States and China reached a framework agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 11, 2025. Since the April announcement, several countries including, among others, the European Union, Japan, South Korea and the United Kingdom, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico, and a few other countries. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 20%. For Canada and Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico, and effective August 1, 2025, was increased to 35% on imports from Canada that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.
Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Trump administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump administration.
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
In addition, in 2024, the U.S. Congress considered legislation referred to as the BIOSECURE Act. If the legislation had been enacted into law, it would have prohibited, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies, possibly including WuXi entities. On October 9, 2025, the U.S. Senate passed a revised version of the BIOSECURE legislation as part of its National Defense Authorization Act for FY 2026. Instead of specifying particular Chinese entities for restrictions, the Senate bill would initially target biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States. This list currently includes BGI Group, BGI Genomics Co., Ltd., Forensic Genomics International, and MGI Tech Co., Ltd., but does not include WuXi entities. The legislation would allow for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time. The U.S. House of Representatives has passed a version of the bill that does not contain similar biotechnology provisions, so it is not currently known whether the House or Senate language or other language or neither may become law.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates, affect the demand for our product candidates (if and when approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. We cannot yet predict the effect of the recently imposed U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
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
As of October 29, 2025, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 51.2% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 57.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through October 29, 2025, the intraday price of our common stock has fluctuated from a low of $15.85 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of October 29, 2025, we had outstanding 64,500,510 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of September 30, 2025, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Ramy Farid, President and Chief Executive Officer	Adoption (September 2, 2025)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until April 30, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 86,000 shares
Yvonne Tran, Executive Vice President, Chief Legal Officer and Chief People Officer	Adoption (August 19, 2025)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until August 1, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 62,000 shares
Robert Abel, Executive Vice President, Chief Scientific Officer, Platform	Adoption (August 25, 2025)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted	Sale	Until the earlier of final vesting of RSUs or March 29, 2029	Indeterminable (1)

(1)The number of shares subject to covered RSUs that will be sold to satisfy applicable tax withholding obligations upon vesting is unknown as the number will vary based on the extent to which vesting conditions are satisfied and the market price of our common stock at the time of vesting. This trading arrangement, which applies to RSUs whether vesting is based on the passage of time and/or the achievement of performance goals, provides for the automatic sale of shares that would otherwise be issuable on each vesting date of a covered RSU in an amount sufficient to satisfy the applicable withholding obligation, with the proceeds of the sale delivered to us in satisfaction of the applicable withholding obligation.

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Consultant Agreement, dated July 1, 1999, between Schrödinger, Inc. and Richard A. Friesner, as amended					X
10.2	Separation and Release of Claims Agreement, dated as of September 5, 2025, by and between Schrödinger, Inc. and Geoffrey Porges.	8-K	001-39206	10.1	9/8/2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: November 5, 2025	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	By:	/s/ Richie Jain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)