Form 10-K
period 2025-12-31
Schrodinger, Inc.
filed 2026-02-25
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,124,429,157 based upon the closing sale price of the registrant’s common stock on that date.
As of February 18, 2026, the registrant had 64,660,908 shares of common stock and 9,164,193 shares of limited common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2026 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2025. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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
•our reliance on key personnel and our ability to identify, recruit, and retain skilled personnel; and
•the potential impact of geopolitical and global economic developments, including tariffs, trade restrictions, regulatory pricing requirements, and public health epidemics or pandemics.
We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions, and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report, particularly in "Risk Factor Summary" and Part I, Item 1A. "Risk Factors" below, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Moreover, we operate in a competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, in-licensing arrangements, joint ventures, or investments we may make or enter into.
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

RISK FACTOR SUMMARY
Our business is subject to a number of risks of which you should be aware before making an investment decision. Below we summarize what we believe are the principal risk factors, but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled "Risk Factors", together with the other information in this Annual Report.
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
•We are pursuing multiple business strategies and may expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our multiple business units and our growth, which could disrupt our operations.
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
We offer our customers a variety of software solutions that accelerate all stages of molecule discovery, design, and optimization. In 2025, all of the top 20 pharmaceutical companies, measured by 2024 revenue, which we refer to as our top 20 pharma industry cohort, licensed our solutions, accounting for $73.7 million, or 37%, of our software revenue and $80.8 million, or 41%, of our annual contract value, or ACV, in 2025. The widespread adoption of our software, supported by our global team of sales, technical, and scientific personnel, has driven growth in our software business. Our ability to expand within our customer base is demonstrated by the increasing average ACV from our commercial customers with an ACV of over $1.0 million. For the year ended December 31, 2025, we had 27 commercial customers with an ACV of at least $1.0 million compared to 29 such customers for the year ended December 31, 2024. The average ACV per commercial customer with an ACV of over $1.0 million grew to $3.9 million for the year ended December 31, 2025 compared to $3.3 million for the year ended December 31, 2024. We believe the scaling up among the largest customers within our commercial customer cohort demonstrates that companies are increasingly recognizing the power and appreciating the scientific and financial benefits of using our platform at scale and the continued value of our platform. Our commercial customer cohort includes all of our customers purchasing our computational software solutions for commercial use, excluding government and academic institutions and customers from which we derive contribution revenue. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Change in Key Operating Metrics" for additional information regarding these operating metrics, including ACV and our industry and customer cohorts.
We also leverage our platform and capabilities across a portfolio of collaborative and proprietary drug discovery programs spanning a wide range of disease targets and indications. Our drug discovery group, which we refer to as the Schrödinger therapeutics group, is comprised of a multidisciplinary team of experts in protein science, biochemistry, biophysics, medicinal and computational chemistry, and discovery scientists with expertise in preclinical and early clinical development. We have entered into drug discovery collaborations with biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutic areas, including programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immuno-oncology, cardiopulmonary disease, CNS diseases, and tuberculosis. When we engage in drug discovery with these collaborators, we typically provide access to our platform and platform experts who assist the drug discovery collaborator in identifying molecules that have activity against one or more specified protein targets. Our collaboration agreements typically include upfront consideration, discovery, development, commercial and regulatory milestones, and royalties from future sales of commercialized products. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. We also rely on collaborators for the development and potential commercialization of product candidates we discover internally when we believe it will help maximize clinical and commercial opportunities for the product candidate.
For example, in November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. We are eligible to receive up to $2.272 billion in total milestones across the initial programs, of which no milestone revenue has been recognized as revenue as of December 31, 2025, as well as a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid-single-digits to low double-digits, subject to certain specified reductions. See "—Collaboration Agreement with Novartis Pharma AG" for additional information relating to this agreement. We also entered into a three-year software agreement with Novartis that substantially increased Novartis' access to our computational predictive modeling technology and enterprise informatics platform.
In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. In June 2022, the U.S. Food and Drug Administration, or the FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. We have initiated dosing in a Phase 1 clinical trial of SGR-1505, which is designed as an open-label, multi-center dose escalation trial in patients with relapsed or refractory B-cell malignancies. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose, maximum administered dose and/or recommended dose of SGR-1505. Backfill cohorts evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to support the recommended dose.
In March 2024, we also submitted an IND to the FDA for our novel Wee1/Myt1 inhibitor, which we refer to as SGR-3515, and the FDA cleared the IND in April 2024. We have initiated dosing in a Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability, and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the second quarter of 2026.
We plan to explore strategic partnerships for the SGR-1505 and SGR-3515 programs to advance the development of these programs beyond our ongoing Phase 1 clinical trials.
In August 2025, we announced the discontinuation of the clinical development program for SGR-2921, our CDC7 inhibitor, which was being evaluated in a Phase 1 dose-escalation clinical trial in patients with relapsed/refractory acute myeloid leukemia, or AML, or high-risk myelodysplastic syndromes. Despite early evidence of monotherapy activity observed in the Phase 1 clinical trial, based on the profile observed prior to discontinuation, including two emergent events where SGR-2921 was considered to have contributed to two deaths in patients with AML, we determined the path to development as a combination therapy would be difficult to pursue.
For the year ended December 31, 2025, we generated total revenue of $255.9 million and had a net loss of $103.3 million.
Strategy
Our mission is to improve human health and quality of life by transforming the way therapeutics and materials are discovered. We aim to do this by:
•Advancing the science that underlies our computational platform: We are the leader in the field of physics-based computational drug discovery, and we believe our computational platform is far ahead of that of our nearest competitors. We intend to maintain our industry-leading position by introducing new capabilities and refining our software to further strengthen our technology and advance the science underlying our platform. For example, in 2024, we launched an initiative to expand our computational platform to predict toxicology risk early in drug discovery, which is being funded by $19.5 million in grants from the Bill & Melinda Gates Foundation. We continue to advance our predictive toxicology initiative and have made the beta version available to customers, which encompasses approximately 50 representative kinases in addition to multiple key anti-targets. The goal of this initiative is to develop a computational solution designed to improve the properties of drug development candidates and reduce the risk of development failure associated with binding to off-target proteins, which can be associated with serious side effects. We expect to launch our predictive toxicology solution commercially and make it available more broadly to our customers during 2026.
•Growing and expanding our software business: We have experienced steady growth in our software business, achieving $199.5 million in revenue in 2025, an increase of 11% compared to 2024. In addition, ACV was $198.5 million in 2025, a 4% increase compared to 2024, reflecting continued adoption of our software solutions by the biopharmaceutical industry. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future growth.
▪Advancing our collaborative programs: We intend to continue to work with our collaborators on advancing our collaborative programs through discovery research stages. Our collaboration agreements typically include upfront consideration, discovery, development, commercial and regulatory milestones, and royalties from future sales of commercialized products. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. We achieved drug discovery revenue of $56.4 million in 2025. We also benefit from our equity positions in certain of our collaborators. For example, in 2024, we received $47.6 million for the equity stake that we owned in Morphic Holding, Inc., or Morphic, one of our drug discovery collaborators and co-founded companies, in connection with Morphic's acquisition by Eli Lilly and Company, or Lilly, for approximately $3.2 billion.
▪Progressing our proprietary drug discovery programs: We plan to progress the development of our proprietary drug discovery programs, including SGR-1505 and SGR-3515, and continue to advance new programs where we can leverage our computational platform to identify novel molecules. As we progress these programs, we plan to strategically evaluate on a program-by-program basis advancing them into and through preclinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their development, clinical and commercial potential. Beyond our planned investments to complete our ongoing Phase 1 dose-escalation clinical trials of SGR-1505 and SGR-3515, we do not intend to initiate additional clinical trials or advance our other proprietary preclinical programs into clinical trials independently. We plan to explore strategic partnerships for the SGR-1505 and SGR-3515 programs to advance the development of these programs beyond our ongoing Phase 1 clinical trials.
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
Our Platform
Over the past several decades since our founding in 1990, and with the concerted effort of hundreds of our scientists and software engineers, we have developed a computational platform that is capable of predicting critical properties of molecules with a high degree of accuracy. We have built our platform on a foundation of rigorous, physics-based methods, combined with the rapid data processing and scaling advantages of machine learning, that together provide a significant advantage over traditional methods. We believe that physics-based simulation has reached an inflection point as a result of the increased availability of massive computing power, combined with a more sophisticated understanding of models and algorithms and the growing availability of high-resolution protein structures.
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
Software Business
Overview
We are the leading provider of computational software solutions for drug discovery to the biopharmaceutical industry. In 2025, all of the top 20 pharmaceutical companies, measured by 2024 revenue, which we refer to as our top 20 pharma industry cohort, licensed our solutions, accounting for $73.7 million, or 37%, of our software revenue and $80.8 million, or 41%, of our ACV in 2025. Additionally, in 2025, our software was used by researchers around the world at more than 1,750 academic institutions. The widespread adoption of our software is supported by our global team of sales, technical, and scientific personnel. Our direct sales operations span across the United States, the European Union, United Kingdom, Japan, India, and South Korea, and we have sales distributors in other important markets, including China.
We have a diverse and large existing customer base, ranging from startup biotechnology companies to the largest global pharmaceutical companies as well as an increasing number of materials science customers. We continue to expand our customer base as we provide education and information to increase the awareness of the potential of our computational platform across different industries. Our ACV was $198.5 million and $190.8 million for the years ended December 31, 2025 and 2024, respectively. The figures below show our ACV for each of the past two fiscal years based on customer and industry cohorts:

Our top 20 pharma industry cohort had an ACV of $80.8 million in 2025 compared to $70.0 million in 2024, and our commercial customer cohort had an ACV of $177.4 million in 2025 compared to $165.8 million in 2024. We believe there is a significant opportunity to continue to expand the adoption of our platform within our existing customer base. For the year ended December 31, 2025, we had 27 commercial customers with an ACV of at least $1.0 million compared to 29 such customers for the year ended December 31, 2024. Two of the 29 commercial customers with an ACV of at least $1.0 million for the year ended December 31, 2024 were acquired prior to the end of 2025. The average ACV per commercial customer with an ACV of over $1.0 million grew to $3.9 million for the year ended December 31, 2025 compared to $3.3 million for the year ended December 31, 2024. We believe biopharmaceutical companies are increasingly recognizing and appreciating the scientific and financial benefits of using our platform at scale and the continued value of our platform. For example, in November 2024, we entered into an expanded, three-year, software agreement with Novartis, which is more fully described in "—Collaboration Agreements." The three-year agreement substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform to industry-leading scale.
Furthermore, we believe our sales and marketing approach and the quality of our software solutions result in high retention with our commercial customers, our largest customer cohort. This is demonstrated by our gross and net dollar retention rate for our commercial customers. For the years ended December 31, 2025 and 2024, our gross dollar retention rate for our commercial customers was 96%. Our net dollar retention rate for our commercial customers was 100% for the year ended December 31, 2025, compared to 113% for the year ended December 31, 2024. We believe our high gross retention rate for our commercial customer cohort coupled with our ability to expand our customers’ use of our software will continue to drive growth.
See "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Performance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Change in Key Operating Metrics" for additional information regarding these metrics, including ACV, customer cohorts, and gross and net dollar retention rate.
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
◦RetroSynth, newly developed and released in the first quarter of 2026, is a machine learning-based retrosynthetic analysis method that can be used to determine synthetic routes for virtual compounds ideated either by project teams or de novo design compound ideation systems, such as AutoDesigner. In addition to determining synthetic routes, RetroSynth is also capable of assessing ease of synthesis, which enables project teams to directly balance anticipated costs and timelines associated with compound synthesis versus the expected value of the compounds, as assessed by FEP+ and DeepAutoQSAR.

•Software Solutions Used Throughout the Drug Discovery Process:
◦LiveDesign is our user-friendly enterprise informatics solution that enables interactive and collaborative molecule design, aggregation and sharing of data, and end-to-end discovery project coordination between chemists, modelers, and biologists. LiveDesign Biologics is our informatics solution for drug discovery teams designing biologics, which builds upon our LiveDesign offering. LiveDesign is also complemented by our separate product LiveDesign Machine Learning, which provides a central hub to train and utilize machine learning methods in LiveDesign, including DeepAutoQSAR and RetroSynth. In January 2026, we announced that Lilly TuneLab, a platform launched by Lilly will be made available in LiveDesign, allowing participating biotechnology companies to access TuneLab workflows.
◦Maestro is our user-friendly modeling environment, which allows expert modelers to utilize our advanced modeling solutions.

Furthermore, in 2024, we launched our predictive toxicology initiative and have made the beta version available to customers, which encompasses approximately 50 representative kinases in addition to multiple key anti-targets. The goal of this initiative is to develop a computational solution designed to improve the properties of drug development candidates and reduce the risk of development failure associated with binding to off-target proteins, which can be associated with serious side effects. We expect to launch our predictive toxicology solution commercially and make it available more broadly to our customers during 2026.

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
We also collaborate with a number of materials science companies to help accelerate the discovery and development of new materials. For example, in 2023, we entered into a research collaboration with Copernic Catalysts, Inc. to help accelerate the discovery and development of sustainable catalysts for applications in e-fuels and bulk chemicals.
Drug Discovery Business
Overview
We are using our computational platform in both our collaborative and proprietary drug discovery programs. The figure below illustrates the advantages in time, cost, and molecule quality of our computational drug design approach over traditional drug discovery approaches.
Our collaboration agreements typically include upfront consideration, discovery, development, commercial and regulatory milestones, and royalties from future sales of commercialized products. We generate drug discovery revenue through the performance of specified research and development activities under our collaboration agreements and upon the achievement of discovery and development milestones, and we have the potential to generate drug discovery revenue from commercial and regulatory milestones, option fees, and royalties under our collaboration agreements. As of December 31, 2025, we had 20 active collaborative drug discovery programs. We define an active collaborative drug discovery program as a program that we are actively progressing for, or together with, a collaborator of ours, or a program that our collaborator is progressing and which we are eligible to receive milestone payments, option fees, and/or future royalties. Furthermore, as of December 31, 2025, we had an aggregate of 16 collaborative programs for which we were eligible to receive future royalties on commercial sales, if any, of collaborative programs that receive marketing approval compared to 13 programs as of December 31, 2024.
We track the aggregate number of collaborators which we have collaborated with, or partnered with, for drug discovery and development since 2018, and as of December 31, 2025, we have had 20 collaborators. The number of collaborators is a cumulative number and we only include those collaborations from which we have derived revenue since the fiscal year ended December 31, 2018.
While our drug discovery revenue-generating collaborations are an important component of our business, our strategy is also to advance new programs where we can leverage our computational platform to identify novel molecules. We evaluate our proprietary drug discovery programs individually to determine the advisability of advancing them into and through preclinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing programs to maximize their development, clinical and commercial potential. We also plan to continue to evaluate new collaborative programs that fit our selection criteria and where the collaborator’s particular expertise, resources or intellectual property has the potential to create substantial value. Beyond our planned investments to complete our ongoing Phase 1 dose-escalation clinical trials of SGR-1505 and SGR-3515, we do not intend to initiate additional clinical trials or advance our other proprietary preclinical programs into clinical trials independently. We plan to explore strategic partnerships for the SGR-1505 and SGR-3515 programs to advance the development of these programs beyond our ongoing Phase 1 clinical trials.
Our Drug Discovery Collaborations
Over the last decade, leveraging our platform and expertise, we have steadily developed a portfolio of drug discovery collaborative programs. We have entered into a number of collaborations with leading biopharmaceutical companies under which our collaborators are pursuing research in a number of therapeutics areas, including without limitation, various programs in oncology, antifungal diseases, fibrosis, inflammatory bowel disease, metabolic disease, autoimmune disease, immuno-oncology, cardiopulmonary disease, CNS diseases, and tuberculosis. Many of these programs are pursuing novel molecules for targets where a low-dose small molecule inhibitor or activator with optimal drug-like properties has been difficult to achieve or where selectivity for the target of interest has been difficult to achieve relative to other proteins. We have developed our pipeline of collaborative programs by selectively entering into drug discovery collaborations with leading biopharmaceutical companies. Among the factors that we use to embark on collaborations are whether the targets are well-validated, have high therapeutic potential, and are amenable to the strengths of our computational platform, and whether or not the collaborator brings complementary capabilities, all of which we believe contribute to an increased probability of success. Certain of these programs have provided us with significant income and have the potential to produce additional milestone payments, option fees, and royalties in the future.
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
Collaboration Agreements
Our current collaborators include, but are not limited to, Ajax Therapeutics, Inc., BMS, Bright Angel Therapeutics Inc., Lilly, Novartis, Otsuka Pharmaceutical Co., Ltd., or Otsuka, Sanofi S.A., and Structure Therapeutics Inc. (formerly ShouTi, Inc.). Our opportunity to receive further potential revenues from any of the programs under these collaborations is generally limited to research funding payments, development, regulatory, and commercial milestones, option fees, and royalties on commercial sales, if any.
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
Equity Stakes. We have received equity consideration in certain of our collaborators, and from time to time, we have also made additional equity investments in certain of these collaborators. Unless otherwise noted, the following table presents our equity stakes in collaborators on an issued and outstanding basis as of December 31, 2025:

Company	Ownership %
Ajax Therapeutics, Inc.	5.8%
Apollo, LLC (1)	7.9%
Bright Angel Therapeutics Inc.	31.5%
Lakshmi, LLC (2)	5.3%
Nimbus Therapeutics, LLC (3)	1.1%
Structure Therapeutics Inc. (4)	1.6%
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
(3)On a fully diluted basis
(4)Based on the number of ordinary shares outstanding as of October 31, 2025, as reported on Structure Therapeutics Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, as filed with the Securities and Exchange Commission, or SEC, on November 6, 2025.
From time to time, we may also receive distributions on account of our equity stakes in our collaborators. For example, in February 2023, Nimbus Therapeutics, LLC, or Nimbus, announced the closing of the acquisition by Takeda of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 program, which includes the TYK2 inhibitor, NDI-034858, which is being evaluated for the treatment of multiple immune-mediated diseases following positive results from the Phase 2b clinical trial in psoriasis. We received an aggregate of $147.2 million in cash distributions related to the Takeda acquisition in 2023. Furthermore, in 2024, we received $47.6 million for the equity stake that we owned in Morphic, one of our drug discovery collaborators and co-founded companies, in connection with Morphic's acquisition by Lilly for approximately $3.2 billion.
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
In addition to the collaborations described above, we also have collaboration agreements with BMS, Otsuka, Novartis, and Lilly which are described below:
BMS. In November 2020, we entered into an exclusive, worldwide collaboration and license agreement with BMS pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. Under the agreement, we were initially responsible, at our own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, we and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement. Under the terms of the agreement, we received a $55.0 million upfront payment from BMS in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of December 31, 2025, we are eligible to receive from BMS up to $482.0 million in total milestone payments for the one neurology target currently subject to the collaboration. As of December 31, 2025, we have recognized $32.0 million in revenue related to milestones under this agreement. We are also entitled to a tiered percentage royalty on annual net sales of any product commercialized by BMS under the agreement ranging from mid-single digits to low-double digits, subject to certain specified reductions.
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
Novartis. In November 2024, we entered into a research collaboration and license agreement with Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the agreement, we received a $150.0 million upfront payment from Novartis in January 2025. As of December 31, 2025, we are eligible to receive up to $2.272 billion from Novartis in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. No revenue had been recognized related to milestones under this agreement as of December 31, 2025. We are also entitled to a tiered percentage royalty on annual net sales of each product commercialized by Novartis under the agreement ranging from mid single-digits to low double-digits, subject to certain specified reductions. See "—Collaboration Agreement with Novartis Pharma AG" for additional information relating to this agreement.
Our Proprietary Drug Discovery Programs
In 2018, we began to develop a pipeline of proprietary drug discovery programs with the goal of using our platform to produce a portfolio of novel, high value therapeutics. Our initial programs were focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including immunology and neurology. Our strategy is to pursue a number of proprietary programs and strategically evaluate on a program-by-program basis advancing them into and through preclinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their development, clinical and commercial potential.
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
•Identification of unsolved design challenges. We determine whether there are property profile challenges that could be solved by the application of our computational platform and provide a well-timed and clinically meaningful differentiated, novel, high value product opportunity.
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
In August 2023, the FDA granted orphan drug designation to SGR-1505 for the potential treatment of mantle cell lymphoma. In June 2025, the FDA granted fast track designation for SGR-1505 for the treatment of adult patients with Waldenström macroglobulinemia, or WM, that have failed at least two lines of therapy, including a Bruton’s tyrosine kinase, or BTK, inhibitor. Furthermore, in October 2025, the FDA granted orphan drug designation to SGR-1505 for the potential treatment of WM. We are exploring strategic opportunities to advance the clinical development of SGR-1505 beyond our ongoing Phase 1 clinical trial.
Phase 1 Clinical Trial of SGR-1505 in Patients with Relapsed or Refractory B-cell Malignancies
We are evaluating SGR-1505 in a Phase 1 clinical trial, which is designed as an open-label, multi-center dose escalation clinical trial in patients with relapsed or refractory B-cell malignancies. We anticipate enrolling up to 98 patients in the United States and Europe with confirmed mature B-cell malignancies who are 18 years or older and have a life expectancy of equal to or greater than 12 weeks. SGR-1505 will be administered orally. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose, maximum administered dose, and/or recommended dose of SGR-1505. Backfill cohorts evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity and safety to support the recommended dose.
In June 2025, we reported initial clinical data from our ongoing Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell malignancies. As of May 13, 2025, the data cut-off date, 49 patients were enrolled and evaluable for safety. Patients had a median of four (range two to nine) prior lines of therapy, with the most common being anti-CD20 antibodies (94%), BTK inhibitors (55%), B-cell lymphoma 2 protein, or BCL-2, inhibitors (18%), and BTK+BCL-2 inhibitors (18%). Based on the initial data, SGR-1505 was observed to be generally well-tolerated with no dose-limiting toxicities or deaths due to treatment-emergent adverse events, or TEAEs. Forty three percent of patients (n=21) experienced ≥ 1 any-grade treatment-related adverse event, or TRAE, with the most common (≥ 10%) being rash (12%) and fatigue (12%). Ten patients (20%) experienced treatment-emergent serious adverse events, or SAEs; one was treatment-related. All blood bilirubin increased TEAEs were asymptomatic, reported in patients with UGT1A1 polymorphisms and none were Grade 4. The below table shows the common (≥10%) TEAEs and TRAEs in the safety population (n=49), as of the data cut-off date of May 13, 2025:
Additionally, SGR-1505 demonstrated preliminary clinical activity, and responses were observed in multiple histologies, including in patients with chronic lymphocytic leukemia, or CLL, and WM. The overall response rate across all dose levels and patients who had at least one follow-up disease assessment or disease progression was 22% (n=10/45), with the best overall response being partial response, or PR (n=4). Two additional patients had PRs with lymphocytosis, or PR-L, one additional patient had an independently confirmed clinical PR-L that did not meet iwCLL PR criteria, and one additional patient with marginal zone lymphoma had a partial metabolic response.

In December 2025, we reported additional clinical data from our ongoing Phase 1 clinical trial of SGR-1505 at the American Society of Hematology Annual Meeting. The additional data demonstrated that, consistent with prior observations, SGR-1505 was generally well tolerated at the doses evaluated. As of October 1, 2025, the data cut-off date for the additional clinical data, a total of 61 patients were enrolled and evaluable for safety and 12 patients (20%) experienced treatment-emergent SAEs; three were treatment-related. Of the 61 patients, 52 patients had at least one follow-up disease assessment or disease progression, and the overall response rate across all doses was 25% (n=13/52), with the best overall response being an independently verified complete response in one patient with Activated B-cell, or ABC, a subtype of diffuse large B-cell lymphoma, or ABC-DLBCL. All patients (n=7) with WM had an objective response, with the best response among such patients being a Very Good Partial Response..
Additionally, in December 2025, we reported further clinical data on eight patients with CLL/small lymphocytic lymphoma who have been previously treated with both a BTK inhibitor and a BCL-2 inhibitor, which we refer to as the “double-exposed” patients. The below table shows the double-exposed patients, together with their mutational status and best overall response as of the data cut-off date of October 1, 2025:
In the eight “double-exposed” patients, two achieved independently verified PR-L, including one patient who received seven lines of prior therapy and carried the BCL2 resistance mutation D103Y.
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

Percentage Inhibition of IL-2
100
80
60
40
20
0
57.9
77.6
78.5
93.0
Geometric Mean
75mg QD
Day 8 Pre-dose
N=5
150mg QD
Day 8 Pre-dose
N=6
150mg QD
Day 11 C trough
N=6
100mg Q12H
Day 10 C trough
N=4

QD = once a day dosing, Q12H = twice a day dosing
The data from the healthy volunteer trial support the continued evaluation of SGR-1505 in our ongoing Phase 1 clinical trial in patients with relapsed or refractory B-cell malignancies.
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

Preclinical Development of SGR-3515
As shown in the table below, in preclinical studies, we have benchmarked SGR-3515 against ZN-c3, a Wee1 inhibitor being advanced by Zentalis Pharmaceuticals, Inc., or Zentalis, and RP-6306, a PKMyt1 inhibitor initially discovered by Repare Therapeutics Inc., or Repare, and now being advanced by Debiopharm International S.A., or Debiopharm.
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
The FDA cleared our IND for SGR-3515 in April 2024. We have initiated dosing in our Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability, and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the second quarter of 2026. We are exploring strategic opportunities to advance the clinical development of SGR-3515 beyond our ongoing Phase 1 clinical trial.
Other Proprietary Programs
We are also progressing a number of other programs in the areas of oncology, immunology, inflammation and neurology and a number of undisclosed programs in multiple therapeutic areas. All of these programs are currently in the discovery stage or being progressed through IND-enabling studies. A number of our early discovery programs are modality switch programs, which pursue a different therapeutic modality against an already clinically validated target or pathway. We believe this strategy allows us to leverage existing target validation while exploring opportunities to enhance target engagement, selectivity, pharmacokinetics, or other product attributes.
Besides our clinical candidates, SGR-1505 and SGR-3515, we have identified several other development candidates for our programs: SGR-4174, our SOS1 inhibitor, SGR-5573, our EGFRC797S inhibitor, and SGR-6016, our NLRP3 inhibitor.
SGR-4174, our SOS1 inhibitor. SOS1 plays a critical role in cell signaling pathways and is involved in the activation and regulation of the KRAS gene. Oncogenic mutant KRAS stimulates the growth of several cancers, such as lung, pancreatic, and colon cancer. Inhibition of SOS1 is considered a potential therapeutic strategy for the treatment of KRAS-driven cancers. Previously, SGR-4174, a SOS1 inhibitor, was being advanced in collaboration with BMS, after which it was returned to us based on BMS' portfolio prioritization decisions.

SGR-5573, our EGFRC797S inhibitor. EGFR inhibitors are first-line standard of care agents for advanced non-small cell lung cancer patients with activating EGFR mutations. We have identified multiple EGFRC797S inhibitors with potential to treat patients whose disease progressed following first-line treatment, potentially achieving deeper, more durable responses through new combination regimens. SGR-5573 is our potent, selective, brain-penetrant inhibitor of osimertinib-resistant EGFR variants.
LRRK2. LRRK2, a genetically validated target, is a large multifunctional kinase enzyme, and mutations in the LRRK2 gene have been shown to be associated with the development of Parkinson's disease. In 2022, we generated cryo-electron microscopy structures of LRRK2, which have helped us to accelerate the identification of novel LRRK2 inhibitors. We received a $2.8 million research grant in 2024 from The Michael J. Fox Foundation for Parkinson's Research to investigate modes of safely inhibiting the LRRK2 protein for the treatment of Parkinson's disease.
With respect to SGR-5573, SGR-4174, and our LRRK2 program, our current plan is to seek to advance these programs through a collaboration or together with a partner.
SGR-6016, our NLRP3 inhibitor. NLRP3 is a validated target, and mutations in the NLRP3 gene are associated with a broad spectrum of inflammatory, auto-immune and cardiometabolic diseases. We have identified structurally distinct, selective, NLRP3 inhibitors with anti-inflammatory activity in preclinical models, and we are continuing to optimize brain-penetrant lead molecules. SGR-6016 is our brain-penetrant NLRP3 inhibitor development candidate we are advancing for the treatment of neurodegenerative diseases. Besides SGR-6016, we are also separately advancing peripheral NLRP3 inhibitors for the treatment of inflammation and cardiometabolic diseases.
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
Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., AbCellera, Inductive Bio, Inc., Chemaxon, Revvity, Inc., and Simulations Plus, Inc.
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

For example, with respect to our MALT1 inhibitor, SGR-1505, which we are advancing for the treatment of patients with relapsed or refractory B-cell malignancies, we are aware of several MALT1 inhibitors in clinical development, including by AbbVie Inc., HotSpot Therapeutics, Inc. and Recursion Pharmaceuticals, Inc. In addition, we are also aware of other therapeutics, such as bi-specifics and CAR-Ts, both approved and in clinical development, for the treatment of B-cell lymphomas.
With respect to our Wee1/Myt1 inhibitor, SGR-3515, which we are advancing for the treatment of solid tumors, we are aware of several Wee1 inhibitors in clinical development, including by Zentalis, Debiopharm International SA, IMPACT Therapeutics, Inc., Shouyao Holdings Co. Ltd., BioCity Biopharma, and Aprea Therapeutics, Inc., as well as a Myt1 inhibitor in clinical development being advanced by Debiopharm. Furthermore, we are also aware of a Wee1/Myt1 inhibitor in preclinical development being advanced by Acrivon Therapeutics, Inc.
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
Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025, and we are eligible to receive up to $2.272 billion in total milestone payments across the initial project plans. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to receive additional milestones in the event that additional project plans are added to the agreement. We are also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. To date, we have not received any milestone payments under our agreement with Novartis.
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
Our strategy is to file patent applications directed to our key software and our key programs in an effort to secure our intellectual property positions vis-a-vis this software and these programs. The patent portfolio for our software business includes at least 13 published patent families. As of January 20, 2026, we owned or held exclusive license rights to approximately 40 patents and patent applications, including approximately 14 issued or allowed U.S. patents, five pending U.S. non-provisional patent applications, 17 issued or allowed non-U.S. patents, including nine granted European patents which have been validated among multiple individual European Patent Convention nations, eight non-European patents, and two pending foreign patent applications relating to our computational platform. While we believe that the specific and generic claims contained in our wholly-owned and licensed pending U.S. and non-U.S. applications provide protection for various aspects of our computational platform, third parties may nevertheless challenge such claims. Any patents that are issued or that may issue from these families are expected to expire between 2026 and 2038, absent any adjustments or extensions.
As of January 20, 2026, there were approximately 10 published patent families related to our proprietary drug discovery business, and several of our drug discovery collaborators have filed patent applications related to our collaborations that include employees of ours as inventors. We do not own any intellectual property rights related to these inventions. As of January 20, 2026, we wholly-owned approximately 15 pending U.S. patent applications, including U.S.

provisional and U.S. non-provisional patent applications, and approximately 140 pending non-U.S. patent applications, including international patent applications filed under the Patent Cooperation Treaty, related to our proprietary drug discovery business.
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
In addition to patent protection, as of January 20, 2026, we had approximately 68 copyright registrations covering our proprietary software code, and we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any collaborators, scientific advisors, service providers, employees, and consultants and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors, and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party, or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See "Risk Factors—Risks Related to Our Intellectual Property" for a more comprehensive description of risks related to our intellectual property.
We also own numerous trademarks registered in the United States and foreign jurisdictions, including "Schrödinger" and "LiveDesign". We pursue additional trademark registrations to the extent we believe doing so would be beneficial to our competitive position.
Sales and Marketing
Software Business
We commercialize our software solutions in various jurisdictions around the world through our software sales organization. We have sales operations in the United States, Europe, Japan, India, and South Korea and we also have established distribution channels in other important markets, including China. These efforts are led by our global team of sales, technical, and scientific personnel. Our marketing strategy leverages our strong base of scientific publications to support the continued growth of our computational platform into computational chemistry markets across industries and academia worldwide.

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
•approval of an NDA for the new drug product authorizing marketing of the new drug product for particular indications in the United States; and
•compliance with any approval or post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post- approval studies required by the FDA.
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
The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and long-term toxicity studies may continue after the IND is submitted. With passage of the FDA’s Modernization Act 2.0 in December 2022, Congress eliminated provisions in both the FDCA and the Public Health Service Act, or PHSA, that required animal testing in support of an NDA. While animal testing may still be conducted, the FDA was authorized to rely on alternative non-clinical tests, including cell-based assays, microphysiological systems or bioprinted or computer models. In April 2025, the FDA released a roadmap to replace animal testing in preclinical safety studies with scientifically validated new approach methodologies, such as organ-on-a-chip systems, computational modeling, and advanced in vitro assays.
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
There is no obligation for a sponsor to make its investigational products available for expanded access; however, as required by amendments to the FDCA included in the 21st Century Cures Act passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests with respect to product candidates in development to treat serious diseases or conditions, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial for a covered investigational product; or 15 days after the investigational product receives designation from the FDA as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy. In October 2025, the FDA issued final guidance further clarifying the statutory and regulatory requirements governing expanded access.
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
In December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other "pivotal study" of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, action plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In June 2024, the FDA issued draft guidance outlining the general requirements for diversity action plans. Unlike most guidance documents issued by the FDA, the diversity action plan guidance, when finalized, will have the force of the law. In January 2025, in response to an executive order issued by President Trump on Diversity, Equity and Inclusion programs, the FDA removed this draft guidance from its website. That action, along with similar actions by the Trump administration to remove many other healthcare webpages, is currently the subject of ongoing litigation. In July 2025, the U.S. District Court for the District of Columbia ruled that the Trump administration’s actions to remove these webpages, including the draft diversity action plan guidance, are unlawful under the Administrative Procedure Act. The court ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft diversity action plan guidance to its website with a statement that information on the webpage may be modified and/or removed in the future subject to the terms of the court’s order and implemented in accordance with applicable law. Accordingly, there is considerable uncertainty surrounding the draft guidance and how the FDA will consider diversity action plans in connection with its review of marketing applications.

In September 2025, the FDA issued final guidance with updated recommendations for GCPs aimed at modernizing the design and conduct of clinical trials. The updates are intended to help pave the way for more efficient clinical trials to facilitate the development of medical products. The final guidance is adopted from the International Council for Harmonisation’s recently updated E6(R3) draft guideline that was developed to enable the incorporation of rapidly developing technological and methodological innovations into the clinical trial enterprise.
In October 2025, the FDA issued final guidance that focuses on patient-focused drug development. The guidance outlines how stakeholders, such as patients, caregivers, researchers and medical product developers, can submit patient experience data in support of the development and approval of drug products. To that end, the guidance provides an overview of clinical outcome assessments in clinical trials, and the role that clinical outcome assessments may play in in evaluating the clinical benefit of a medical product.
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
Reporting Clinical Trial Results
Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The PHSA grants the Secretary of Health and Human Services the authority to issue a notice of noncompliance to a responsible party to failure to submit clinical trial information as required. The responsible party is allowed 30 days to correct the noncompliance and submit the required information. As of December 30, 2025, the FDA has issued eight notices of non-compliance, signaling its willingness to enforce the reporting requirements. While these notices of non-compliance did not result in civil monetary penalties, the failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. In addition to civil monetary penalties, violations may also result in other regulatory action, such as injunction and/or criminal prosecution or disqualification from federal grants.
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
Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has taken steps to limit what it considers abuse of this statutory exemption in the PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease. The FDA also maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In May 2023, the FDA issued new draft guidance that further describes the pediatric study requirements under the PREA.
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
Even if a product candidate qualifies for one or more of these designations or programs, there is no guarantee it would result in approval of our marketing applications or that such approval, if granted, would be on an expedited basis.
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
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Biologic License Applications, or BLAs, are submitted for licensure of biologic products under the PHSA. Under federal law, the fee required for the submission and review of an application under the Prescription Drug User Fee Act, or the PDUFA, is substantial (for example, for federal fiscal year 2026 this application fee is approximately $4.7 million), and the sponsor of an approved application is also subject to an annual program fee, currently more than $442,213 per eligible prescription product for federal fiscal year 2026. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.
The FDA conducts a preliminary review of the application within 60 calendar days of its receipt, and must inform the sponsor within that period of time whether the application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refusal to File determination to the sponsor. The FDA may request additional information rather than accept the application for filing and, the application may be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. In October 2025, the FDA issued internal guidance clarifying that “materially incomplete or inadequately organized” applications that would not permit timely, efficient and complete review will be the subject of a Refusal to File determination. The internal guidance also provides that the agency will issue a Refusal to File determination for an application that relies on a single adequate and well-controlled investigation to support approval if prior communications with the FDA determined the need for more than one clinical study and any justification for a single investigation is inadequate.
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
While CRLs were previously treated by the FDA as confidential and were only disclosed in action packages for approved products, the FDA announced in September 2025 that it will now release CRLs promptly after they are issued to sponsors. Since that announcement, the FDA has posted a number of complete response letters on its website.
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
For example, in September 2025, President Trump issued a Memorandum directing HHS to ensure transparency and accuracy in direct-to-consumer prescription drug advertising, including by increasing the amount of information regarding any risks associated with the use of any such prescription drug required to be provided in prescription drug advertisements. To that end, the FDA announced that it is initiating a rulemaking process “to eliminate the ‘adequate provision’ loophole that allows pharmaceutical advertisements to hide safety information by placing it in another format or location.” In this context, the FDA declared that it will no longer tolerate what it characterized as “deceptive practices” in prescription drug advertising and that it would “aggressively deploy” its available enforcement tools, with “heightened scrutiny” of fair balance and disclosures in social media promotions. The FDA also issued a generic notice letter directing companies to remove any noncompliant advertising and bring all promotional communications into compliance.
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
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCSA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCSA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market. Manufacturers were required by November 2023 to have such systems and processes in place to comply with the DSCSA, but, so as not to disrupt supply chains, the FDA has granted certain exemptions from enhanced drug distribution security requirements for eligible trading partners for particular periods of time. For wholesale drug distributors, the final DSCSA deadline was August 27, 2025, marking the date for mandatory transition to a fully electronic, interoperable system for tracking prescription drugs at the package level throughout the United States.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. In February 2025, in a case challenging the scope of orphan drug exclusivity, a federal district court in Washington, D.C. fully embraced the reasoning of a prior decision from the Court of Appeals for the 11th Circuit holding that the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” In April 2025, the FDA appealed this decision to the U.S. Court of Appeals for the D.C. Circuit. The implications of this decision, and its impact on the FDA’s implementation of the Orphan Drug Act, are unclear at this point.
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
In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data, which includes health data in some cases. Some of the provisions of these laws may apply to our business activities. There are also states that are strongly considering or have already passed comprehensive privacy laws that will go into effect in the near future. Other states will be considering similar laws in the future, and Congress has also been debating passing a federal privacy law. There are also states that are specifically regulating health information that may affect our business. For example, the State of Washington passed the My Health My Data Act in 2023 which specifically regulated health information that is not otherwise regulated by the HIPAA rules, and the law also has a private right of action, which further increases the relevant compliance risk. Some states have also passed similar laws regulating consumer health data, and more states are considering such legislation. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our product candidates, if approved.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the One Big Beautiful Bill Act in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. In August 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies occurred during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
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
In June 2023, Merck filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the Constitution. Subsequently, a number of other parties, including the U.S. Chamber of Commerce and pharmaceutical companies, also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. HHS has generally won the substantive disputes in these cases, and various federal district court judges have expressed skepticism regarding the merits of the legal arguments being pursued by the pharmaceutical industry. In October 2024, the Court of Appeals for the Third Circuit heard oral argument in three of these cases, and in April 2025, the U.S. Court of Appeals for the Second Circuit and the U.S. Court of Appeals for the Third Circuit heard arguments in an additional three cases. In May 2025, the U.S. Court of Appeals for the Third Circuit rejected a challenge to the Medicare price negotiation program, finding that the program did not violate the company’s due process rights under the Constitution since there is no protected property interest in selling goods to Medicare beneficiaries at a price higher than what the government is willing to pay in reimbursement. Litigation involving these and other provisions of the IRA will continue with unpredictable and uncertain results.
In April 2025, President Trump issued an executive order which directs HHS to take steps to reduce the prices of pharmaceutical products. The executive order repeats many of the proposals advanced during the first Trump Administration, including directing the FDA to streamline and improve its existing drug importation program so as to make it easier for states to obtain approval without sacrificing the safety or quality of drug products. Other provisions of the executive order relate to the 340B drug discount program. Specifically, one provision calls on the Secretary of HHS to determine the hospital acquisition cost for covered outpatient drugs at hospital outpatient departments and to consider and propose any appropriate adjustments for Medicare payment. With respect to the IRA’s Medicare drug pricing program, the executive order, among other things, calls for alignment in “the treatment of small molecule prescription drugs with that of biological products, ending the distortion that undermines relative investment in small molecule prescription drugs, coupled with other reforms to prevent any increase in overall costs to Medicare and its beneficiaries.”

Further, in May 2025, President Trump issued an additional executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The executive order directs the Secretary of HHS to communicate most-favored-nation, or MFN, price targets to pharmaceutical manufacturers to bring prices in line with comparably developed nations. The executive order further provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes MFN pricing in the United States. Subsequently, HHS indicated that the proposed MFN pricing will apply only to brand products without generic or biosimilar competition and the referenced foreign countries will include only those in which the branded product similarly does not have generic or biosimilar competition. HHS also indicated that the MFN target price will be the lowest price in a country that is a member of the Organization for Economic Co-operation and Development, or OECD, with a gross domestic product per capita of at least 60% of the U.S. gross domestic product per capita. Based on previous estimates, there are likely at least 22 OECD countries that would satisfy this criterion. The implications of these actions remain unclear and could result in litigation.
More recently, in July 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, repatriate increased revenues earned abroad to lower prices for American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations lower prices for new drugs than the prices offered for such products in the United States. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to take action to address what the letters characterized as “abusive drug pricing practices.” Subsequently, the Trump administration has announced deals with nearly all such pharmaceutical companies to reduce the costs of drugs.
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
The European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products was published in April 2023 and includes, among other things, provisions that would potentially reduce the duration of regulatory data protection. In December 2025, the European Parliament and European Council reached a provisional political agreement on the revision of EU pharmaceutical legislation, which is expected to be adopted by mid-2026. Key changes include updating regulatory data exclusivity to a new system with a regulatory data protection period of eight years and a reduced market exclusivity period of one year (which can be extended if specific conditions are fulfilled), adding launch/supply obligations, incentivizing antibiotic innovation with transferable vouchers, and streamlining approval procedures in the European Union. If the legislation is finalized in line with the provisional political agreement, it will have a significant impact on the pharmaceutical industry.
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
Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The European Commission adopted the adequacy decision in July 2023. The adequacy decision permits U.S. companies who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. However, some privacy advocacy groups have already suggested that they will be challenging the EU-U.S. Data Privacy Framework. There is currently one pending litigation against the EU-U.S. Data Privacy Framework before the CJEU.If these challenges are successful, they may not only impact the EU-U.S. Data Privacy Framework, but also further limit the viability of the standard contractual clauses and other data transfer mechanisms.
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
Human Capital
As of February 3, 2026, we had 850 full-time employees, including a total of 363 employees with Ph.D. degrees. Of these full-time employees, 587 are located in the United States and 263 are located in our offices outside of the United States. Additionally, as of February 3, 2026, 32% of our full-time employees self-identified as female, 0.6% self-identified as non-binary, and 5.4% chose not to disclose their gender, and 25% of our executive team self-identified as female. Further, 28.6% of our new hires since January 1, 2026 self-identify as female, 0% self-identify as non-binary, and 42.9% have chosen not to disclose their gender. As of February 3, 2026, 54.9% of our full-time employees in the United States self-identified as White, 29.3% self-identified as Asian, 4.1% self-identified as having two or more races, 3.9% self-identified as Black or African American, 3.4% self-identified as Hispanic or Latino, 0.2% self-identified as American Indian or Alaskan Native, 0.2% self-identified as Native Hawaiian or Other Pacific Islander, and 4.1% chose not to disclose their race or ethnicity. Our employees are our greatest asset and we strive to create a work environment that is inclusive, challenging and rewarding.
We are committed to embedding a long-term, formal environmental, social, and governance strategy within our business, a commitment we refer to as Corporate Sustainability. In 2022, we completed a "double materiality assessment," where we worked to determine the sustainability-related topics most important to both our company and our stakeholders. The assessment was informed by both internal and external stakeholders and by key standards and frameworks such as the Global Reporting Initiative, Sustainability Accounting Standards Board and United Nations Sustainable Development Goals. This assessment serves as the foundation for our annual Corporate Sustainability Report and continues to serve as the foundation for our comprehensive, data-driven, Corporate Sustainability strategy.
Our workplace philosophy is focused on maintaining an inclusive workplace for employees with a wide range of perspectives, experiences and backgrounds, and ensuring that our employees feel safe, heard, comfortable, and valued. We continue to focus many of our recruiting efforts on attracting a broad candidate pipeline of top talent in the science and technology industries. Further, we utilize a standardized interviewing model to promote equal opportunity and consistency in our hiring process across our open positions.
A selected group of senior leaders, employee resource group representatives and passionate employees meet monthly to discuss strategy, priorities, and goals for best supporting our workforce. These forums provide an environment for community support, professional development, and educational opportunities for our entire employee population.
In an industry known for its fierce competition for talent, we have been able to maintain high retention and low turnover rates. For the year ended December 31, 2025, our employee retention rate was 87.7%.
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
We are committed to providing our employees with compensation that meets the expectations of the market and industry norms. We monitor our compensation programs closely using comprehensive industry surveys and data to guide us, and we provide what we consider to be a competitive mix of incentives, including competitive salaries and bonuses, a 401(k) retirement plan with an employer matching contribution, participation in our equity programs, and health and welfare benefits, including, for example, access to a variety of mental health, family care, and reproductive health benefits for our employees based in the United States. Consistent with our commitment to equal opportunity and non-discrimination, we routinely review our compensation practices and analyze our compensation decisions for all employees. A small number of our employees who are located in Europe and Japan are covered by a collective bargaining agreement. We consider our relations with our employees to be good.
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

•For information concerning our software, drug discovery programs, and computational platform, please visit: www.schrodinger.com.
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
We have a history of significant operating losses. Our net losses for the years ended December 31, 2025 and 2024 were $103.3 million and $187.1 million, respectively. Our net income for the year ended December 31, 2023 was $40.7 million. As of December 31, 2025, we had an accumulated deficit of $628.8 million. The net income we generated in the year ended December 31, 2023 was primarily due to the gain recorded on the $147.2 million cash distributions we received from Nimbus on account of our equity stake in Nimbus, following the acquisition by Takeda Pharmaceuticals Company, Limited, or Takeda, of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its TYK2 inhibitor NDI-034858 and the non-cash gain on our investment in Structure Therapeutics Inc., or Structure Therapeutics, which, following Structure Therapeutics' initial public offering in February 2023, we valued based on the closing price of its American Depositary Shares as of December 31, 2023. However, the potential for future distributions from, or gains in the fair value of, our equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions or gains. We therefore expect that gain or loss on equity investments and fair value gains and losses will fluctuate significantly in future periods.
We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest in our proprietary drug discovery programs, sales and marketing infrastructure, and our computational platform. We are still in the early stages of development of our own proprietary drug discovery programs. We have no drug products approved or licensed for commercial sale, and as such, have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year and you should not rely upon the results of any quarterly or annual periods as indications of future results. We anticipate that our expenses will increase if and as we:
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues increased by 23% from $207.5 million in the fiscal year ended December 31, 2024 to $255.9 million in the fiscal year ended December 31, 2025, and decreased by 4% from $216.7 million in the fiscal year ended December 31, 2023 to $207.5 million in the fiscal year ended December 31, 2024. Although we have experienced revenue growth in certain periods, we have also experienced a decline in revenue in certain periods, and we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
We expect to devote substantial financial resources to our ongoing and planned activities, including the development of drug discovery programs and continued investment in our computational platform. We expect our expenses to increase in connection with our ongoing and planned activities, particularly as we advance our proprietary drug discovery programs, initiate or progress preclinical and Investigational New Drug, or IND,-enabling studies, progress clinical trials and invest in the further development of our computational platform. In addition, though not our current strategy, if we decide to complete clinical development and seek regulatory approval on our own, we expect to incur significant additional expenses. Furthermore, we incur additional costs associated with operating as a public company, as compared to when we were a private company.
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
As of December 31, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $402.3 million. We believe that our existing cash, cash equivalents, and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer interests and priorities. Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA, Chemical Computing Group (US) Inc., Cresset Biomolecular Discovery Limited, Cadence Design Systems, Inc., Optibrium Limited, Cyrus Biotechnology, Inc., Molsoft LLC, Insilico Medicine, Inc., Iktos, XtalPi Inc., AbCellera, Inductive Bio, Inc., Chemaxon, Revvity, Inc., and Simulations Plus, Inc.
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
Our solutions include software licensed by third parties under any one or more open-source licenses, including the GNU General Public License, the GNU Lesser General Public License, the GNU Affero General Public License, the BSD License, the MIT License, the Apache License, and others, and we expect to continue to incorporate open-source software in our solutions in the future. Moreover, we cannot ensure that we have effectively monitored our use of open-source software or that we are in compliance with the terms of the applicable open-source licenses or our current policies and procedures. There have been claims against companies that use open-source software in their products and services asserting that the use of such open-source software infringes the claimants’ intellectual property rights. As a result, we and our customers could be subject to suits by third parties claiming that what we believe to be licensed open-source software infringes such third parties’ intellectual property rights, and we may be required to indemnify our customers against such claims. Additionally, if an author or other third party that distributes such open-source software were to allege that we had not complied with the conditions of one or more of these licenses, we or our customers could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contain the open-source software and required to comply with onerous conditions or restrictions on these solutions, which could disrupt the distribution and sale of these solutions. Litigation could be costly for us to defend, have a negative effect on our business, financial condition, and results of operations, or require us to devote additional research and development resources to change our solutions.
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
We rely and expect to continue to rely on third parties to synthesize any molecules with therapeutic potential that we discover, including SGR-1505 and SGR-3515. Reliance on third parties may expose us to different risks than if we were to synthesize molecules ourselves. Our reliance on these third parties will reduce our control over these activities but will not relieve us of our responsibilities. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or synthesize molecules in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements, and we may not be able to complete, or may be delayed in completing, the necessary preclinical studies or the necessary clinical trials and we will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates. The facilities of these third parties may also be affected by natural disasters, such as floods or fire, or geopolitical developments, such as tariffs and trade restrictions, or public health pandemics or such facilities could face production issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.
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
Further, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted. For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan, or DAP, for each phase 3 clinical trial or any other "pivotal study" of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. The legislation directs the FDA to issue new guidance on DAPs. In June 2024, the FDA issued draft guidance outlining the general requirements for DAPs. Unlike most guidance documents issued by the FDA, the guidance when finalized will have the force of law because FDORA specifically dictates that the form and manner for submission of DAPs are specified in FDA guidance. On January 27, 2025, in response to an executive order issued by President Trump on January 21, 2025, on Diversity, Equity and Inclusion programs, the FDA removed the draft DAP guidance from its website. On July 3, 2025, the U.S. District Court for the District of Columbia ruled that the administration’s actions to remove these webpages, including the draft DAP guidance, is unlawful under the Administrative Procedure Act and ordered the restoration of many of these webpages. In late July 2025, the FDA restored the draft DAP guidance to the FDA’s website with a statement that "information on this page may be modified and/or removed in the future subject to the terms of the court's order and implemented consistent with applicable law." Accordingly, in light of these ongoing actions, there is considerable uncertainty surrounding the draft DAP guidance and how the FDA will consider DAPs in connection with its review of marketing applications.
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
We rely on, and plan to continue to rely on, third-party contract research organizations, or CROs, in addition to other third parties such as research collaboratives and consortia, clinical data management organizations, medical institutions and clinical investigators, to conduct our ongoing and future clinical trials, including for SGR-1505 and SGR-3515. These contract research organizations and other third parties play a significant role in the conduct and timing of these trials and subsequent collection and analysis of data. These third-party arrangements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.
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
If serious adverse events or undesirable side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether or limit development to certain uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. We, the FDA, comparable foreign regulatory authorities or an independent institutional review board may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. For example, in August 2025, we announced the discontinuation of the clinical development program for SGR-2921, our CDC7 inhibitor, which was being evaluated in a Phase 1 dose-escalation clinical trial in patients with relapsed/refractory acute myeloid leukemia, or AML, or high-risk myelodysplastic syndromes. Despite early evidence of monotherapy activity observed in the Phase 1 clinical trial, based on the profile observed prior to discontinuation, including two emergent events where SGR-2921 was considered to have contributed to two deaths in patients with AML, we determined the path to development as a combination therapy would be difficult to pursue.
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
With respect to our Wee1/Myt1 inhibitor, SGR-3515, which we are advancing for the treatment of advanced solid tumors, we are aware of several Wee1 inhibitors in clinical development, including by Zentalis Pharmaceuticals, Debiopharm International SA, IMPACT Therapeutics, Inc., Shouyao Holdings Co. Ltd., BioCity Biopharma, and Aprea Therapeutics, Inc., as well as a Myt1 inhibitor in clinical development being advanced by Debiopharm International S.A., and a Wee1/Myt1 inhibitor being advanced by Acrivon Therapeutics, Inc.
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
For the fiscal year ended December 31, 2025, sales to customers outside of the United States accounted for approximately 40% of our total revenues. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United

States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The recent changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the changes to federal tax legislation.
Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2025, we had federal NOLs of approximately $208.5 million that do not expire and state NOLs of approximately $119.3 million, which, if not utilized, generally begin to expire in 2025. As of December 31, 2025, we also had federal orphan drug credits and federal research and development tax credit carryforwards of approximately $44.0 million and various state tax credit carryforwards of approximately $4.7 million. Unused credits begin to expire in 2033 and generally expire over time if they remain unused. Certain of these NOLs, orphan drug credits, research and development, and various state tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, a corporation that undergoes an "ownership change," generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have performed an analysis through December 31, 2025 and determined no such ownership change had occurred. If such an ownership change were to occur in the future, our ability to use our NOLs and research and development tax credit carryforwards may be materially limited.
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
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least nine years and biologics that have been licensed for 13 years. Drugs and biologics that have been approved for a single rare disease or condition were originally categorically excluded from price negotiation. With passage of the OBBBA in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations. With passage of the OBBBA in July 2025, Congress extended this exemption to drugs and biologics with multiple orphan drug designations.
The first cycle of negotiations for the Medicare Drug Price Negotiation Program commenced in the summer of 2023. On August 15, 2024, the HHS published the results of the first Medicare drug price negotiations for ten selected drugs that treat a range of conditions, including diabetes, chronic kidney disease, and rheumatoid arthritis. The prices of these ten drugs became effective January 1, 2026. On January 17, 2025, CMS announced its selection of 15 additional drugs covered by Part D for the second cycle of negotiations. Thereafter, following the change in administrations, CMS issued a public statement on January 29, 2025, declaring that lowering the cost of prescription drugs is a top priority of the new administration and CMS is committed to considering opportunities to bring greater transparency in the negotiation program. The second cycle of negotiations with participating drug companies will occur during 2025, and any negotiated prices for this second set of drugs will be effective starting January 1, 2027.
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
On July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the United States. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Subsequently, the Trump administration has announced deals with nearly all such pharmaceutical companies to reduce the costs of drugs.

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
In addition, the EU Data Act, which became effective on September 12, 2025, imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. We may be required to provide more flexible termination rights to certain software subscription customers in the European Union, including on multi-year contracts, which could have an adverse effect on our results of operations if we have to account for the increased flexibility in such contracts. We may also incur costs to comply with the EU Data Act, and we may become subject to substantial fines or civil litigation for noncompliance. Depending on how the EU Data Act and any similar laws are implemented and interpreted, we may have to further adapt our business practices, services and contractual arrangements to comply with such obligations.
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
The U.S. government recently initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Several countries including, among others, the European Union, Japan, South Korea and the United Kingdom, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The new reciprocal rates, which are consistent with the rates reflected in the trade deals already announced, range from 10% to 41% with imports from Switzerland receiving a 39% rate. The new rates do not apply to Canada, China, Mexico, and a few other countries.
The U.S. and China reached a tentative agreement that resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2026. For China, the 10% baseline reciprocal tariff announced in April remains in effect, in addition to a minimum of an additional 10%, effective November 10, 2025. For Mexico, the rate remains 25% for goods that are not covered by the USMCA for Mexico, and for Canada, the rate is 35% for goods that are not covered by the USMCA. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China. Certain countries have reached agreements with the U.S. that cap pharmaceutical tariffs at 15%. These include the European Union, Japan, South Korea and the United Kingdom.
Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1st effective date of the tariffs on branded or patented pharmaceutical products announcing that the Trump administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump administration. Certain trading partners, including the European Union, South Korea and Japan, negotiated exemptions from the Section 232 tariffs on pharmaceuticals. A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran.
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
In December 2025, as part of the National Defense Authorization Act for FY 2026, President Trump signed into law the BIOSECURE Act, which prohibits, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC, (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC. Instead of specifying particular Chinese entities as BCCs, the BIOSECURE Act treats any biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States as BCCs. The legislation allows for other biotechnology companies, possibly including WuXi entities, to be added to the federal funding prohibitions at a later time.
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

We are pursuing multiple business strategies and may expand our development and regulatory capabilities, and as a result, we may encounter difficulties in managing our multiple business units and our growth, which could disrupt our operations.
Currently, we are pursuing multiple business strategies simultaneously, including activities in research and development, software sales, and collaborative and proprietary drug discovery. We believe pursuing these multiple business strategies offers financial and operational synergies, but these diversified operations place increased demands on our limited resources. Furthermore, we have recently experienced, and we expect to continue to experience, significant growth in the scope of our operations. To manage our multiple business units and our ongoing and anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and our management team’s limited attention and limited experience in managing a company with such ongoing and anticipated growth, we may not be able to effectively manage our multiple business units and the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations has led to and may continue to lead to significant costs and may divert our management and business development resources. Our management, personnel, and systems may not be adequate to support this future growth. Any inability to manage our multiple business units and growth could delay the execution of our business plans or disrupt our operations and the synergies we believe currently exist between our business units. In addition, adverse developments in one of these business units may disrupt these synergies.
Risks Related to Ownership of Our Common Stock
Our executive officers, directors, and principal stockholders, if they choose to act together, have the ability to influence all matters submitted to stockholders for approval.
As of February 18, 2026, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 49.8% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 56.0% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through February 18, 2026, the intraday price of our common stock has fluctuated from a low of $11.15 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of February 18, 2026, we had outstanding 64,660,908 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.

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
We are party to an amended and restated sales agreement with Leerink Partners LLC (formerly SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of December 31, 2025, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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
The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq composite and the Nasdaq Biotechnology Index from December 31, 2020 through December 31, 2025. The graph assumes an investment of $100 on December 31, 2020, in each of the foregoing indices and in our common stock. Data for each of the indices and our common stock assumes that all dividends were reinvested on the day of issuance, if any. The comparisons are not intended to forecast or be indicative of future performance of our common stock.

Comparison of Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
NASDAQ Composite
NASDAQ Biotechnology Index
SDGR

Holders of Record
As of February 18, 2026, there were approximately 77 holders of record of our common stock and one holder of record of our limited common stock. The actual number of stockholders is greater than this number of holders of record and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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
The following discussion and analysis of our financial condition and results of operations covers fiscal 2025 and fiscal 2024 items and year-over-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, that was filed with the SEC on February 26, 2025.
As a result of many factors, including those factors set forth in Part 1, Item 1A. "Risk Factors" of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For further information regarding our forward-looking statements, see "Cautionary Note Regarding Forward-Looking Statements and Industry Data" in this Annual Report.
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

Proprietary Drug Discovery Programs
In June 2022, the U.S. Food and Drug Administration, or FDA, cleared our first investigational new drug application, or IND, for our MALT1 inhibitor, which we refer to as SGR-1505. Our ongoing Phase 1 clinical trial of SGR-1505 is designed as an open-label, multi-center dose escalation trial in patients with relapsed or refractory B-cell malignancies. The trial is designed to evaluate the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose, maximum administered dose and/or recommended dose of SGR-1505. Backfill cohorts evaluate additional pharmacokinetics, pharmacodynamics, preliminary anti-tumor activity, and safety to support the recommended dose.
In April 2024, the FDA cleared the IND we submitted for our novel Wee1/Myt1 inhibitor, which we refer to as SGR-3515. In July 2024, we initiated dosing in a Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. The trial is a dose-escalation trial designed to evaluate the safety, tolerability and recommended Phase 2 dose of SGR-3515. Secondary and exploratory objectives of the trial include evaluating the pharmacokinetics and preliminary anti-tumor activity of SGR-3515. We anticipate reporting initial data from the trial in the second quarter of 2026.
In August 2025, we announced the discontinuation of the clinical development program for SGR-2921, our CDC7 inhibitor, which was being evaluated in a Phase 1 dose-escalation clinical trial in patients with relapsed/refractory acute myeloid leukemia, or AML, or high-risk myelodysplastic syndromes. Despite early evidence of monotherapy activity observed in the Phase 1 clinical trial, based on the profile observed prior to discontinuation, including two emergent events where SGR-2921 was considered to have contributed to two deaths in patients with AML, we determined the path to development as a combination therapy would be difficult to pursue.
Beyond our planned investments to complete our ongoing Phase 1 dose-escalation clinical trials of SGR-1505 and SGR-3515, we do not intend to initiate additional clinical trials or advance our other proprietary preclinical programs into clinical trials independently. We plan to explore strategic partnerships for the SGR-1505 and SGR-3515 programs to advance the development of these programs beyond our ongoing Phase 1 clinical trials. The phasing out of independent clinical development activities and associated cost reductions, together with the restructuring of our operations we announced in May 2025, which is further described below under "—Restructuring," are expected to result in total savings of approximately $70 million and further improve and enhance our operational efficiency.
Initiative with Bill & Melinda Gates Foundation
In July 2024, we launched an initiative to expand our computational platform to predict toxicity associated with binding to off-target proteins. The goal of this initiative is to develop a computational solution designed to improve the properties of drug development candidates and reduce the risk of development failure associated with binding to off-target proteins, which can be associated with serious side effects. The project is being funded initially by $19.5 million in grants from the Bill & Melinda Gates Foundation. We continue to advance our predictive toxicology initiative and have made the beta version available to customers, which encompasses approximately 50 representative kinases in addition to multiple key anti-targets. We expect to launch our predictive toxicology solution commercially and make it available more broadly to our customers during 2026.
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
We are party to an exclusive, worldwide collaboration and license agreement with BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, we are responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, of which we have recognized $32.0 million as of December 31, 2025, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See "Collaboration and License Agreements" in Note 3 to our consolidated financial statements for additional information relating to this agreement.
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
In November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025 and we are eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. No milestone revenue has been recognized as of December 31, 2025. In November 2024, we also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform. See "Collaboration and License Agreements" in Note 3 to our consolidated financial statements for additional information relating to the research collaboration and license agreement.
For the year ended December 31, 2025, we generated total revenue of $255.9 million and had a net loss of $103.3 million.
Restructuring
On May 19, 2025, we restructured our operations to reduce our workforce and implemented focused cost reductions across the company to improve cash burn rate and enhance operational efficiency. The reduction in workforce has decreased overall headcount by approximately 60 employees, which represented approximately 7% of full-time employees as of May 19, 2025.
We incurred approximately $3 million in charges in connection with the restructuring, consisting of severance payments, employee benefits, and related costs, substantially all of which we recognized during the fiscal year ended December 31, 2025.
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
Change in Key Operating Metrics
During fiscal 2025, we revised the key operating metrics used by management to evaluate business performance. In prior periods, we disclosed certain metrics, such as active customers and ACV cohorts that did not differentiate by customer demographics or industry, which reflected how the business was historically managed and evaluated.
As our business evolved, management determined that these previously disclosed metrics were no longer the primary metrics used to manage the business. Accordingly, we replaced these prior metrics with a revised set of key operating metrics that management now primarily uses to assess operating performance, customer behavior, and growth trends. As the scale and diversity of our customer base have increased, aggregate metrics that do not differentiate by customer type or industry have become less useful in assessing underlying performance and trends. These distinctions are particularly relevant given our increased penetration with large pharmaceutical customers, the differing procurement and usage characteristics of commercial, government, and academic customers, and our ongoing transition toward hosted software arrangements.
The revised key operating metrics include ACV by certain industries and customer cohorts. These cohorts include the following:
Industry cohorts:
•Top 20 pharma. This cohort consists of the top 20 pharmaceutical companies, as measured by their 2024 revenue, which purchase our computational software solutions for drug discovery.
•Rest of life sciences. This cohort includes customers purchasing our computational software solutions for drug discovery, excluding the top 20 pharma cohort.

•Materials. This cohort includes customers purchasing our computational software solutions for materials design.
•Contribution. This cohort includes customers from which we derive contribution revenue, which for the fiscal years ended December 31, 2025 and 2024, consisted solely of Gates Ventures, LLC and the Bill & Melinda Gates Foundation. We present this ACV separately because it relates to grant agreements accounted for as non-exchange contributions, rather than commercial software contracts.
Customer cohorts:
•Commercial. This cohort includes all of our customers purchasing our computational software solutions for commercial use, excluding government and academic institutions and customers from which we derive contribution revenue.
•Government and academic. This cohort includes U.S. federal, state, local and international government entities, as well as universities, medical centers, and non-profit research institutions.
•Contribution. This cohort includes customers from which we derive contribution revenue, which for the fiscal years ended December 31, 2025 and 2024, consisted solely of Gates Ventures, LLC and the Bill & Melinda Gates Foundation. We present this ACV separately because it relates to grant agreements accounted for as non-exchange contributions, rather than commercial software contracts.
The operating metrics for the cohorts described above are not prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and do not correspond to our reportable segments or the allocation of costs for U.S. GAAP purposes. These metrics allow management to better understand differences in sales cycles, contract duration, deployment models, renewal behavior, and expansion opportunities among customer and industry groups, supplementing but not replacing our U.S. GAAP results.
We believe that tracking ACV by cohort provides greater transparency and insight into the drivers of our performance and more accurately reflects how management currently evaluates and views business performance. For customers who purchase our computational software solutions for both drug discovery and materials design, management allocates ACV between the applicable life sciences industry cohort (top 20 pharma or rest of life sciences) and the materials cohort based on internal judgment.

Key Factors Affecting Our Performance
Ability to drive additional growth from our software solutions from existing commercial customers
Our ability to expand within our customer base is demonstrated by the increasing average ACV from our commercial customers with an ACV of over $1.0 million. For example, for the year ended December 31, 2025, we had 27 commercial customers with an ACV of at least $1.0 million compared to 29 such customers for the year ended December 31, 2024. The average ACV per commercial customer with an ACV of over $1.0 million grew to $3.9 million for the year ended December 31, 2025 compared to $3.3 million for the year ended December 31, 2024. Two of the 29 customers with an ACV of at least $1.0 million for the year ended December 31, 2024 were acquired prior to the end of 2025.
With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term. ACV should be viewed independently of revenue and does not represent revenue calculated in accordance with U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract execution start and end dates and renewal rates. ACV is not intended to be a replacement for, or forecast of, revenue. Our ACV was $198.5 million and $190.8 million for the years ended December 31, 2025 and 2024, respectively.
The figures below show our ACV for each of the past two fiscal years based on our customer and industry cohorts:
Our top 20 pharma industry cohort had an ACV of $80.8 million in 2025 compared to $70.0 million in 2024, and our commercial customer cohort had an ACV of $177.4 million in 2025 compared to $165.8 million in 2024. The ACV that we generate through our software solutions from each of our customers varies depending on the number of licenses for each software solution that each customer purchases from us. Accordingly, we work with our customers to improve their experience and increase the utility of our platform in order to expand the scale at which they deploy our platform in their business. Biopharmaceutical companies are increasingly adopting our software at a larger scale, and we anticipate that this scaling-up will drive future growth.
Ability to retain our customer base for our software solutions
Another important driver of our performance is our ability to retain our customer base. We believe our sales and marketing approach and the quality of our software solutions result in high retention with our commercial customers. For the years ended December 31, 2025 and 2024, our gross dollar retention rate for our commercial customers was 96%. We calculate year-over-year gross dollar retention rate for commercial customers by comparing the ACV from the same cohort of commercial customers across two periods, excluding the effect of any increases or expansions of ACV from any customers within the cohort. This metric also excludes ACV attributable to new commercial customers added during the period. We calculate year-over-year gross dollar retention for this commercial cohort by starting with the prior year's ACV for our commercial customers. We then subtract the amount of decreases in renewals, either as a result of decreased usage of our software or lost business, which we refer to as churn. We then divide the resulting number by the prior year's ACV for our commercial customers to arrive at the gross dollar retention rate for our commercial customers. We use gross dollar retention rate to measure our ability to retain existing business from our customer base and to assess the impact of churn, without the effect of expansion activity. This metric highlights the stability and stickiness of our commercial customer relationships.
In addition, our net dollar retention rate for our commercial customers was 100% for the year ended December 31, 2025, compared to 113% for the year ended December 31, 2024. We calculate year-over-year net dollar retention rate by comparing the ACV from the same cohort of commercial customers across two periods. This metric also excludes ACV attributable to new commercial customers added during the period. We calculate year-over-year net dollar retention for this commercial cohort by starting with the prior year's ACV for our commercial customers. We then add the amount of any increase in renewals or expansions of ACV from any customers within the cohort, which we refer to as upsells, and then subtract the churn. We then divide the resulting number by the prior year's ACV for our commercial customers to arrive at the net dollar retention rate for our commercial customers. We use net dollar retention rate to evaluate growth within our existing commercial customer base, including the effect of upsells and churns.
For both our gross dollar retention rate and net dollar retention rate, we exclude from the calculation commercial customers that were acquired by other companies during the applicable period, as these events are outside of our control, may not reflect the underlying demand for our software solutions, and enhance comparability between periods. Together, gross and net dollar retention rates provide insight into both customer retention and our ability to drive incremental growth from current customers.
Advancement of our collaborative programs
We have entered into a number of collaborations with leading biopharmaceutical companies to advance drug discovery. We will seek to enter into additional collaboration agreements, driven by the synergies we expect to achieve between our platform and the capabilities and expertise of our potential collaborators. We believe that our collaborations will be a significant driver of value for us in the form of equity stakes, research fees, preclinical, clinical, and commercial milestone payments, and option fees, as well as royalties on any potential future sales of products, if approved. We continue to work with our current collaborators to advance existing programs through discovery research stages and initiate additional programs. However, we do not generally exercise control over the development programs of our collaborators and depend on our collaborators' decisions with respect to clinical development and commercialization. Our ability to continue to derive value from our collaborations will be driven by our capability to make progress in these programs, whether our collaborators successfully advance such programs beyond the discovery stage, and the strategic priorities of our collaboration partners. We track the aggregate number of collaborative programs for which we are eligible to receive any amount of royalties on sales and as of December 31, 2025, we had an aggregate of 16 collaborative programs for which we are eligible to receive future royalties compared to 13 collaborative programs as of December 31, 2024.
Ability to progress and expand our pipeline of proprietary drug discovery programs
We are advancing our pipeline of proprietary programs through preclinical and clinical development. Our initial programs were focused on discovering and developing inhibitors for targets in DNA damage response pathways and genetically defined cancers. Since then, we have expanded into other therapeutic areas, including immunology and neurology. We have initiated dosing in a Phase 1 clinical trial of SGR-1505 in patients with relapsed or refractory B-cell malignancies and a Phase 1 clinical trial for SGR-3515 in patients with advanced solid tumors. We also continue to advance new programs where we can leverage our computational platform to discover novel molecules, including SGR-6016, our brain-penetrant NLRP3 inhibitor development candidate. As we progress and expand our pipeline of proprietary programs, we will strategically evaluate on a program-by-program basis advancing them into and through preclinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their development, clinical and commercial potential.

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
We have accelerated our efforts to transition customers from on-premise software arrangements to hosted software contracts. As a result of this transition, we expect future quarterly and annual revenue trends to be impacted, as revenue associated with hosted software arrangements is generally recognized over the term of the contract, rather than at a point in time, and may differ in timing and pattern from revenue recognized under on-premise software arrangements. While this transition has not had a material impact on our historical results to date, it is expected to affect the timing and mix of revenue recognition in future periods and as a result, we expect revenue to decline in the near-term as the transition progresses.
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
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements, as amended, with Gates Ventures, LLC and the Bill & Melinda Gates Foundation. The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 13, 2026. The agreement is an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced, in accordance with Accounting Standard Codification, or ASC, Topic 958, Not-for-Profit Entities, or Topic 958, as the agreement is not an exchange transaction.
In July 2024, we entered into a one-year agreement with the Bill & Melinda Gates Foundation, that was further extended through April 2026, to initially fund our initiative to accelerate the expansion of our computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958.
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

In addition to revenue from our collaborations, we may also derive drug discovery revenue from out-licensing our proprietary drug discovery programs when we believe it will help maximize the development, clinical and commercial potential of the program. Beyond our planned investments to complete our ongoing Phase 1 dose-escalation clinical trials of SGR-1505 and SGR-3515, we do not intend to initiate additional clinical trials or advance our other proprietary preclinical programs into clinical trials independently. Overall, we expect that our drug discovery revenue will fluctuate from period to period due to the inherently uncertain nature of the timing of milestone achievements and our dependence on the program decisions of our collaborators.
Drug discovery contribution revenue. Contribution revenue primarily consists of funds received under agreements with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958.
Cost of Revenues
Software products and services. Cost of revenues for software includes personnel-related expenses (comprised of salaries, benefits, and stock-based compensation) for employees directly involved in the development and delivery of software solutions, maintenance and professional services, royalties paid for products sold and services performed using third-party licensed software functionality, and allocated overhead (facilities and information technology support) costs. Pursuant to various third-party arrangements, we license technology that is used in our software. These arrangements require us to pay royalties based on sales volume, and such royalty payments represented 3.5% of software revenues in both the years ended December 31, 2025 and 2024.
Drug discovery. Costs of revenue for drug discovery includes personnel-related expenses and costs of third-party contract research organizations, or CROs, that support discovery activities in our collaborations, royalties paid for services performed using third-party licensed software functionality, allocated compute capacity and overhead costs. While we have incurred costs associated with discovery efforts since late 2017, we have recognized and expect to continue to recognize revenues in the future if and when milestones are considered probable of achievement and there is not a risk of significant revenue reversal, or when they are achieved. Generally, drug discovery costs of revenue for collaborations are incurred in advance of the revenue milestone achievement.
Royalty payments to third-parties represented 2.4% and 9.5% of drug discovery revenues in the years ended December 31, 2025 and 2024, respectively. We expect our drug discovery costs of revenue to fluctuate from period to period depending on the number and mix of collaborative and proprietary programs and their respective stages of development.
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
We expect our research and development expense to stabilize in regards to our investment in activities related to discovery and development of our proprietary drug discovery programs, in advancing our computational platform, and in hiring additional personnel directly involved in such efforts. The amount to which our research and development expense may fluctuate in the future will also be dependent on our development plans for our proprietary drug discovery programs, including the timing of any partnering, collaboration or out-licensing decisions. At this time, we do not know, nor can we reasonably estimate, the nature, timing, or costs of the efforts that will be necessary to complete the development of any of our proprietary drug discovery programs.
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
Change in Fair Value of Equity Investments
Fair value gains and losses consist of adjustments to the fair value of our equity investments, which may include Nimbus, Structure Therapeutics, Inc. or Structure Therapeutics, and Morphic. We remeasure our investments at each period end.
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

Results of Operations
Comparison of the years ended December 31, 2025 and 2024
The following table summarizes our results of operations data for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Revenues:
Software products and services	$199,500	$180,365	$19,135	11%
Drug discovery	56,369	27,174	29,195	107%
Total revenues	255,869	207,539	48,330	23%
Cost of revenues:
Software products and services	51,001	36,900	14,101	38%
Drug discovery	62,254	38,556	23,698	61%
Total cost of revenues	113,255	75,456	37,799	50%
Gross profit	142,614	132,083	10,531	8%
Operating expenses:
Research and development	173,138	201,785	(28,647)	(14)%
Sales and marketing	40,963	39,917	1,046	3%
General and administrative	95,409	99,677	(4,268)	(4)%
Total operating expenses	309,510	341,379	(31,869)	(9)%
Loss from operations	(166,896)	(209,296)	42,400	(20)%
Other income:
Gain (loss) on equity investments	—	—	—	N/M
Change in fair value of equity investments	48,174	5,683	42,491	N/M
Other income	16,396	17,902	(1,506)	N/M
Total other income	64,570	23,585	40,985	N/M
Loss before income taxes	(102,326)	(185,711)	83,385	N/M
Income tax expense	939	1,412	(473)	N/M
Net loss	$(103,265)	$(187,123)	$83,858	N/M
N/M – not meaningful

Revenues

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Revenues:
Software
On-premise software	$101,448	$104,020	$(2,572)	(2)%
Hosted software	45,123	35,253	9,870	28%
Software maintenance	27,293	23,279	4,014	17%
Professional services	9,648	9,797	(149)	(2)%
Software contribution	15,988	8,016	7,972	99%
Total software products and services	199,500	180,365	19,135	11%
Drug discovery
Drug discovery services	54,760	25,143	29,617	118%
Drug discovery contribution	1,609	2,031	(422)	(21)%
Total drug discovery	56,369	27,174	29,195	107%
Total revenues	$255,869	$207,539	$48,330	23%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to the timing and size of multi-year customer contracts with upfront revenue recognition in the comparable period versus the current period.
Hosted software. The increase in revenues for hosted software during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to customers switching from on premise to hosted software purchases, as well as increased spend from existing hosted customers and growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over the period of the contract.
Software maintenance. The increase in revenues for software maintenance during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to increased spend from existing customers and longer renewal periods.
Professional services. Professional services revenues remained consistent during the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to the progress and completion of technology and modeling service projects.
Software contribution revenue. The increase in software contribution revenues during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to the agreements with the Bill & Melinda Gates Foundation entered into during the year ended December 31, 2024, aimed to accelerate the expansion of our computational software platform, and the extension of the agreement with Gates Ventures, LLC.
Drug Discovery Revenue
Drug discovery services. The increase in revenues for drug discovery services during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to the Novartis collaboration services that began in November 2024 and the progress of new and existing collaborations.
Drug discovery contribution revenue. The decrease in drug discovery contribution revenue during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was due to fluctuation in allotted funds spent under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health, which began in November 2021.

Cost of Revenues

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Cost of revenues:
Software products and services	$51,001	$36,900	$14,101	38%
Gross margin	74%	80%
Drug discovery	62,254	38,556	23,698	61%
Software products and services. The increase in cost of revenues for software products and services during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was attributable to increases of approximately $5.0 million in third-party CRO costs related to development, approximately $4.9 million in personnel-related expense, approximately $3.4 million in cloud computing expense, and approximately $0.8 million in royalty expense.
Software products and services gross margin. The decrease in software gross margin during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to an increase in expenses related to our agreement with the Bill & Melinda Gates Foundation to accelerate the expansion of our computational software platform, partially offset by an increase in revenue.
Drug discovery. The increase in cost of revenues for drug discovery during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was attributable to increases of approximately $13.2 million in third-party CRO costs associated with the expansion and progression of collaborative programs, approximately $7.3 million in personnel-related expense due to proprietary programs moving to partnered programs, approximately $2.4 million in cloud computing expense, and approximately $2.0 million in other expenses, partially offset by a decrease of approximately $1.2 million in royalty expense.

Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
External costs by program:
SGR-1505	$13,125	$10,693	$2,432	23%
SGR-2921(1)	7,968	10,290	(2,322)	(23)%
SGR-3515	7,196	5,930	1,266	21%
Other early development candidates and unallocated costs	20,964	32,371	(11,407)	(35)%
Total external costs for programs in preclinical and clinical development	49,253	59,284	(10,031)	(17)%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	32,374	41,262	(8,888)	(22)%
Facility and other	2,221	2,233	(12)	(1)%
Total internal costs	34,595	43,495	(8,900)	(20)%
All other research and development	89,290	99,006	(9,716)	(10)%
Total research and development expense	$173,138	$201,785	$(28,647)	(14)%
(1)The development of SGR-2921 was discontinued in August 2025.
The decrease in external costs of $10.0 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to decreases in other external research costs to support our early-stage product candidates due to the timing of work performed, as well as a decrease in costs for SGR-2921 which was discontinued in August 2025, partially offset by an increase in costs associated with the ongoing Phase 1 clinical trials and other development activities for SGR-1505 and SGR-3515.
The decrease in internal costs for programs in discovery, preclinical and clinical development of $8.9 million during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to a decrease in personnel-related expense and rent expense.
The decrease in all other research and development expense during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was attributable to decreases of approximately $4.8 million in personnel-related expense, approximately $1.9 million in cloud computing expense, approximately $1.1 million related to office rent, approximately $0.8 million related to professional services, approximately $0.6 million in travel and entertainment expense, and approximately $0.5 million in other expenses.
Sales and Marketing Expense

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
Sales and marketing	$40,963	$39,917	$1,046	3%

The increase in sales and marketing expense during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was attributable to increases of approximately $1.0 million in personnel-related expense, approximately $0.1 million in cloud computing expense, and approximately $0.1 million in other expense, partially offset by a decrease of approximately $0.2 million in travel and entertainment expense.
General and Administrative Expense

	Year Ended December 31,		Change
	2025	2024	$	%
	(in thousands)
General and administrative	$95,409	$99,677	$(4,268)	(4)%
The decrease in general and administrative expense during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was attributable to decreases of approximately $4.3 million of personnel-related expense, approximately $0.5 million related to royalties, approximately $0.3 million in travel and entertainment expense, and approximately $0.1 million in other expenses, partially offset by increases of approximately $0.6 million in professional services and approximately $0.3 million in cloud computing expense.
Gain (Loss) on Equity Investments

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Gain (loss) on equity investments	$—	$—	$—
There was no gain or loss on equity investments during the years ended December 31, 2025 and 2024.
Change in Fair Value of Equity Investments

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Change in fair value of equity investments	$48,174	$5,683	$42,491
The change in fair value of equity investments during the year ended December 31, 2025 was due to a mark-to-market gain on our investment in Structure Therapeutics of $48.2 million. This consisted of a mark-to-market gain of approximately $7.5 million on the portion of the investment sold during the period and a market-to-market gain of approximately $40.7 million on the portion of the investment held as of December 31, 2025. The change in fair value of equity investments during the year ended December 31, 2024 was primarily due to an unrealized gain on our investment in Morphic of $23.5 million, partially offset by an unrealized loss on our investment in Structure Therapeutics of $18.1 million.
Other Income

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Other income	$16,396	$17,902	$(1,506)
The decrease in other income during the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily attributable to decreases of approximately $2.1 million in interest income, partially offset by an increase of approximately $0.6 million primarily related to favorable foreign currency fluctuations.

Income Tax Expense

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Income tax expense	$939	$1,412	$(473)
Income tax expense for the year ended December 31, 2025 represents state income tax obligations and taxes in foreign jurisdictions for which we conduct business. Income tax expense for the year ended December 31, 2024 represents certain state income tax obligations and taxes in foreign jurisdictions for which we conduct business. As of December 31, 2025, we have a full valuation allowance on our U.S. federal and state deferred tax assets.
At December 31, 2025, we had federal and state net operating loss carryforwards of approximately $208.5 million and $119.3 million, respectively. The state net operating loss carryforwards will expire between 2025 and 2055, if not utilized. The post-2017 federal net operating loss carryforwards are limited to 80% of taxable income generated in a given year and carry forward indefinitely. As of December 31, 2025, we had federal orphan drug credits and federal research and development tax credit carryforwards of approximately $44.0 million and various state tax credit carryforwards of approximately $4.7 million. These carryforwards will expire between 2033 and 2045, if not utilized.
As required by ASC Topic 740, Income Taxes, our management has evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets, which are composed principally of net operating loss carryforwards and research and development credit carryforwards. Management has determined that it is more likely than not that we will not realize the benefits of our federal and state deferred tax assets and, as a result, a valuation allowance of $211.9 million and $177.2 million has been established at December 31, 2025 and 2024, respectively. The change in the valuation allowance for the years ended December 31, 2025 and 2024 was $34.7 million and $41.2 million, respectively. We recorded income tax expense of $0.9 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively.

Quarterly Results of Operations
The following tables summarize our selected unaudited quarterly results of operations data for each of the eight quarters in the period ended December 31, 2025. The information for each of these quarters has been prepared on the same basis as our audited annual consolidated financial statements and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for the fair statement of the results of operations for these periods. This data should be read in conjunction with our audited consolidated financial statements included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025	2024	2024	2024	2024
	(in thousands)
Revenues:
Software products and services	$69,282	$40,858	$40,544	$48,816	$79,662	$31,884	$35,404	$33,415
Drug discovery	17,953	13,466	14,215	10,735	8,655	3,406	11,930	3,183
Total revenues	87,235	54,324	54,759	59,551	88,317	35,290	47,334	36,598
Cost of revenues:
Software products and services(1)	13,339	11,111	13,029	13,522	13,278	8,479	7,167	7,976
Drug discovery(1)	16,603	15,174	15,572	14,905	10,909	9,083	8,832	9,732
Total cost of revenues	29,942	26,285	28,601	28,427	24,187	17,562	15,999	17,708
Gross profit	57,293	28,039	26,158	31,124	64,130	17,728	31,335	18,890
Operating expenses:
Research and development(1)	41,399	42,757	43,138	45,844	49,362	50,977	50,835	50,611
Sales and marketing(1)	10,338	9,524	10,734	10,367	9,704	10,349	9,693	10,171
General and administrative(1)	22,713	21,705	25,189	25,802	25,776	24,824	23,536	25,541
Total operating expenses	74,450	73,986	79,061	82,013	84,842	86,150	84,064	86,323
Loss from operations	(17,157)	(45,947)	(52,903)	(50,889)	(20,712)	(68,422)	(52,729)	(67,433)
Other income (expense):
Gain (loss) on equity investments	—	—	—	—	—	—	—	—
Change in fair value of equity investments	46,999	9,691	4,579	(13,095)	(22,080)	25,459	(5,833)	8,137
Other income	3,131	3,623	5,438	4,204	3,539	4,737	4,598	5,028
Total other income (expense)	50,130	13,314	10,017	(8,891)	(18,541)	30,196	(1,235)	13,165
Income (loss) before income taxes	32,973	(32,633)	(42,886)	(59,780)	(39,253)	(38,226)	(53,964)	(54,268)
Income tax expense (benefit)	462	162	287	28	963	(90)	83	456
Net income (loss)	$32,511	$(32,795)	$(43,173)	$(59,808)	$(40,216)	$(38,136)	$(54,047)	$(54,724)
(1)Includes stock-based compensation as indicated in the table located further below.

Revenues:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025	2024	2024	2024	2024
	(in thousands)
Revenues:
Software
On-premise software	$44,354	$15,928	$15,743	$25,423	$55,393	$12,250	$18,758	$17,619
Hosted software	11,538	11,585	11,128	10,872	11,176	8,814	8,087	7,176
Software maintenance	6,893	6,826	6,778	6,796	5,886	5,658	5,840	5,895
Professional services	3,796	1,589	2,382	1,881	2,315	2,038	2,719	2,725
Revenue from contracts with customers	66,581	35,928	36,031	44,972	74,770	28,760	35,404	33,415
Software contribution	2,701	4,930	4,513	3,844	4,892	3,124	—	—
Total software products and services revenue	69,282	40,858	40,544	48,816	79,662	31,884	35,404	33,415
Drug discovery
Drug discovery services	17,576	13,008	13,940	10,236	8,132	2,813	11,506	2,692
Drug discovery contribution	377	458	275	499	523	593	424	491
Total drug discovery revenue	17,953	13,466	14,215	10,735	8,655	3,406	11,930	3,183
Total revenues	$87,235	$54,324	$54,759	$59,551	$88,317	$35,290	$47,334	$36,598
Deferred Revenue:

	As of
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025	2024	2024	2024	2024
	(in thousands)
Deferred revenue	$191,730	$174,673	$186,538	$209,954	$220,758	$46,973	$47,879	$57,513
Gross Margin:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025	2024	2024	2024	2024
Software products and services gross margin	81%	73%	68%	72%	83%	73%	80%	76%

Stock-Based Compensation:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025	2024	2024	2024	2024
	(in thousands)
Stock-based compensation:
Cost of revenues:
Software products and services	$601	$604	$582	$611	$664	$665	$669	$645
Drug discovery	747	802	839	792	538	573	691	490
Research and development	3,173	3,256	3,339	3,507	4,152	4,218	4,228	4,066
Sales and marketing	932	927	968	920	988	971	968	974
General and administrative	4,497	5,257	4,899	5,744	6,137	5,971	6,252	6,043
Total stock-based compensation expense	$9,950	$10,846	$10,627	$11,574	$12,479	$12,398	$12,808	$12,218
Depreciation and Amortization:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2025	2025	2025	2025	2024	2024	2024	2024
	(in thousands)
Depreciation and amortization:
Cost of revenues:
Software products and services	$117	$121	$122	$127	$130	$135	$120	$122
Drug discovery	326	329	336	339	181	158	108	120
Research and development	652	662	695	735	897	878	793	780
Sales and marketing	134	142	148	144	159	174	169	165
General and administrative	208	211	230	244	266	262	264	278
Total depreciation and amortization expense	$1,437	$1,465	$1,531	$1,589	$1,633	$1,607	$1,454	$1,465
Quarterly Revenue Trends
On-premise software revenue is subject to seasonality that generally favors the first and fourth quarter of each year, primarily due to the timing of customer renewals for on-premise software arrangements, for which revenue is recognized at a single point in time. Hosted software revenue grew more steadily over the periods presented, as existing customers and new customers increased their spend on hosted solutions, for which revenue is recognized ratably over the term of the contract. As a result, a portion of the software products and services revenue we reported in each period was attributable to sales we made in prior periods. Software maintenance revenue is related to on-premise software sales and also is recognized ratably over the term of the underlying agreement. Therefore, increases or decreases in customer sales, customer expansion, or renewals in a period may not be immediately reflected in revenue for the period. Our professional services arrangements are typically project-based and, therefore, fluctuated based on individual customer needs and ongoing project support. Drug discovery revenue fluctuated from period to period based on the achievement of specific collaboration milestones, as well as advancements of collaborative services. Software and drug discovery contribution revenue fluctuated from period to period based on the timing of costs incurred and conditions met.
We have accelerated our efforts to transition customers from on-premise software arrangements to hosted software contracts. As a result of this transition, we expect future quarterly and annual revenue trends to be impacted, as revenue associated with hosted software arrangements is generally recognized over the term of the contract, rather than at a point in time, and may differ in timing and pattern from revenue recognized under on-premise software arrangements. While this transition has not had a material impact on our historical results to date, it is expected to affect the timing and mix of revenue recognition in future periods and as a result, we expect revenue to decline in the near-term as the transition progresses.
Quarterly Deferred Revenue Trends
Deferred revenue consists of the unearned portion of customer billings, which is recognized as revenue in accordance with our revenue recognition policy. Deferred revenue balances have fluctuated based on the measurement of progress toward completion for service projects, the timing of sales, shifts in product mix, and fluctuations to the number and size of milestones that were deemed probable in advance of actual achievement.
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
Quarterly Operating Expense Trends
Operating expenses generally decreased during the periods presented due to decreased headcount and personnel-related expenses involved in research and development, sales and marketing, and general and administrative activities, and CRO costs related to our proprietary drug discovery programs. The decreases in headcount across our operations represent a focused effort to reduce operating expenses and reduce cash used in operating activities. CRO cost decreases were driven by the discontinuation of development of SGR-2921, as well as the timing and progression of our proprietary drug discovery programs.
Quarterly Other Income (Expense) Trends
Other income (expense) during the periods presented consisted primarily of fair value gains and losses related to our equity investments in Morphic and Structure Therapeutics, and, to a lesser degree, interest income and transactional foreign exchange gains and losses.
Segment Information
See Note 14 – Segment Reporting in our audited consolidated financial statements for additional information regarding our segments.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have primarily incurred negative cash flows from operations from inception through the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $628.8 million.
We have funded our operations to date principally from the sale of our equity securities, including our initial public offering and our follow-on public offering, and from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators. Our operating cash flows are impacted by the magnitude and timing of our software sales and by the magnitude and timing of our drug discovery milestone achievements and research funding fees.
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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC (formerly

SVB Securities LLC), or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. During the year ended December 31, 2025, no shares of common stock were sold under the ATM. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8.7 million and gross proceeds of $8.9 million, before deducting sales agent commissions. As of both December 31, 2025 and 2024, we had $241.1 million of common stock remaining available for sale under the ATM.
As of December 31, 2025, we had cash, cash equivalents, restricted cash, and marketable securities of $402.3 million.
We believe our existing cash, cash equivalents, and marketable securities as of December 31, 2025 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs, including the impact of tariffs and trade restrictions on such spending. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
We plan to utilize the existing cash, cash equivalents, and marketable securities on hand primarily to fund our software and drug discovery activities. With respect to our proprietary drug discovery programs, we plan to strategically evaluate on a program-by-program basis advancing them into and through preclinical development ourselves, entering into collaborations to co-develop them with leading industry partners, or out-licensing them to maximize their development, clinical and commercial potential. Beyond our planned investments to complete our ongoing Phase 1 dose-escalation clinical trials of SGR-1505 and SGR-3515, we do not intend to initiate additional clinical trials or advance our other proprietary preclinical programs into clinical trials independently. We plan to explore strategic partnerships for the SGR-1505 and SGR-3515 programs to advance the development of these programs beyond our ongoing Phase 1 clinical trials.
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
Our contractual obligations as of December 31, 2025 include lease obligations of $160.2 million, consisting of our continuing rent obligations through December 2037, primarily for our office located in New York, New York for $126.5 million, which expires in December 2037. In addition, see Note 6 – Commitments and Contingencies to our consolidated financial statements appearing in Item 8 of this Annual Report for more information relating to our operating lease obligations.
In December 2022, we entered into an agreement with a third-party to establish an exclusive integrated drug discovery dedicated facility in Hyderabad, India. The agreement contains a minimum payment obligation, which totals $21.8 million over five years after the date of first occupancy.
In December 2025, we entered into a three-year agreement with a third-party cloud provider for compute power. The agreement contains a minimum payment obligation, which totals $82.0 million over the three years after the date we entered into the agreement.
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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by (used in) operating activities	$13,899	$(157,368)
Net cash provided by investing activities	57,898	148,836
Net cash provided by financing activities	2,931	10,123
Net increase in cash and cash equivalents and restricted cash	$74,728	$1,591
Operating activities
During the year ended December 31, 2025, operating activities provided approximately $13.9 million of cash, primarily due to changes to our operating assets and liabilities of $118.2 million, $43.0 million of stock-based compensation, and $4.2 million of non-cash operating expenses, depreciation and investment accretion costs. These items were partially offset by a net loss of $103.3 million, which included a $48.2 million non-cash gain on changes in fair value.
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
Investing activities
During the year ended December 31, 2025, investing activities provided approximately $57.9 million of cash, consisting of $41.6 million provided by marketable securities maturities, net of purchases, and $17.7 million provided by the sale of equity investments. These items were partially offset by $1.4 million in cash used for purchases of property and equipment.
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
Financing activities
During the year ended December 31, 2025, financing activities provided approximately $2.9 million of cash, primarily attributable to proceeds received from stock option exercises.
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

At the inception of each arrangement that includes research, development, or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as certain regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative SSP basis consistent with the allocation objectives of Topic 606, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which may affect license, collaboration, and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a risk that we may not earn all of the milestone payments from each of our collaborators. We recognized $12.8 million and $14.1 million from drug discovery milestones for the years ended December 31, 2025 and 2024, respectively.
Software performance obligations and transaction price allocation: At contract inception, we assess the goods or services promised within each contract that falls under the scope of Topic 606 to identify distinct performance obligations, which requires the most difficult, subjective, and complex judgments based on the nature of each transaction. We allocate the transaction price to each distinct performance obligation on an SSP basis. We determine the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. We typically have more than one SSP for individual software license performance obligations due to the stratification of those items by classes of customers and circumstances. In these instances, we may use information such as the size and geographic region of the customer in determining the SSP. We may also estimate SSP based on management judgment by considering available data such as internal cost and margin objectives, pricing strategies, market/competitive conditions, historical profitability data, as well as other observable inputs. We establish SSP ranges for our products and services and reassess them periodically. The determination of SSP requires significant management judgment.
Collaboration agreement performance obligations, transaction price allocation, and measurement of progress: At the inception of each arrangement, we utilize judgment to assess the nature of the performance obligations to determine whether they are distinct or a single combined performance obligation. We allocate the transaction price to each performance obligation based on the relative SSP of each performance obligation at inception. We determine the SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant judgment is used to determine the inputs for total costs to perform the research activities, which may include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed by third-parties to complete the research plan. Revenue is recognized on a proportional performance basis over the period of service, using input-based measurements to estimate the performance. Changes to these assumptions may have a material effect on the amount and timing of revenue recognized. We recognized revenue of $38.4 million and $8.3 million related to collaboration agreements with proportional performance measurement for the years ended December 31, 2025 and 2024, respectively.
Recent Accounting Pronouncements
See Note 2 – Significant Accounting Policies to our consolidated financial statements appearing in Item 8 of this Annual Report for a discussion of recently issued accounting pronouncements.
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
We are also exposed to market risk related to changes in foreign currency exchange rates. We maintain bank accounts denominated in Japanese yen, British pound sterling, Indian rupee, European Union euro, and Korean Republic won to accommodate deposits of amounts due from certain customers. We also contract with certain vendors that are located outside of the United States whose invoices are denominated in foreign currencies. We are subject to fluctuations in foreign currency rates in connection with these arrangements. Our hedging activity related to our foreign currency exchange rate risk is immaterial. Our cash balances and outstanding vendor invoices denominated in foreign currencies were not material as of December 31, 2025 and 2024, and our market risk associated with foreign currency exchange rates was deemed insignificant. An immediate 10% change in foreign exchange rates would not have a material effect on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Schrödinger, Inc.:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Schrödinger, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
    Identification of performance obligations in material software revenue arrangements
As discussed in Note 3(a) to the consolidated financial statements, the Company reported on-premise software revenue of $101,448 thousand and hosted software revenue of $45,123 thousand for the year ended December 31, 2025. As discussed in Note 3(d), the Company’s contracts with customers often include promises to transfer multiple products and services. At contract inception, the Company assesses the products and services promised within each contract to determine distinct performance obligations that should be accounted for separately.
We identified the determination of distinct performance obligations in material software revenue arrangements as a critical audit matter. There was subjective auditor judgment in evaluating whether promised products and services in material software revenue arrangements are separate performance obligations or inputs into a combined performance obligation.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the revenue process, including controls related to the determination of distinct performance obligations. For material software revenue arrangements, we evaluated whether the performance obligations identified by the Company were capable of being distinct in the context of the contract by obtaining an understanding of the Company’s product and service offerings, obtaining and inspecting contracts, and evaluating the application of the revenue recognition accounting guidance for the selected contract.

/s/ KPMG LLP
We have served as the Company’s auditor since 2010.
Portland, Oregon
February 25, 2026

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

Assets	December 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$230,517	$147,326
Restricted cash	6,868	15,331
Marketable securities	164,947	204,798
Accounts receivable, net of allowance for doubtful accounts of $440 and $210	83,041	235,692
Unbilled and other receivables, net of allowance for unbilled receivables of $140 and $100	21,352	19,641
Prepaid expenses	12,540	12,205
Total current assets	519,265	634,993
Property and equipment, net	19,456	24,196
Equity investments	73,647	43,208
Goodwill	4,791	4,791
Right of use assets - operating leases	102,736	111,883
Other assets	6,265	4,155
Total assets	$726,160	$823,226
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,452	$10,666
Accrued payroll, taxes, and benefits	39,264	42,110
Deferred revenue	112,853	111,944
Lease liabilities - operating leases	16,412	16,755
Other accrued liabilities	9,155	10,272
Total current liabilities	189,136	191,747
Deferred revenue, long-term	78,877	108,814
Lease liabilities - operating leases, long-term	92,816	101,074
Other liabilities, long-term	1,278	146
Total liabilities	362,107	401,781
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 64,515,380 and 63,710,409 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	645	637
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	92	92
Additional paid-in capital	992,015	946,037
Accumulated deficit	(628,806)	(525,541)
Accumulated other comprehensive income	107	220
Total stockholders' equity	364,053	421,445
Total liabilities and stockholders' equity	$726,160	$823,226
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except for share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Software products and services	$199,500	$180,365	$159,124
Drug discovery	56,369	27,174	57,542
Total revenues	255,869	207,539	216,666
Cost of revenues:
Software products and services	51,001	36,900	29,514
Drug discovery	62,254	38,556	46,460
Total cost of revenues	113,255	75,456	75,974
Gross profit	142,614	132,083	140,692
Operating expenses:
Research and development	173,138	201,785	181,766
Sales and marketing	40,963	39,917	37,226
General and administrative	95,409	99,677	99,148
Total operating expenses	309,510	341,379	318,140
Loss from operations	(166,896)	(209,296)	(177,448)
Other income:
Gain on equity investments	—	—	147,213
Change in fair value of equity investments	48,174	5,683	53,461
Other income	16,396	17,902	19,693
Total other income	64,570	23,585	220,367
(Loss) income before income taxes	(102,326)	(185,711)	42,919
Income tax expense	939	1,412	2,199
Net (loss) income	$(103,265)	$(187,123)	$40,720
Net (loss) income per share attributable to common and limited common stockholders, basic:	$(1.41)	$(2.57)	$0.57
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	73,443,298	72,670,295	71,776,301
Net (loss) income per share of common and limited common stockholders, diluted:	$(1.41)	$(2.57)	$0.54
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	73,443,298	72,670,295	74,986,816
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income attributable to common and limited common stockholders	$(103,265)	$(187,123)	$40,720
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(113)	(61)	2,663
Comprehensive (loss) income	$(103,378)	$(187,184)	$43,383
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	(loss) income	equity
Balance at December 31, 2022	62,163,739	$622	9,164,193	$92	$828,700	$(379,138)	$(2,382)	$447,894
Unrealized gain on marketable securities	—	—	—	—	—	—	2,663	2,663
Issuances of common stock upon stock option exercises	800,336	8	—	—	9,432	—	—	9,440
Issuance of common stock upon vesting of RSUs and PRSUs	13,241	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	47,841	—	—	$47,841
Net income	—	—	—	—	—	40,720	—	40,720
Balance at December 31, 2023	62,977,316	630	9,164,193	92	885,973	(338,418)	281	548,558
Unrealized loss on marketable securities	—	—	—	—	—	—	(61)	(61)
Issuances of common stock upon stock option exercises	169,820	2	—	—	1,486	—	—	1,488
Issuance of common stock upon vesting of RSUs and PRSUs	240,188	2	—	—	—	—	—	2
Issuance of common stock in ATM offering, net	323,085	3	—	—	8,675	—	—	8,678
Stock-based compensation	—	—	—	—	49,903	—	—	49,903
Net loss	—	—	—	—	—	(187,123)	—	(187,123)
Balance at December 31, 2024	63,710,409	637	9,164,193	92	946,037	(525,541)	220	421,445
Unrealized loss on marketable securities	—	—	—	—	—	—	(113)	(113)
Issuances of common stock upon stock option exercises	303,770	3	—	—	2,986	—	—	2,989
Issuance of common stock upon vesting of RSUs and PRSUs	501,201	5	—	—	(5)	—	—	—
Stock-based compensation	—	—	—	—	42,997	—	—	42,997
Net loss	—	—	—	—	—	(103,265)	—	(103,265)
Balance at December 31, 2025	64,515,380	$645	9,164,193	$92	$992,015	$(628,806)	$107	$364,053
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(103,265)	$(187,123)	$40,720
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Gain on equity investments	—	—	(147,213)
Changes in fair value of equity investments	(48,174)	(5,683)	(53,461)
Depreciation and amortization	6,022	6,159	5,552
Stock-based compensation	42,997	49,903	47,841
Noncash investment accretion	(1,867)	(7,592)	(7,761)
Loss on disposal of property and equipment	20	8	142
Decrease (increase) in assets:
Accounts receivable, net	152,651	(169,700)	(10,039)
Unbilled and other receivables	(1,711)	3,483	(9,987)
Reduction in the carrying amount of right of use assets - operating leases	9,147	8,942	7,766
Prepaid expenses and other assets	(2,445)	(3,482)	(8,462)
Increase (decrease) in liabilities:
Accounts payable	908	(6,119)	7,321
Accrued payroll, taxes, and benefits	(2,846)	10,347	6,881
Deferred revenue	(29,028)	155,484	(18,256)
Lease liabilities - operating leases	(8,601)	(10,053)	(3,694)
Other accrued liabilities	91	(1,942)	5,917
Net cash provided by (used in) operating activities	13,899	(157,368)	(136,733)
Cash flows from investing activities:
Purchases of property and equipment	(1,442)	(7,311)	(13,403)
Purchases of equity investments	—	(3,072)	(4,125)
Distribution from equity investment	—	—	147,213
Proceeds from sale and disposition of equity investments	17,735	48,798	—
Purchases of marketable securities	(312,959)	(251,339)	(320,624)
Proceeds from maturity of marketable securities	354,564	361,760	383,973
Net cash provided by investing activities	57,898	148,836	193,034
Cash flows from financing activities:
Proceeds from issuances of common stock upon stock option exercises	2,989	1,490	9,440
Proceeds from issuance of common stock in ATM offering	—	8,868	—
Payment of offering costs	—	(177)	(373)
Principal payments on finance leases	(58)	(58)	(19)
Net cash provided by financing activities	2,931	10,123	9,048
Net increase in cash and cash equivalents and restricted cash	74,728	1,591	65,349
Cash and cash equivalents and restricted cash, beginning of year	162,657	161,066	95,717
Cash and cash equivalents and restricted cash, end of year	$237,385	$162,657	$161,066

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	$40	$162	$192
Purchases of property and equipment in accrued liabilities	81	157	457
Acquisition of right of use assets - operating leases, contingency resolution	—	2,848	514
Acquisition of right of use assets in exchange for lease liabilities - operating leases	—	—	15,085
Acquisition of right of use assets in exchange for lease liabilities - finance leases	—	—	279
See accompanying notes to consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the years ended December 31, 2025, 2024, and 2023
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
Liquidity, Capital Resources and Funding Requirements
The Company has funded its operations to date principally from the sale of equity securities, and to a lesser extent, from sales of software solutions and from upfront payments, research funding and milestone payments from drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, the Company's equity stakes in its collaborators. The Company's operating cash flows are impacted by the magnitude and timing of our software sales and by the magnitude and timing of its drug discovery milestone achievements and research funding fees.
On February 28, 2024, the Company filed a universal shelf registration statement on Form S-3 which allows for the offering and selling of an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale.
As of December 31, 2025, the Company had cash, cash equivalents, restricted cash, and marketable securities of $402.3 million.
(2)    Significant Accounting Policies
(a)    Accounting Pronouncements Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement — Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) — Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. This standard is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, on a prospective basis, with early adoption and retrospective application permitted. The Company has not yet adopted ASU 2024-03 and is still evaluating the impact of the adoption on its consolidated financial statements.
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
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which refines the scope of the guidance on derivatives by adding a new scope exception for certain non-exchange-traded contracts that have an underlying based on operations or activities specific to one of the parties to the contract, and clarifies the interaction between the guidance on revenue from contracts with customers and the guidance on derivatives and equity investments for share-based noncash consideration from a customer for the transfer of goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company has not yet adopted ASU 2025-07 and is still evaluating the impact of the adoption on its consolidated financial statements.
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
(d)    Cash and Cash Equivalents and Marketable Securities and Restricted Cash
Included in cash and cash equivalents were cash equivalents of $172,667 and $102,054 as of December 31, 2025 and 2024, respectively, which consisted of money market funds and certificates of deposit, and are stated at cost, which approximates market value. The Company classifies all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. The Company classifies all marketable securities, which consist of fixed income securities, as available for sale securities.
At times, cash balances held at financial institutions were in excess of the Federal Deposit Insurance Corporation’s insured limits; however, the Company primarily places its cash with high-credit quality financial institutions.
Restricted cash consists of letters of credit held with the Company’s financial institution related to facility leases, certificates of deposit held as collateral for its credit card facility, and funds received from certain grants which are restricted to their use. These items are classified as current in the Company’s balance sheets based on their maturity or the term of the grant.
(e)    Accounts Receivable
Accounts receivable are stated at original invoice amount less an allowance for doubtful accounts. Management estimates the allowance for doubtful accounts by evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions. Account balances are considered delinquent if payment is not received by the due date. Accounts receivable are written off when deemed uncollectible. Recovery of accounts receivable previously written off is recorded when received. Changes in the balance of accounts deemed uncollectible were deemed immaterial as of December 31, 2025 and 2024. Interest is not charged on accounts receivable.
(f)    Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to their short maturities.
(g)    Property and Equipment
Property and equipment are stated at cost. The Company did not capitalize any interest for the years ended December 31, 2025, 2024, and 2023. Maintenance and repairs are expensed as incurred.

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
The Company tests its goodwill for impairment on October 1 of each year. In 2025, the Company evaluated its goodwill using a qualitative process. If the qualitative factors determine that it is more likely than not that the fair value exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, the Company would further evaluate for potential impairment. This qualitative assessment indicated that it was more likely than not the Company's reporting unit’s fair value exceeded its carrying value. No impairment of goodwill was recognized for the years ended December 31, 2025, 2024, and 2023.
(i)    Accounting for the Impairment of Long‑Lived Assets
Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, depending on the nature of the asset. No impairment was identified for the years ended December 31, 2025, 2024, and 2023.
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
As of December 31, 2025 and 2024, one customer accounted for 10% and 68% of total accounts receivable, respectively. As of December 31, 2025, three customers accounted for 21%, 12%, and 10% of total contract assets, respectively. As of December 31, 2024, three customers accounted for 33%, 23%, and 16% of total contract assets, respectively. For the years ended December 31, 2025 and 2024, one customer accounted for 17% and 10% of total revenues, respectively. For the year ended December 31, 2023, two customers accounted for 26% and 11% of total revenues, respectively.
(l)    Royalties
Royalties represent a component of cost of revenues and consist of royalties paid to owners of intellectual property used in or bundled with the Company’s software. Generally, royalties are incurred and recorded at the time a customer enters into a binding purchase agreement, although some royalty agreements are based instead on cash collections. Royalty expense was $8,401, $9,342, and $13,349 for the years ended December 31, 2025, 2024, and 2023, respectively.
(m)    Software Development Costs
Costs to develop new software products and substantial enhancements to existing software products are expensed as incurred. Historically, the Company has not capitalized any software development costs because the software development process was essentially completed concurrent with the establishment of technological feasibility.
(n)    Research and Development
Research and development costs are expensed as incurred. Research and development expense consists of drug discovery and development program costs and costs incurred for continuous development of the technology and science that supports the Company's computational platform.
(o)    Stock‑Based Compensation
The Company calculates stock‑based compensation expense utilizing fair value–based methodologies and recognizes expense over the vesting period of such awards on a straight-line basis. For performance-based restricted stock units, the Company records stock-based compensation expense with a cumulative catch-up at the time when performance conditions are considered probable of achievement, and on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.
(p)    Commissions
Commissions represent a component of sales and marketing expense and consist of the variable compensation paid to the Company’s sales representatives. Generally, sales commissions are earned and recorded as expense at the time that a customer has entered into a binding purchase agreement. Commissions paid to sales representatives are recoverable only in the case that the Company cannot collect against any invoiced fee associated with a sales order. Commission expense was $2,073, $1,803, and $1,636 in 2025, 2024, and 2023, respectively.
(q)    Income Taxes
The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Deferred tax assets are reduced by a valuation allowance when it is estimated to become more likely than not that a portion of the deferred tax assets will not be realized. Accordingly, the Company currently maintains a full valuation allowance against U.S. federal and state net deferred tax assets.
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
For further information regarding the Company’s equity investments, see Note 5, Fair Value Measurements and Note 11, Equity Investments.
(t)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
The outstanding equity of the Company consists of common stock and limited common stock. The Company considers all limited common stock to be participating securities as the holders are entitled to the same dividend rights as holders of common stock and therefore net income (loss) attributable to common and limited common stockholders is identical for both classes.
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Year Ended December 31,
	2025	2024	2023
Software products and services – point in time	41.0%	51.4%	49.1%
Software products and services – over time	37.0	35.5	24.3
Drug Discovery – point in time	4.0	6.8	12.7
Drug Discovery – over time	18.0	6.3	13.9
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
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements, as amended, with Gates Ventures, LLC and the Bill & Melinda Gates Foundation. The agreements are an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced or as costs are incurred and conditions are met, in accordance with ASC Topic 958, Not-for-Profit Entities ("Topic 958"), as the agreements are not an exchange transaction.
The agreement, as amended, with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 13, 2026 and provides for total consideration of up to $9,000. Revenue is recognized annually, when invoiced, in accordance with Topic 958. The Company recognized revenue of $2,200, $2,000, and $1,800 related to these agreements during the years ended December 31, 2025, 2024, and 2023, respectively. As of both December 31, 2025 and 2024, the Company had no deferred revenue balance related to this agreement. As of December 31, 2025 and 2024, the Company had no accounts receivable related to this agreement.
The agreement, as amended, with the Bill & Melinda Gates Foundation was originally entered into in July 2024, and further extended through April 2026, to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. The Company recognized revenue of $13,788 and $6,016 related to these agreements during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had deferred revenue balances of zero and $8,484 related to these agreements, respectively. As of both December 31, 2025 and 2024, the Company had no accounts receivable related to these agreements.

The following table presents the revenue recognized from the sources of software products and services revenue:

	Year Ended December 31,
	2025	2024	2023
On-premise software	$101,448	$104,020	$104,511
Hosted software	45,123	35,253	20,381
Software maintenance	27,293	23,279	23,066
Professional services	9,648	9,797	9,366
Revenue from contracts with customers	183,512	172,349	157,324
Software contribution	15,988	8,016	1,800
Total software revenue	$199,500	$180,365	$159,124
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
In addition, the Company is generally entitled to receive variable consideration as certain milestones are achieved. The Company estimates the amount of variable consideration using the most likely amount method at contract inception and at the end of each reporting period. The Company evaluates milestones on a case-by-case basis, including whether there are factors outside the Company’s control that could result in a significant reversal of revenue, and the likelihood and magnitude of a potential reversal. If achievement of a milestone is not considered probable or the event is outside of the Company's control, the Company constrains variable consideration to exclude the milestone payment until it is deemed probable of achievement and that a significant reversal in revenue would not occur. Upon removal of the constraint on variable consideration, revenue may be recognized at a point in time or over time by applying the allocation guidance of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606").
As of December 31, 2025, 2024, and 2023, milestones not yet achieved that were determined to be probable of achievement totaled $1,000, zero, and $350, respectively, and $647, zero, and $350 of those milestones were recognized as revenue for the years ended December 31, 2025, 2024, and 2023, respectively.
Drug discovery contribution revenue. Drug discovery contribution revenue primarily consists of funds received under agreements with the Bill & Melinda Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women's health. The agreement began in November 2021 and the Company currently performs services aimed at accelerating drug discovery in women's health under an agreement with the Bill & Melinda Gates Foundation that extends through March 2026. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. As of December 31, 2025 and 2024, the Company had deferred revenue balances related to these agreements of $72 and $949, respectively.
The following table presents the revenue recognized from the sources of drug discovery revenue:

	Year Ended December 31,
	2025	2024	2023
Drug discovery services revenue from contracts with customers	$54,760	$25,143	$54,720
Drug discovery contribution	1,609	2,031	2,822
Total drug discovery revenue	$56,369	$27,174	$57,542

(c)    Collaboration and License Agreements
Bristol Myers-Squibb. On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement, as amended, as of December 31, 2025.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company, at its discretion, can further advance the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront payment of $55.0 million in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of December 31, 2025, the Company is eligible to receive up to $482.0 million in total milestone payments related to the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of December 31, 2025, the Company has recognized $32.0 million in revenue related to milestones under this agreement.
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
The Company determined that the transaction price at the onset of the agreement was $55.0 million. Additional consideration to be paid to the Company upon the achievement of future milestone payments was excluded from the transaction price as it represents milestone payments that were not considered probable as of the inception date such that there is not a significant risk of revenue reversal.
The Company has allocated the transaction price of $55.0 million to each performance obligation based on the relative SSP of each performance obligation at inception. The Company determined the estimated SSP at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.
During the years ended December 31, 2025, 2024, and 2023, the Company recognized $2.8 million, $10.8 million, and $43.2 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of December 31, 2025 and 2024, there was $3.2 million and $5.9 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed. As of both December 31, 2025 and 2024, the Company had no outstanding receivables for this collaboration.

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
Novartis agreed to pay the Company an initial upfront payment of $150.0 million under the terms of the research collaboration and license agreement, and the Company is eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. For the years ended December 31, 2025 and 2024, no revenue has been recognized related to milestones under this agreement.
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
The Company has allocated the transaction price for the agreements to each performance obligation based on the relative SSP of each performance obligation at inception. The Company determined the estimated SSP of the research activities at contract inception based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan.
During the years ended December 31, 2025 and 2024, the Company recognized $30.0 million and $0.6 million of revenue, respectively, associated with the research collaboration and license agreement. As of December 31, 2025 and 2024, the Company had $100.5 million and $116.7 million of deferred revenue, net of contract assets, respectively, related to the agreements, which was classified as either current or non-current in the consolidated balance sheets based on the period the services are expected to be performed. As of December 31, 2025 and 2024, the Company had zero and $150.0 million outstanding receivables for this collaboration, respectively.
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
Judgment is required to determine the SSP for each distinct performance obligation. The Company rarely licenses or sells products on a standalone basis, so the Company is required to estimate the SSP for each performance obligation. In instances where the SSP is not directly observable because the Company does not sell the license, product, or service separately, the Company determines the SSP using information that includes historical discounting practices, market conditions, cost-plus analysis, and other observable inputs. The Company typically has more than one SSP for individual software license performance obligations due to the stratification of those items by volume of sales, classes of customers and other relevant circumstances. In these instances, the Company may use information such as the size and geographic region of the customer in determining the SSP. Professional service revenue is recognized as costs and hours are incurred, and judgment is required in estimating both the project status and the costs incurred or hours expended.
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

Contract balances were as follows:

	As of December 31, 2025	As of December 31, 2024
Contract assets	$19,838	$16,564
Deferred revenue, short-term:
Software products and services	66,695	75,660
Drug discovery	46,158	36,284
Deferred revenue, long-term:
Software products and services	7,333	14,393
Drug discovery	71,544	94,421
For the years ended December 31, 2025 and 2024, the Company recognized $112,523 and $53,438 of revenue, respectively, that was included in deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above. The Company expects to recognize as revenue approximately 59% of its December 31, 2025 deferred revenue balance in the next 12 months and the remainder thereafter. Additionally, contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue were $43,053 and $59,519 as of December 31, 2025 and 2024, respectively.
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
(4)    Property and Equipment
Property and equipment consisted of the following:

	As of December 31,
	2025	2024
Computers and equipment	$22,581	$23,527
Leasehold improvements	3,648	3,693
Lab equipment	10,686	10,375
Furniture and fixtures	6,960	6,876
Right of use asset - finance leases	579	579
	44,454	45,050
Less accumulated depreciation	(24,998)	(20,854)
	$19,456	$24,196
Depreciation expense for 2025, 2024, and 2023 was $6,022, $6,159, and $4,965, respectively, and is included within cost of revenues, research and development, sales and marketing, and general and administrative expenses within the consolidated statements of operations.

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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of December 31, 2025 and 2024. The following table presents information about the Company’s assets measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$237,385	$—	$—	$237,385
Marketable securities	—	164,947	—	164,947
Equity investments	66,641	—	—	66,641
Total	$304,026	$164,947	$—	$468,973
The following table presents information about the Company’s assets measured at fair value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$162,657	$—	$—	$162,657
Marketable securities	—	204,798	—	204,798
Equity investments	36,202	—	—	36,202
Total	$198,859	$204,798	$—	$403,657
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value of equity investments in the consolidated statements of operations. Realized gains arising from distributions receivable from the Company's equity investments are classified within gain on equity investments in the consolidated statements of operations.
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

In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of December 31, 2025, the remaining weighted average lease term for operating and finance leases was 10 years.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the year ended December 31, 2025. Additional details of the Company's operating and finance leases are presented in the following table:

	Year Ended December 31,
	2025	2024	2023
Lease costs	$18,015	$18,097	$16,769
Cash paid for leases	17,492	17,718	12,263
Maturities of operating and finance lease liabilities as of December 31, 2025 under noncancelable leases were as follows:

Year ending December 31:
2026	$17,182
2027	15,997
2028	14,959
2029	14,521
2030	14,624
Thereafter	82,885
Total future minimum lease payments	160,168
Less: imputed interest	(50,857)
Present value of future minimum lease payments	109,311
Less: current portion of lease payments	16,495
Lease liabilities, long-term	$92,816
(b)    Legal Matters
From time to time, the Company may become involved in routine litigation arising in the ordinary course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome of such matters is not likely to have a material adverse effect on the Company’s financial position or results of operations or cash flows for the years ended December 31, 2025 and 2024.
(7)    Income Taxes
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) — Improvements to Income Tax Disclosure. In 2025, the Company adopted the standard on a prospective basis. Accordingly, the income tax disclosure for the year ended December 31, 2025, is presented in the revised format prescribed by the ASU, while the comparative periods for the years ending December 31, 2024 and 2023 continue to be presented under the previous disclosure requirements.

Income tax expense is comprised of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$188	$(202)	$727
State	128	352	509
Foreign	1,237	1,515	963
Current income tax expense	1,553	1,665	2,199
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(614)	(253)	—
Deferred income tax benefit	(614)	(253)	—

Total income tax expense (benefit)
Federal	$188	$(202)	$727
State	128	352	509
Foreign	623	1,262	963
Income tax expense	$939	$1,412	$2,199
Components of (loss) income before income taxes by tax jurisdiction were as follows:

	Year Ended December 31,
	2025	2024	2023
United States	$(105,522)	$(190,298)	$39,076
Foreign	3,196	4,587	3,843
(Loss) income before income taxes	$(102,326)	$(185,711)	$42,919

Reconciliation of income tax expense at the applicable statutory income tax rates to the effective income tax rate is as follows:

	Year Ended December 31,
	2025
Income taxes (benefit) at statutory federal rate	$(21,489)	21.0%
State and local taxes, net of federal income tax effect(1)	(47)	—
Foreign tax effects
Other	(391)	0.4
Effect of cross-border tax laws
Other	151	(0.1)
Tax credits
General Business Credits	(12,744)	12.4
Changes in valuation allowance	30,813	(30.1)
Nontaxable or nondeductible items
Equity compensation	2,356	(2.3)
Section 162(m) officer's compensation	1,272	(1.2)
Other	543	(0.5)
Changes in unrecognized tax benefits	4,992	(4.9)
Other
Transfer Pricing	(3,457)	3.3
Other, net	(1,060)	1.1
Effective income tax rate	$939	(0.9)%
(1)     The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and Massachusetts for 2025.

	Year Ended December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal benefits	3.6	5.8
Section 162(m) limitation	—	1.2
Stock compensation	(1.8)	1.7
Return-to-provision adjustments	(1.5)	(3.3)
General Business Credits	4.8	(14.1)
Changes in unrecognized tax benefits	(0.5)	1.4
Change in valuation allowance	(22.2)	(4.4)
Other	(4.2)	(4.2)
Effective income tax rate	(0.8)%	5.1%
Income tax expense for the years ended December 31, 2025 and 2024 represents the Company's income tax obligations in certain states and taxes in foreign jurisdictions in which it conducts business. Income tax expense for the year ended December 31, 2023 represents the Company's federal and certain state income tax obligations and taxes in foreign jurisdictions in which it conducts business. As of December 31, 2025, the Company has a full valuation allowance on U.S. federal and state deferred tax assets.
The total change in valuation allowance for the year ended December 31, 2025 was $34,701, which was primarily due to temporary differences for capitalized research and development expenses and share based compensation, partially offset by adjustments to equity method investments and the generation of NOL and tax credit carryforwards.

The amounts of cash income taxes paid by (refunded to) the Company are as follows:

Year ended December 31,
2025
Federal	$186
State and local
NYS	(757)
MA	(313)
Other	(173)
Foreign
India	617
Germany - Federal	168
Germany - Manheim	138
Germany - Other	37
Other	91
Total cash taxes paid for income taxes (net of refunds received)	$(6)
Total cash paid for income taxes was $1,080 and $2,828 during the years ended December 31, 2024 and 2023, respectively, as previously reported.
Tax effects of temporary differences that give rise to significant portions of deferred income tax assets and deferred income tax liabilities were as follows:

	As of December 31,
	2025	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$48,267	$51,542	$44,116
Capitalized research and development	69,890	62,215	13,224
Accrued expenses	35,264	37,544	71,676
Deferred revenue	34,474	5,462	5,296
Lease liabilities	26,122	27,551	32,491
Credits	42,410	29,884	21,903
Gross deferred tax assets	256,427	214,198	188,706
Less valuation allowance	(211,927)	(177,226)	(136,031)
Net deferred tax assets	44,500	36,972	52,675
Deferred income tax liabilities:
Unrealized gain on equity investments	(16,193)	(7,284)	(18,553)
Prepaid expenses	(172)	(652)	(1,554)
Depreciation and amortization	(27,272)	(29,036)	(32,568)
Net deferred income tax assets	$863	$—	$—
As of December 31, 2025, the Company had federal and state net operating loss ("NOL") carryforwards of $208,523 and $119,340, respectively. The state NOL carryforwards will expire between 2025 and 2055, if not used by the Company to reduce income taxes payable in future periods. Utilization of post-2017 federal NOL carryforwards is limited to 80% of taxable income generated in a given year and carry forward indefinitely. As of December 31, 2025, the Company had federal orphan drug credits and federal research and development tax credit carryforwards of $44,037 and various state tax credit carryforwards of $4,673. The federal and state carryforwards, with the exception of $2,777 indefinite state credits will expire between 2033 and 2045, if not utilized.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2025 and determined no such ownership change has occurred in the periods presented.
The Company has not recognized a deferred tax liability for the undistributed earnings of its foreign operations as the Company considers these earnings to be indefinitely reinvested. The determination of a hypothetical unrecognized deferred tax liability as of December 31, 2025 is not practicable because of the complexity and variety of assumptions necessary to compute the tax.
The Company classifies interest and penalties related to unrecognized tax benefits within income tax expense in the consolidated statement of operations. Following is a reconciliation of total gross unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
Balance, January 1	$3,648	$2,742	$2,142
Additions for tax positions taken in prior years	3,941	258	89
Reductions for tax positions taken in prior years	—	—	(4)
Additions for tax positions related to the current year	1,098	648	515
Balance, December 31	$8,687	$3,648	$2,742
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of December 31, 2025, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2022 and 2021, respectively. NOL and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the business interest expense deduction to thirty percent of EBITDA, and permitting one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA is included in the Company's financial statements for the fiscal year ended December 31, 2025. There has been no material change to the Company's effective income tax rate or its net deferred federal income tax assets as a result of the OBBBA as the Company maintains a full valuation allowance for all U.S. deferred tax assets.
(8)    Stockholders’ Equity
(a)    Common Stock
As of December 31, 2025, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023. During the year ended December 31, 2025, no shares of common stock were sold under the ATM. During the year ended December 31, 2024, 323,085 shares of common stock were sold under the ATM for total net proceeds of $8,691 and gross proceeds of $8,868, before deducting sales agent commissions. As of both December 31, 2025 and 2024, the Company had $241,132 of common stock remaining available for sale under the ATM.
(b)    Limited Common Stock
As of December 31, 2025, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to the same dividend rights as holders of common stock, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company's preferred stock, if any. Holders of the Company's limited common stock have the right to convert each share of limited common stock into one share of the Company's common stock.
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
(c)    Preferred Stock
As of December 31, 2025, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company's board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(9)    Stock-Based Compensation
Stock Incentive Plans
As of December 31, 2025, the Company's stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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

As of December 31, 2025, there were 4,841,655 shares available for grant under the Plans. The following table presents classification of stock-based compensation expense within the consolidated statements of operations:

	Year Ended December 31,
	2025	2024	2023
Cost of sales	$5,578	$4,935	$5,177
Research and development	13,275	16,662	15,493
Sales and marketing	3,747	3,902	3,639
General and administrative	20,397	24,404	23,532
Total stock-based compensation	$42,997	$49,903	$47,841
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
Restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Beginning, January 1, 2025	1,682,548	$24.82
Granted	1,425,397	21.24
Vested	(486,351)	24.50
Forfeited	(234,429)	23.38
Balance, December 31, 2025	2,387,165	22.89
The weighted average grant date fair value for each RSU granted during the years ended December 31, 2025, 2024, and 2023 was $21.24, $24.78, and $26.09, respectively.
As of December 31, 2025, there was $40,438 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 2.61 years. During the years ended December 31, 2025, 2024, and 2023, 486,351, 231,188, and 13,241 RSUs vested, respectively. The fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $10,927, $5,822, and $355, respectively.
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
In March 2025, the Company awarded to all executive officers PRSUs for a maximum of 173,438 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 115,625 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 57,813 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2025 PRSUs"). The 2025 PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718") in March 2025. 18,750 2025

PRSUs were forfeited in June 2025, representing the number of shares that would have vested at the maximum level for the applicable milestones. The remaining 2025 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2027.
In March 2024, the Company awarded to all executive officers PRSUs for a maximum of 180,000 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 120,000 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 60,000 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2024 PRSUs"). The 2024 PRSUs were considered granted under Topic 718 in March 2024. 22,500 2024 PRSUs were forfeited in June 2025, representing the number of shares that would have vested at the maximum level for the applicable milestones. The remaining 2024 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2026.
In February 2023, the Company awarded to certain executive officers PRSUs for a maximum of 62,693 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 41,795 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 20,898 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2023 PRSUs"). The 2023 PRSUs were considered granted under Topic 718 in February 2023. 13,215 2023 PRSUs were forfeited in June 2025, representing the number of shares that would have vested at the maximum level for the applicable milestones. The remaining 2023 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2025.
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
Performance-based restricted stock unit activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Beginning, January 1, 2025	188,795	$25.62
Granted	115,625	21.24
Vested	(14,850)	31.37
Forfeited (1)	(48,460)	24.68
Balance, December 31, 2025	241,110	23.36
(1)Represents the number of shares forfeited at the target level.

The weighted average grant date fair value for each PRSU granted during the years ended December 31, 2025, 2024, and 2023 was $21.24, $26.08, and $22.48, respectively. During the year ended December 31, 2025, 14,850 PRSUs vested. The fair value of PRSUs vested during the years ended December 31, 2025, 2024, and 2023 was $331, $241 and zero, respectively.
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
During the years ended December 31, 2025, 2024, and 2023, 303,770, 169,820, and 800,336 options under the Plans were exercised for total proceeds of $2,989, $1,488, and $9,440, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during the years ended December 31, 2025, 2024, and 2023 were calculated using an average of historical exercises. Estimated volatility for 2025 incorporated a calculated volatility derived from a 50/50 blended approach using the Company's own historical closing prices of its shares of common stock for the expected term of the option with the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. Estimated volatility for 2024 and 2023 incorporated a calculated volatility derived from the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Year Ended December 31,
	2025	2024	2023
Valuation assumptions
Expected dividend yield	—%	—%	—%
Expected volatility	69%	65%	66%
Expected term (years)	5.33	5.32	4.92
Risk-free interest rate	3.99%	4.22%	3.77%
Stock option activity was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Beginning, January 1, 2025	11,921,153	$29.49
Granted	1,108,786	21.79
Exercised	(303,770)	9.77
Forfeited	(457,542)	26.00
Expired	(298,575)	43.69
Balance, December 31, 2025	11,970,052	29.06	5.47	$22,554
Exercisable, December 31, 2025	9,999,428	30.11	4.91	$22,553

The weighted average grant date fair value per share of options granted during the years ended December 31, 2025, 2024, and 2023 was $12.81, $14.88, and $15.79, respectively. The intrinsic value of options exercised during the years ended December 31, 2025, 2024, and 2023 was $3,989, $2,365, and $16,213, respectively.
As of December 31, 2025, there was $23,356 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.21 years. The fair value of shares vested during the years ended December 31, 2025, 2024, and 2023 was $25,889, $39,422, and $46,877, respectively.
(10)    Net (Loss) Income per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net (loss) income per share attributable to common and limited common stockholders for the years presented (in thousands, except for share and per share data):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net (loss) income attributable to common and limited common stockholders	$(103,265)	$(187,123)	$40,720
Denominator:
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, basic:	73,443,298	72,670,295	71,776,301
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	—	—	3,210,515
Weighted average shares used to compute net (loss) income per share of common and limited common stockholders, diluted:	73,443,298	72,670,295	74,986,816

Net (loss) income per share attributable to common and limited common stockholders, basic:	$(1.41)	$(2.57)	$0.57
Net (loss) income per share of common and limited common stockholders, diluted:	$(1.41)	$(2.57)	$0.54
For periods in which the Company reports net losses, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive.
For the year ended December 31, 2023, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Year Ended December 31,
	2025	2024	2023
Shares subject to outstanding common stock options	11,970,052	11,921,153	6,305,741
Shares subject to outstanding unvested RSUs and PRSUs	2,514,153	1,682,548	46,255
Total shares subject to outstanding common stock options and unvested RSUs and PRSUs	14,484,205	13,603,701	6,351,996
The table above includes PRSUs for which performance-based vesting conditions are considered probable as of that date.

(11)    Equity Investments
(a)    Nimbus
The Company has no significant influence over Nimbus and accounts for its investment in Nimbus Therapeutics, LLC ("Nimbus") as a non-marketable security. As of both December 31, 2025 and 2024, the carrying value of the Nimbus investment was $2,436. The Company has no obligation to fund Nimbus' losses in excess of its investment.
No gain or loss was recorded on the Nimbus investment during the year ended December 31, 2025. During the year ended December 31, 2024, the Company reported an unrealized gain of $508 on the Nimbus investment. During the year ended December 31, 2023, the Company reported a realized gain of $147,213 on the Nimbus investment, which reflected the total cash distribution the Company received from Nimbus on account of Takeda's acquisition of Nimbus Lakshmi, Inc., a wholly-owned subsidiary of Nimbus, and its tyrosine kinase 2 inhibitor NDI-034858, as well as an unrealized gain of $1,928 on the Nimbus investment due to the change in accounting method.
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
During the years ended December 31, 2024 and 2023, the Company reported a mark-to-market gain of $23,474 and $1,778, respectively, on the Morphic investment. As of both December 31, 2025 and 2024, the carrying value of the Company's investment in Morphic was zero.
(c)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. ("Ajax") for $1,700 in cash. In April 2024, the Company purchased 1,416,450 shares of Series C preferred stock of Ajax for $3,000 in cash. The Company has concluded that its equity investment in Ajax should be valued as a non-marketable equity security as the Company does not exercise significant influence over Ajax. No gain or loss was recorded on the Ajax investment during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded an impairment loss of $202 on the Ajax investment. No gain or loss was recorded on the Ajax investment during the year ended December 31, 2023.
As of both December 31, 2025 and 2024, the carrying value of the Company's investment in Ajax was $4,498.
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
During the year ended December 31, 2025, the Company sold a portion of its equity stake in Structure Therapeutics for aggregate consideration of $17,735. The Company recorded a mark-to-market gain of $7,519 on the portion of the investment sold during the year ended December 31, 2025. The Company recorded a mark-to-market gain of $40,655 on the portion of the investment held as of December 31, 2025. During the year ended December 31, 2024, the Company recorded a mark-to-market loss of $18,096 on the investment. During the year ended December 31, 2023, the Company recorded a mark-to-market gain of $49,755 on the investment.
As of December 31, 2025 and 2024, the carrying value of the Company's investment in Structure Therapeutics was $66,641 and $36,202, respectively.

(12)    Employee Benefit Plan
The Company offers a 401(k) employee savings plan to its U.S.‑based employees. The Company made discretionary matching contributions equal to 100% of the first 4% of compensation contributed by employees for the years ended December 31, 2025, 2024, and 2023. Matching contributions during 2025, 2024, and 2023 were $4,424, $4,478, and $4,135, respectively.
(13)    Related Party Transactions
(a)    Board Member
For the years ended December 31, 2025, 2024, and 2023, the Company paid consulting fees of $437, $428, and $420, respectively, to a member of its board of directors.
(b)    Bill & Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill & Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for licenses and services provided by the Company under this grant were $20, $111, and $253 for the years ended December 31, 2025, 2024, and 2023, respectively.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized $1,281, $2,031, and $2,822, respectively, in drug discovery contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health. As of December 31, 2025 and 2024, restricted cash on hand related to the arrangement was $72 and $1,021, respectively.
For the years ended December 31, 2025 and 2024, the Company recognized $13,788 and $6,016 in software contribution revenue, respectively, related to funds received under agreements with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. As of December 31, 2025 and 2024, restricted cash on hand related to the arrangement was zero and $8,606, respectively.
As of December 31, 2025 and 2024, the Company had no receivables due from the Bill & Melinda Gates Foundation related to any of these agreements.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The agreement with Gates Ventures, LLC currently extends through August 13, 2026 and provides for total consideration of up to $9,000. For the years ended December 31, 2025, 2024, and 2023, the Company recognized $2,200, $2,000, and $1,800 in contribution revenue, respectively, related to these agreements. As of December 31, 2025 and 2024, the Company had no receivables due from Gates Ventures, LLC.
(c)    Columbia University and Richard Friesner
During the year ended December 31, 2025, the Company entered into certain license agreements with the Trustees of Columbia University ("Columbia University"), separate from the licenses discussed in Part I, Item 1. "Business—License Agreements with Columbia University" in this Annual Report. Dr. Richard Friesner, the William P. Schweitzer Professor of Chemistry at Columbia University and the principal investigator of the Friesner Research Group, a research laboratory within the Department of Chemistry at Columbia University, was the inventor of certain of the technologies licensed to the Company pursuant to certain of the Company's license agreements with Columbia University and is one of the Company's co-founders and a member of the Company's board of directors.
Revenue recognized for these additional licenses for the year ended December 31, 2025 was $88. As of December 31, 2025, the Company had $100 outstanding receivables due from Columbia University related to these licenses.

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
Presented below is financial information with respect to the Company’s reportable segments for the years presented:

	Year Ended December 31,
	2025	2024	2023
Segment revenues:
Software	$199,500	$180,365	$159,124
Drug discovery	56,369	27,174	57,542
Total segment revenues	255,869	207,539	216,666
Segment cost of revenues:
Software	51,001	36,900	29,514
Drug discovery	62,254	38,556	46,460
Total segment cost of revenues	113,255	75,456	75,974
Segment gross profit:
Software	148,499	143,465	129,610
Drug discovery	(5,885)	(11,382)	11,082
Total segment gross profit	142,614	132,083	140,692
Unallocated (expense) income:
Research and development	(173,138)	(201,785)	(181,766)
Sales and marketing	(40,963)	(39,917)	(37,226)
General and administrative	(95,409)	(99,677)	(99,148)
Gain on equity investments	—	—	147,213
Change in fair value of equity investments	48,174	5,683	53,461
Other income	16,396	17,902	19,693
Income tax expense	(939)	(1,412)	(2,199)
Consolidated net (loss) income	$(103,265)	$(187,123)	$40,720

Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
United States	$152,963	$114,869	$161,961
APAC	26,181	25,802	24,569
EMEA	75,164	65,650	29,135
Rest of World	1,561	1,218	1,001
	$255,869	$207,539	$216,666
(15)    Subsequent Events
During January 2026, the Company sold a portion of its equity stake in Structure Therapeutics for aggregate consideration of $20,979.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2025. The term "disclosure controls and procedures," means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on such evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of December 31, 2025, using the criteria established in Internal Control - Integrated Framework (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting, which is included in Item 8 of this Annual Report.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table describes, for the fourth quarter of 2025, each trading arrangement for the sale or purchase of our securities adopted or terminated by our directors and officers that is either (1) a contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), or a Rule 10b5-1 trading arrangement, or (2) a "non-Rule 10b5-1 trading arrangement" (as defined in Item 408(c) of Regulation S-K):

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Shares of Common Stock
Robert Abel, Executive Vice President, Chief Scientific Officer, Platform	Adoption (November 25, 2025)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until February 6, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 108,746 shares
Karen Akinsanya, President of R&D, Therapeutics	Adoption (November 11, 2025)	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until December 31, 2026, or such earlier date upon which all transactions are completed or expire without execution	Up to 114,455 shares
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2025 pursuant to General Instruction G(3) of Form 10-K.
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
Item 11. Executive Compensation.
The information required by this Item 11 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2025 pursuant to General Instruction G(3) of Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2025 pursuant to General Instruction G(3) of Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2025 pursuant to General Instruction G(3) of Form 10-K.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference from the information that will be contained in our proxy statement related to the 2026 Annual Meeting of Stockholders, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year ended December 31, 2025 pursuant to General Instruction G(3) of Form 10-K.

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
(3)Exhibits
The exhibits filed as part of this Annual Report are listed below.

Exhibit Number	Description of Exhibit	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation, as amended	10-Q	001-39206	3.1	7/31/2024
3.2	Amended and Restated Bylaws of Schrödinger, Inc.	8-K	001-39206	3.1	4/13/2023
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-235890	4.1	1/27/2020
4.2	Amended and Restated Share Exchange Agreement, dated January 24, 2020, by and between the Registrant and Bill & Melinda Gates Foundation Trust	S-1/A	333-235890	4.2	1/27/2020
4.3	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	001-39206	4.3	3/4/2021
10.1	Amended and Restated Investors’ Rights Agreement, dated as of November 9, 2018, by and among the Registrant and the other parties thereto, as amended	10-K	001-39206	10.1	2/28/2024
10.2+	2010 Stock Plan, as amended	S-1	333-235890	10.2	1/10/2020
10.3+	Form of Notice of Stock Option Grant and Stock Option Agreement under 2010 Stock Plan	S-1	333-235890	10.3	1/10/2020
10.4+	2020 Equity Incentive Plan	S-1/A	333-235890	10.4	1/27/2020
10.5+	Form of Stock Option Agreement and Form of Restricted Stock Unit Agreement for U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.5	2/24/2022
10.6+	Form of Stock Option Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-Q	001-39206	10.2	11/12/2020

10.7+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2020 Equity Incentive Plan	10-K	001-39206	10.6	2/24/2022
10.8+	2020 Employee Stock Purchase Plan, as amended	10-Q	001-39206	10.4	7/31/2024
10.9+	Seventh Amended and Restated Director Compensation Policy	10-Q	001-39206	10.1	8/6/2025
10.10+	Senior Executive Incentive Compensation Plan	S-1	333-235890	10.8	1/10/2020
10.11+	Amended and Restated Executive Severance and Change in Control Benefits Plan, as amended	8-K	001-39206	10.2	8/18/2022
10.12+	Employment Agreement, dated May 11, 2010, by and between the Registrant and Ramy Farid	S-1	333-235890	10.1	1/10/2020
10.13+	Employment Agreement, dated May 16, 2025, by and between Schrödinger, Inc. and Richie Jain	8-K	001-39206	10.1	5/20/2025
10.14+	Employment Agreement, dated August 16, 2022, by and between the Registrant and Geoffrey Porges	8-K	001-39206	10.1	8/18/2022
10.15+	Separation and Release of Claims Agreement, dated as of September 5, 2025, by and between the Registrant and Geoffrey Porges	8-K	001-39206	10.1	9/8/2025
10.16+	Employment Agreement, dated March 17, 2003, by and between the Registrant and Jenny Herman	10-K	001-39206	10.15	2/28/2023
10.17+	Employment Agreement, dated May 14, 2018, by and between the Registrant and Karen Akinsanya	S-1	333-235890	10.14	1/10/2020
10.18+	Employment Agreement, dated April 27, 2010, by and between the Registrant and Yvonne Tran	S-1	333-235890	10.16	1/10/2020
10.19+	Employment Agreement, dated September 11, 2006, by and between the Registrant and Patrick Lorton	S-1	333-235890	10.17	1/10/2020
10.20+	Employment Agreement, dated March 9, 2009, by and between the Registrant and Robert Abel	S-1	333-235890	10.19	1/10/2020
10.21†+	Employment Agreement, dated May 9, 2025, by and between the Registrant and Mannix Aklian					X
10.22+	Employment Agreement, dated July 28, 2023, by and between the Registrant and Margaret Dugan	10-K	001-39206	10.19	2/28/2024
10.23+	Consulting Agreement, dated December 1, 2025, by and between the Registrant and Dugan Consulting, LLC					X
10.24+	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended					X
10.25+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-235890	10.21	1/10/2020
10.26	Office Lease Agreement, dated April 5, 2021, by and between the Registrant and SPUSV5 1540 Broadway, LLC	8-K	001-39206	10.1	4/8/2021
10.27	First Amendment to Lease, dated May 19, 2022, by and between the Registrant and SPUSV5 1540 Broadway, LLC	10-Q	001-39206	10.1	8/4/2022
10.28	Second Amendment to Lease, dated June 13, 2024, by and between the Registrant and SPUSV5 1540 Broadway, LLC	10-Q	001-39206	10.2	7/31/2024

10.29	Lease, dated August 6, 2008, between One Main Place Portland – Oregon, Inc., Landlord, and Registrant, Tenant, as amended	S-1	333-235890	10.23	1/10/2020
10.30	Office Lease Amendment, dated May 6, 2021, by and between Registrant and MADISON-OFC ONE MAIN PLACE OR LLC	10-Q	001-39206	10.2	8/12/2021
10.31†	Agreement, dated as of May 5, 1994, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.24	1/10/2020
10.32†	Agreement, dated as of July 15, 1998, between The Trustees of Columbia University in the City of New York and Registrant, as amended	S-1	333-235890	10.25	1/10/2020
10.33†	Agreement, dated as of September 2001, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC, as amended	S-1	333-235890	10.26	1/10/2020
10.34†	Agreement, dated as of June 19, 2003, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.27	1/10/2020
10.35†	Software and Patent License Agreement, dated May 27, 2008, between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.28	1/10/2020
10.36†	Services Royalty Amendment, dated November 1, 2008, by and between The Trustees of Columbia University in the City of New York and Schrödinger, LLC	S-1	333-235890	10.29	1/10/2020
10.37†	Master License Agreement, dated as of September 11, 2024, by and between Schrödinger, LLC and The Trustees of Columbia University	8-K	001-39206	10.1	9/12/2024
10.38+	Global Bonus Plan	S-1/A	333-235890	10.33	1/27/2020
10.39†	Independent Contractor Agreement, dated June 23, 2020, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.2	8/10/2020
10.40†	Amendment #1 to the Independent Contractor Agreement, dated August 14, 2023, by and between the Registrant and Gates Ventures, LLC	10-Q	001-39206	10.1	11/1/2023
10.41+	2021 Inducement Equity Incentive Plan, as amended	S-8	333-287037	99.1	5/7/2025
10.42+	Nonstatutory Stock Option Agreement under 2021 Inducement Equity Incentive Plan	10-K	001-39206	10.39	3/4/2021
10.43+	Form of Option Agreement for Non-U.S. Participants under the 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.3	8/4/2022
10.44+	Form of Restricted Stock Unit Agreement for U.S. Participants under 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.1	5/4/2023
10.45+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under 2021 Inducement Equity Incentive Plan	10-Q	001-39206	10.2	5/4/2023
10.46+	Schrödinger, Inc. 2022 Equity Incentive Plan, as amended	10-Q	001-39206	10.3	7/31/2024
10.47+	Form of Option Agreement for U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.4	8/4/2022

10.48+	Form of Option Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.5	8/4/2022
10.49+	Form of Restricted Stock Unit Agreement for U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.6	8/4/2022
10.50+	Form of Restricted Stock Unit Agreement for Non-U.S. Participants under the 2022 Equity Incentive Plan	10-Q	001-39206	10.7	8/4/2022
10.51+	Amended and Restated Sales Agreement, dated as of February 28, 2024, by and between the Registrant and Leerink Partners LLC.	8-K	001-39206	1.1	2/29/2024
10.52†	Research Collaboration and License Agreement, dated as of November 11, 2024, by and between the Registrant and Novartis Pharma AG	10-K	001-39206	10.48	2/26/2025
19.1	Schrödinger, Inc. Global Insider Trading Policy	10-K	001-39206	19.1	2/26/2025
21.1	Subsidiaries of the Registrant					X
23.1	Consent of KPMG LLP, independent registered public accounting firm					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1+	Schrödinger, Inc. Clawback Policy	10-K	001-39206	97.1	2/28/2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover page formatted as Inline XBRL and contained in Exhibit 101.	X

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report, are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Schrödinger, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report, irrespective of any general incorporation language contained in such filing.

+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHRÖDINGER, INC.

Date: February 25, 2026	By:	/s/ Ramy Farid

Ramy Farid, Ph.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ramy Farid	President and Chief Executive Officer, Director	February 25, 2026
Ramy Farid, Ph.D.	(Principal Executive Officer)

/s/ Richie Jain	Executive Vice President and Chief Financial Officer	February 25, 2026
Richie Jain	(Principal Financial Officer)

/s/ Jenny Herman	Senior Vice President, Chief Accounting Officer	February 25, 2026
Jenny Herman	(Principal Accounting Officer)

/s/ Michael Lynton	Chairman of the Board	February 25, 2026
Michael Lynton

/s/ Jeffrey Chodakewitz	Director	February 25, 2026
Jeffrey Chodakewitz, M.D.

/s/ Richard Friesner	Director	February 25, 2026
Richard Friesner, Ph.D.

/s/ Gary Ginsberg	Director	February 25, 2026
Gary Ginsberg

/s/ Rosana Kapeller-Libermann	Director	February 25, 2026
Rosana Kapeller-Libermann, M.D., Ph.D.

/s/ Bridget van Kralingen	Director	February 25, 2026
Bridget van Kralingen

/s/ Arun Oberoi	Director	February 25, 2026
Arun Oberoi

/s/ Gary Sender	Director	February 25, 2026
Gary Sender

/s/ Nancy Thornberry	Director	February 25, 2026
Nancy Thornberry