Form 10-Q
period 2026-03-31
Schrodinger, Inc.
filed 2026-05-05
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 23, 2026, the registrant had 65,556,531 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
•Although we believe that our computational platform has the potential to identify more promising molecules than traditional methods and to accelerate drug discovery, our efforts in using our platform technology to discover and design molecules with therapeutic potential may not result in the discovery and development of commercially viable products for us or our collaborators.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$260,255	$230,517
Restricted cash (includes related party amounts of $0 and $72, respectively)	7,464	6,868
Marketable securities	138,704	164,947
Accounts receivable, net of allowance for doubtful accounts of $440 and $440 (includes related party amounts of $0 and $100, respectively)	27,253	83,041
Unbilled and other receivables, net of allowance for unbilled receivables of $140 and $140	20,930	21,352
Prepaid expenses	9,353	12,540
Total current assets	463,959	519,265
Property and equipment, net	20,447	19,456
Equity investments	39,826	73,647
Goodwill	4,791	4,791
Right of use assets - operating leases	100,198	102,736
Other assets	4,966	6,265
Total assets	$634,187	$726,160
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$11,945	$11,452
Accrued payroll, taxes, and benefits	24,776	39,264
Deferred revenue	103,111	112,853
Lease liabilities - operating leases	16,013	16,412
Other accrued liabilities	13,697	9,155
Total current liabilities	169,542	189,136
Deferred revenue, long-term	59,019	78,877
Lease liabilities - operating leases, long-term	90,943	92,816
Other liabilities, long-term	1,135	1,278
Total liabilities	320,639	362,107
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 65,383,310 and 64,515,380 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	654	645
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	92	92
Additional paid-in capital	1,001,662	992,015
Accumulated deficit	(688,832)	(628,806)
Accumulated other comprehensive (loss) income	(28)	107
Total stockholders' equity	313,548	364,053
Total liabilities and stockholders' equity	$634,187	$726,160
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Software products and services (includes related party revenue of $3 and $9, respectively)	$35,560	$44,972
Drug discovery	22,879	10,236
Contribution (includes related party revenue of $72 and $4,343, respectively)	148	4,343
Total revenues	58,587	59,551
Cost of revenues:
Software products and services	10,863	9,112
Drug discovery	16,310	14,452
Contribution	1,867	4,863
Total cost of revenues	29,040	28,427
Gross profit	29,547	31,124
Operating expenses:
Research and development	43,824	45,844
Sales and marketing	11,603	10,367
General and administrative (includes related party expense of $165 and $109, respectively)	22,914	25,802
Total operating expenses	78,341	82,013
Loss from operations	(48,794)	(50,889)
Other (expense) income:
Change in fair value of equity investments	(13,487)	(13,095)
Other income	2,663	4,204
Total other expense	(10,824)	(8,891)
Loss before income taxes	(59,618)	(59,780)
Income tax expense	408	28
Net loss	$(60,026)	$(59,808)
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.81)	$(0.82)
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	73,989,137	73,057,916
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(60,026)	$(59,808)
Changes in market value of investments, net of tax:
Unrealized loss on marketable securities	(135)	(130)
Comprehensive loss	$(60,161)	$(59,938)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	64,515,380	$645	9,164,193	$92	$992,015	$(628,806)	$107	$364,053
Unrealized loss on marketable securities	—	—	—	—	—	—	(135)	(135)
Issuances of common stock upon stock option exercises	185,915	2	—	—	581	—	—	583
Issuance of common stock upon vesting of RSUs and PRSUs	682,015	7	—	—	(7)	—	—	—
Stock-based compensation	—	—	—	—	9,073	—	—	9,073
Net loss	—	—	—	—	—	(60,026)	—	(60,026)
Balance at March 31, 2026	65,383,310	$654	9,164,193	$92	$1,001,662	$(688,832)	$(28)	$313,548

Balance at December 31, 2024	63,710,409	$637	9,164,193	$92	$946,037	$(525,541)	$220	$421,445
Unrealized loss on marketable securities	—	—	—	—	—	—	(130)	(130)
Issuances of common stock upon stock option exercises	48,198	1	—	—	422	—	—	423
Issuance of common stock upon vesting of RSUs and PRSUs	420,395	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	11,574	—	—	11,574
Net loss	—	—	—	—	—	(59,808)	—	(59,808)
Balance at March 31, 2025	64,179,002	$642	9,164,193	$92	$958,029	$(585,349)	$90	$373,504
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(60,026)	$(59,808)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of equity investments	13,487	13,095
Depreciation and amortization	1,476	1,589
Stock-based compensation	9,073	11,574
Noncash investment accretion	(664)	(861)
Loss on disposal of property and equipment	11	—
Decrease (increase) in assets:
Accounts receivable, net (includes related party amounts of $100 and $0, respectively)	55,788	215,345
Unbilled and other receivables	422	(6,332)
Reduction in the carrying amount of right of use assets - operating leases	2,538	2,222
Prepaid expenses and other assets	4,486	(788)
Increase (decrease) in liabilities:
Accounts payable	455	1,344
Accrued payroll, taxes, and benefits	(14,488)	(20,616)
Deferred revenue	(29,600)	(10,804)
Lease liabilities - operating leases	(2,272)	(1,669)
Other accrued liabilities	4,480	(228)
Net cash (used in) provided by operating activities	(14,834)	144,063
Cash flows from investing activities:
Purchases of property and equipment	(2,507)	(596)
Proceeds from disposition and sale of equity investments, net	20,334	—
Purchases of marketable securities	(34,055)	(27,556)
Proceeds from maturity of marketable securities	60,827	58,784
Net cash provided by investing activities	44,599	30,632
Cash flows from financing activities:
Proceeds from issuances of common stock upon stock option exercises	583	423
Principal payments on finance leases	(14)	(14)
Net cash provided by financing activities	569	409
Net increase in cash and cash equivalents and restricted cash	30,334	175,104
Cash and cash equivalents and restricted cash, beginning of period	237,385	162,657
Cash and cash equivalents and restricted cash, end of period	$267,719	$337,761

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$266	$139
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	78	13
Purchases of property and equipment in accrued liabilities	—	25
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three months ended March 31, 2026 and 2025
(in thousands, except for share and per share amounts and note 3(d))
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
Liquidity, Capital Resources and Funding Requirements
The Company has funded its operations to date from the sale of equity securities, from sales of software solutions and from upfront payments, research funding and milestone payments from drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, the Company's equity stakes in its collaborators. The Company's operating cash flows are impacted by the magnitude and timing of its software sales and by the magnitude and timing of its drug discovery milestone achievements and research funding fees.
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
As of March 31, 2026, the Company had cash, cash equivalents, restricted cash, and marketable securities of $406.4 million.
(2)    Significant Accounting Policies
(a)Recently Issued Accounting Pronouncements
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
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326) — Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses. The amendments are effective for annual reporting periods beginning after December 15, 2025, including interim periods within those annual periods, on a prospective basis, with early adoption permitted. The Company adopted this new standard effective January 1, 2026, with no material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) — Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which refines the scope of the guidance on derivatives by adding a new scope exception for certain non-exchange-traded contracts that have an underlying based on operations or activities specific to one of the parties to the contract, and clarifies the interaction between the guidance on revenue from contracts with customers and the guidance on derivatives and equity investments for share-based noncash consideration from a customer for the transfer of goods or services. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The Company adopted this new standard effective January 1, 2026, with no material impact on its consolidated financial statements.
(b)Basis of Presentation and Use of Estimates
The accompanying unaudited condensed consolidated financial statements and the related interim disclosures have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for the interim financial information. These unaudited condensed consolidated financial statements include all adjustments necessary, consisting of only normal recurring adjustments, to fairly state the financial position and the results of the Company’s operations and cash flows for interim periods in accordance with U.S. GAAP. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted as permitted by the SEC’s rules and regulations for interim reporting. Interim period results are not necessarily indicative of results of operations or cash flows for a full year or any subsequent interim period. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 25, 2026.
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
(c)Reclassifications of Prior Year Presentation
Certain prior period amounts have been reclassified to conform to the current period presentation. In connection with the preparation of the Company's unaudited condensed consolidated financial statements, the Company combined software contribution revenue with drug discovery contribution revenue and now presents these revenues collectively as contribution revenue. In addition, the Company combined software contribution cost of revenues with drug discovery contribution cost of revenues and now presents contribution cost of revenues separately from software cost of revenues and drug discovery cost of revenues.
These changes were made to better reflect the varying nature of revenue recognition. The reclassifications had no impact on total revenue, gross profit, operating loss, net loss, or cash flows for any period presented in this Quarterly Report.
(d)Principles of Consolidation
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
(e)Restricted Cash
Restricted cash consists of letters of credit held with the Company’s financial institution related to facility leases, certificates of deposit held as collateral for its credit card facility, and funds received from certain grants which are restricted to their use. These items are classified as current in the Company’s balance sheets based on their maturity or the term of the grant.
(f)Concentrations
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
As of March 31, 2026, three customers accounted for 21%, 18%, and 11% of total accounts receivable, respectively. As of December 31, 2025, one customer accounted for 10% of total accounts receivable. As of March 31, 2026, two customers accounted for 24% and 13% of total contract assets, respectively. As of December 31, 2025, three customers accounted for 21%, 12%, and 10% of total contract assets, respectively.
For the three months ended March 31, 2026, two customers accounted for 22% and 18% of total revenue, respectively. For the three months ended March 31, 2025, one customer accounted for 21% of total revenue.
(g)Income Taxes
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
(h)Equity Investments
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
For further information regarding the Company’s equity investments, see Note 4, Fair Value Measurements and Note 10, Equity Investments.
(i)Net Loss per Share Attributable to Common and Limited Common Stockholders
The outstanding equity of the Company consists of common stock and limited common stock. The Company considers all limited common stock to be participating securities as the holders are entitled to the same dividend rights as holders of common stock and therefore net income (loss) attributable to common and limited common stockholders is identical for both classes.
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended March 31,
	2026	2025
Software products and services – point in time	24.2%	43.0%
Software products and services – over time	36.5	32.5
Drug Discovery – point in time	—	2.1
Drug Discovery – over time	39.1	15.1
Contribution – point in time	—	—
Contribution – over time	0.2	7.3
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
The Company's software business derives revenue from four sources: (i) on-premise software license fees, (ii) hosted software subscription fees, (iii) software maintenance fees, and (iv) professional services fees.
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
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended March 31,
	2026	2025
On-premise software	$14,180	$25,423
Hosted software	12,080	10,872
Software maintenance	6,662	6,796
Professional services	2,638	1,881
Total software revenue	$35,560	$44,972
(b)Drug Discovery
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
As of March 31, 2026, there were no milestones not yet achieved that were determined to be probable of achievement, and no corresponding drug discovery milestone revenue was recognized for the three months ended March 31, 2026. As of March 31, 2025, milestones not yet achieved that were determined to be probable of achievement totaled $2,000, of which $487 was recognized as drug discovery milestone revenue for the three months ended March 31, 2025.
(c)Contribution
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
The agreement, as amended, with Gates Ventures, LLC was originally entered into in June 2020, and further extended through August 13, 2026, and provides for total additional consideration of up to $9,000. Revenue is recognized annually, when invoiced, in accordance with Topic 958. No revenue was recognized on this agreement during the three months ended March 31, 2026 and 2025. As of both March 31, 2026 and December 31, 2025, the Company had no deferred revenue balance related to this agreement. As of both March 31, 2026 and December 31, 2025, the Company had no accounts receivable related to this agreement.
The agreement, as amended, with the Bill & Melinda Gates Foundation was originally entered into in July 2024, and subsequently extended through April 2026, to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. The Company recognized revenue of zero and $3,844 related to these agreements during the three months ended March 31, 2026 and 2025, respectively. As of both March 31, 2026 and December 31, 2025, the Company had no deferred revenue balances related to these agreements. As of March 31, 2026 and December 31, 2025, the Company had no accounts receivable related to these agreements.
Drug discovery contribution revenue. Drug discovery contribution revenue primarily consists of funds received under agreements with the Bill & Melinda Gates Foundation on a cost reimbursement basis to perform services aimed at accelerating drug discovery in women's health. The agreement began in November 2021 and the Company currently performs services aimed at accelerating drug discovery in women's health under an agreement with the Bill & Melinda Gates Foundation that extends through July 2026. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. The Company recognized revenue of $72 and $499 related to these agreements during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the Company had deferred revenue balances related to these agreements of zero and $72, respectively.
The following table presents the revenue recognized from the sources of contribution revenue:

	Three Months Ended March 31,
	2026	2025
Software contribution	$—	$3,844
Drug discovery contribution	148	499
Total contribution revenue	$148	$4,343
(d)Collaboration and License Agreements
Bristol Myers-Squibb. On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement, as amended, as of March 31, 2026.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company, at its discretion, can further advance the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront payment of $55.0 million in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of March 31, 2026, the Company is eligible to receive up to $482.0 million in total milestone payments related to the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of March 31, 2026, the Company has recognized $32.0 million in revenue related to milestones under this agreement.

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
During the three months ended March 31, 2026 and 2025, the Company recognized $0.7 million and $0.6 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of March 31, 2026 and December 31, 2025, there was $2.5 million and $3.2 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of both March 31, 2026 and December 31, 2025, the Company had no outstanding receivables for this collaboration.
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
Novartis agreed to pay the Company an initial upfront payment of $150.0 million under the terms of the research collaboration and license agreement, and the Company is eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. For the three months ended March 31, 2026 and 2025, no revenue was recognized related to milestones under this agreement.
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
During the three months ended March 31, 2026 and 2025, the Company recognized $11.7 million and $5.7 million of revenue, respectively, associated with the research collaboration and license agreement. As of March 31, 2026 and December 31, 2025, there was $88.8 million and $100.5 million of deferred revenue, net of contract assets, respectively, related to the agreements, which was classified as either current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed. As of both March 31, 2026 and December 31, 2025, the Company had no outstanding receivables for this collaboration.
(e)Significant Judgments
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
(f)Contract Balances
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
For the three months ended March 31, 2026 and 2025, the Company recognized $24,804 and $29,493, of revenue, respectively, that was included in software deferred revenue at the end of the respective preceding periods. For the three months ended March 31, 2026 and 2025, the Company recognized $22,397 and $7,755, of revenue, respectively, that was included in drug discovery deferred revenue at the end of the respective preceding periods. For the three months ended March 31, 2026 and 2025, the Company recognized $131 and $4,471, of revenue, respectively, that was included in contribution deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above.
Contract assets are included in unbilled and other receivables within the condensed consolidated balance sheets and are transferred to receivables when the Company invoices the customer.
Contract balances were as follows:

	As of March 31, 2026	As of December 31, 2025
Contract assets	$19,196	$19,698
Deferred revenue, short-term:
Software products and services	60,755	66,695
Drug discovery	42,356	46,027
Contribution	—	131
Deferred revenue, long-term:
Software products and services	6,202	7,333
Drug discovery	52,817	71,544
Contribution	—	—
Backlog represents contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue. Remaining performance obligations represent total backlog and deferred revenue.

Remaining performance obligations were as follows:

	As of March 31, 2026	As of December 31, 2025
Deferred revenue	Total	Total
Software products and services	$66,957	$74,028
Drug discovery	95,173	117,571
Contribution	—	131
Total deferred revenue	162,130	191,730
Backlog
Software products and services	31,630	31,036
Drug discovery	17,206	17,100
Contribution	—	—
Total backlog	48,836	48,136
Remaining performance obligations
Software products and services	98,587	105,064
Drug discovery	112,379	134,671
Contribution	—	131
Total remaining performance obligations	$210,966	$239,866
The Company expects to recognize as revenue approximately 55% of its March 31, 2026 remaining performance obligations in the next 12 months and the remainder thereafter. The Company expects to recognize as revenue approximately 74% of its March 31, 2026 remaining software performance obligation in the next 12 months and the remainder thereafter. The Company expects to recognize as revenue approximately 39% of its March 31, 2026 remaining drug discovery performance obligation in the next 12 months and the remainder thereafter.
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
(g)Deferred Sales Commissions
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of March 31, 2026 and December 31, 2025.

The following table presents information about the Company’s assets measured at fair value as of March 31, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$267,719	$—	$—	$267,719
Marketable securities	—	138,704	—	138,704
Equity investments	32,820	—	—	32,820
Total	$300,539	$138,704	$—	$439,243
The following table presents information about the Company’s assets measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$237,385	$—	$—	$237,385
Marketable securities	—	164,947	—	164,947
Equity investments	66,641	—	—	66,641
Total	$304,026	$164,947	$—	$468,973
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of March 31, 2026, the remaining weighted average lease term for operating and finance leases was 10 years.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the three months ended March 31, 2026 and 2025. Additional details of the Company's operating and finance leases are presented in the following table:

	Three Months Ended March 31,
	2026	2025
Lease costs	$4,497	$4,508
Cash paid for leases	4,212	4,186

Maturities of operating and finance lease liabilities as of March 31, 2026 under noncancelable leases were as follows:

Year ending December 31:
Remainder of 2026	$12,899
2027	15,928
2028	14,931
2029	14,520
2030	14,624
Thereafter	82,884
Total future minimum lease payments	155,786
Less: imputed interest	(48,778)
Present value of future minimum lease payments	107,008
Less: current portion of lease payments	(16,065)
Lease liabilities, long-term	$90,943
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
For the three months ended March 31, 2026 and 2025, the Company’s income tax expense was $408 and $28, respectively. For the three months ended March 31, 2026 and 2025, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are "more likely than not" of being sustained. As of March 31, 2026, the Company had $9,750 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of March 31, 2026, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2022 and 2021, respectively. Net operating loss ("NOL") and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of NOLs and other tax attributes may be substantially limited due to cumulative changes in ownership greater than 50% that may have occurred or could occur during applicable testing periods. The Company has performed an analysis through December 31, 2025 and determined no such ownership change had occurred. If such an ownership change were to occur subsequent to December 2025, the Company's ability to use its NOLs and research and development tax credit carryforwards may be materially limited.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the business interest expense deduction to thirty percent of EBITDA, and permitting one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA is included in the Company's financial statements for the fiscal quarter ended March 31, 2026. There has been no material change to the Company's effective income tax rate or its net deferred federal income tax assets as a result of the OBBBA as the Company maintains a full valuation allowance for all U.S. deferred tax assets.
(7)    Stockholders’ Equity
(a)    Common Stock
As of March 31, 2026, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023. No shares of common stock were sold under the ATM during the three months ended March 31, 2026 and 2025. As of March 31, 2026, the Company had $241,132 of common stock remaining available for sale under the ATM.
(b)    Limited Common Stock
As of March 31, 2026, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to the same dividend rights as holders of common stock, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company's preferred stock, if any. Holders of the Company's limited common stock have the right to convert each share of limited common stock into one share of the Company's common stock.
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
(c)    Preferred Stock
As of March 31, 2026, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company's board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of March 31, 2026, the Company's stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").

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
As of March 31, 2026 and December 31, 2025, there were 2,364,521 and 4,841,655 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
Cost of sales	$1,210	$1,403
Research and development	2,740	3,507
Sales and marketing	764	920
General and administrative	4,359	5,744
Total stock-based compensation	$9,073	$11,574
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
There were 1,494,482 and 1,294,694 RSUs granted during the three months ended March 31, 2026 and 2025, respectively. The weighted average grant date fair value for each RSU granted during the three months ended March 31, 2026 and 2025 was $12.14 and $21.25, respectively.
As of March 31, 2026, there was $52,413 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 2.92 years. During the three months ended March 31, 2026 and 2025, 662,334 and 405,545 RSUs vested, respectively. The fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $8,604 and $9,212, respectively.
Performance-Based Restricted Stock Units
In March 2026, March 2025, March 2024, and February 2023, the Company awarded performance-based restricted stock units ("PRSUs") under the 2022 Plan. Each PRSU represents a contingent right to receive one share of common stock upon the achievement of specified performance goals. The fair value of PRSUs granted by the Company was calculated based upon the Company's closing stock price on the date of the grant, and the stock-based compensation expense is recognized when the grant date is determined and performance conditions are probable of achievement. At the point when performance conditions are considered probable of achievement, the Company records stock-based compensation expense with a cumulative catch-up expense in the period first recognized and on a straight-line basis over the remaining period for which the performance criteria are expected to be completed.
In March 2026, the Company awarded to all executive officers PRSUs for a maximum of 498,375 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 332,250 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 166,125 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2026 PRSUs"). The 2026 PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718") in March 2026. The 2026 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2028.
In March 2025, the Company awarded to all executive officers PRSUs for a maximum of 173,438 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 115,625 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 57,813 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2025 PRSUs"). The 2025 PRSUs were considered granted under Topic 718 in March 2025. 18,750 2025 PRSUs were forfeited in June 2025, representing the number of shares that would have vested at the maximum level for the applicable milestones. The remaining 2025 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2027.
In March 2024, the Company awarded to all executive officers PRSUs for a maximum of 180,000 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 120,000 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 60,000 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2024 PRSUs"). The 2024 PRSUs were considered granted under Topic 718 in March 2024. 22,500 2024 PRSUs were forfeited in June 2025, representing the number of shares that would have vested at the maximum level for the applicable milestones. In March 2026, the Company's compensation committee determined the achievement of the PRSUs set to vest upon the certification by the Company's compensation committee following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2026, subject to the continued provision of services by the holder to the Company through such vesting date. The Company's compensation committee determined that the applicable performance conditions had been met between target and maximum level for 50,275 of the PRSUs and at the maximum level for 94,500 of the PRSUs.
In February 2023, the Company awarded to certain executive officers PRSUs for a maximum of 62,693 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 41,795 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 20,898 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2023 PRSUs"). The 2023 PRSUs were considered granted under Topic 718 in February 2023. 13,215 2023 PRSUs were forfeited in June 2025, representing the number of shares that would have vested at the maximum level for the applicable milestones. In March 2026, the Company's compensation committee determined the achievement of the PRSUs set to vest upon the certification by the Company's compensation committee following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Of the PRSUs that were eligible to vest, the Company's compensation committee determined that the applicable performance conditions had been met at the target level for 10,994 of the PRSUs and between the threshold and target level for 8,687 of the PRSUs, all of which vested in March 2026, and that the applicable performance conditions had not been met for 16,496 PRSUs, representing the number of shares that would have vested at the maximum level for the applicable milestones, which were forfeited in March 2026.
In August 2022, the Company awarded 90,000 PRSUs to an executive officer, all of which are considered granted under Topic 718. In March 2025, the Company's compensation committee determined the achievement of the awards set to vest upon the certification by the Company's compensation committee following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Of the 27,000 PRSUs that were eligible to vest following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company's compensation committee determined that the applicable performance conditions had been met for 14,850 of the PRSUs, which vested in March 2025, and that the applicable performance conditions had not been met for 12,150 PRSUs, which were forfeited in March 2025. The Company's compensation committee also determined that the applicable performance conditions for 27,000 PRSUs that were eligible to vest following the filing of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 could not be met and these awards were forfeited in March 2025.
The weighted average grant date fair value for each PRSU granted during the three months ended March 31, 2026 and 2025 was $12.15 and $21.24, respectively. During the three months ended March 31, 2026 and 2025, 19,681 and 14,850 PRSUs vested, respectively.
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
During the three months ended March 31, 2026 and 2025, 185,915 and 48,198 options under the Plans were exercised for total proceeds of $583 and $423, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during 2026 and 2025 were calculated using an average of historical exercises. The estimated volatility for the three months ended March 31, 2026 and 2025 incorporated a calculated volatility derived from a 50/50 blended approach using the Company's own historical closing prices of its shares of common stock for the expected term of the option with the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Three Months Ended March 31,
	2026	2025
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	65%	69%
Expected term (years)	5.71	5.55
Risk-free interest rate	3.68%	3.99%
The weighted average grant date fair value per share of options granted during the three months ended March 31, 2026 and 2025 was $7.38 and $13.32, respectively. The intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $1,683 and $637, respectively.
As of March 31, 2026, there was $24,531 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.53 years. The fair value of shares vested during the three months ended March 31, 2026 and 2025 was $6,454 and $11,080, respectively.
(9)    Net Loss per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(60,026)	$(59,808)
Denominator:
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	73,989,137	73,057,916
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.81)	$(0.82)
For periods in which the Company reports net losses, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended March 31,
	2026	2025
Shares subject to outstanding common stock options	12,395,566	12,696,887
Shares subject to outstanding unvested RSUs and PRSUs	3,262,221	2,554,539
Total shares subject to outstanding common stock options and unvested RSUs and PRSUs	15,657,787	15,251,426
(10)    Equity Investments
(a)    Nimbus
The Company has no significant influence over Nimbus and accounts for its investment in Nimbus Therapeutics, LLC ("Nimbus") as a non-marketable security. As of both March 31, 2026 and December 31, 2025, the carrying value of the Nimbus investment was $2,436. The Company has no obligation to fund Nimbus' losses in excess of its initial investment.
(b)    Ajax
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
As of both March 31, 2026 and December 31, 2025, the carrying value of the Company’s investment in Ajax was $4,498.
(c)    Structure Therapeutics
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
During the three months ended March 31, 2026, the Company sold a portion of its equity stake in Structure Therapeutics for net proceeds of $20,334. The Company recorded a mark-to-market gain of $1,050 on the portion of the investment sold during the three months ended March 31, 2026. The Company recorded a mark-to-market loss of $14,537 on the portion of the investment held during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company reported a mark-to-market loss of $13,095 on the Structure Therapeutics investment.
As of March 31, 2026 and December 31, 2025, the carrying value of the Company's investment in Structure Therapeutics was $32,820 and $66,641, respectively.
(11)    Related Party Transactions
(a)    Board Member
For the three months ended March 31, 2026 and 2025, the Company paid consulting fees of $165 and $109, respectively, to a member of its board of directors.
(b)    Bill & Melinda Gates Foundation
The Bill & Melinda Gates Foundation, an entity under common control with Bill & Melinda Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was zero and $9 for the three months ended March 31, 2026 and 2025, respectively.
For the three months ended March 31, 2026 and 2025, the Company recognized $72 and $499, respectively, in contribution revenue related to funds received under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women's health. As of March 31, 2026 and December 31, 2025, restricted cash on hand related to the arrangement was zero and $72, respectively.
For the three months ended March 31, 2026 and 2025, the Company recognized zero and $3,844 in contribution revenue related to funds received under agreements with the Bill & Melinda Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. There was no restricted cash on hand related to the arrangement as of March 31, 2026 and December 31, 2025.
As of March 31, 2026 and December 31, 2025, the Company had no receivables due from the Bill & Melinda Gates Foundation related to any of these agreements.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The agreement with Gates Ventures, LLC currently extends through August 13, 2026 and provides for total additional consideration of up to $9,000. No revenue was recognized on this agreement for the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, the Company had no net receivables due from Gates Ventures, LLC.
(c)    Columbia University and Richard Friesner
During the year ended December 31, 2025, the Company entered into certain license agreements with the Trustees of Columbia University ("Columbia University"), separate from the licenses discussed in "Item 1. Business—License Agreements with Columbia University" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Dr. Richard Friesner, the William P. Schweitzer Professor of Chemistry at Columbia University and the principal investigator of the Friesner Research Group, a research laboratory within the Department of Chemistry at Columbia University, was the inventor of certain of the technologies licensed to the Company pursuant to certain of the Company's license agreements with Columbia University and is one of the Company's co-founders and a member of the Company's board of directors.
Revenue recognized for these additional licenses for the three months ended March 31, 2026 and 2025 was $3 and zero, respectively. As of March 31, 2026 and December 31, 2025, the Company had zero and $100 in outstanding receivables due from Columbia University related to these licenses.
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
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended March 31,
	2026	2025
Segment revenues(1):
Software	$35,560	$48,816
Drug discovery	23,027	10,735
Total segment revenues	58,587	59,551
Segment cost of revenues(1):
Software	12,300	13,522
Drug discovery	16,740	14,905
Total segment cost of revenues	29,040	28,427
Segment gross profit:
Software	23,260	35,294
Drug discovery	6,287	(4,170)
Total segment gross profit	29,547	31,124
Unallocated (expense) income:
Research and development	(43,824)	(45,844)
Sales and marketing	(11,603)	(10,367)
General and administrative	(22,914)	(25,802)
Change in fair value of equity investments	(13,487)	(13,095)
Other income	2,663	4,204
Income tax expense	(408)	(28)
Consolidated net loss	$(60,026)	$(59,808)
(1)    Contribution activity is included within the segments to which the contribution activity relates as software contribution activity and drug discovery contribution activity share similar economic characteristics, respectively, with the software and drug discovery segments.

Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
United States	$31,408	$29,663
EMEA	20,173	23,083
APAC	6,673	6,074
Rest of World	333	731
	$58,587	$59,551

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
Financial Overview; Software Revenue and Collaborations
We have funded our operations to date from the sale of our equity securities, including our initial public offering and our follow-on public offering, from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators.
On April 27, 2026, Eli Lilly and Company, or Lilly, and Ajax Therapeutics, Inc., or Ajax, a company co-founded by us, jointly announced Lilly's planned acquisition of Ajax. Under the terms of the agreement, Ajax shareholders could receive up to $2.3 billion in cash, inclusive of an upfront payment and subsequent payments upon the achievement of certain clinical and regulatory milestones. The transaction is subject to customary closing conditions. As of December 31, 2025, we held a 5.8% equity position in Ajax on an issued and outstanding basis.
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
We are party to an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, we are responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, of which we have recognized $32.0 million as of March 31, 2026, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See "Collaboration and License Agreements" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
In September 2022, we entered into a collaboration with Lilly under which we are responsible for the discovery and optimization of small molecule compounds addressing an immunology target. Lilly is responsible for the completion of preclinical development, clinical development and commercialization. Under the terms of the agreement, we received an upfront payment and we are eligible to receive up to $420.0 million in discovery, development and commercial milestone payments for the target. We are also eligible to receive low single- to low double-digit royalties on net sales of any products emerging from the collaboration in all markets. In February 2025, we expanded our research collaboration with Lilly to add an undisclosed target to the collaboration, which was subsequently terminated by Lilly in March 2026 for strategic reasons. The collaboration remains active with respect to the initial target.
In November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025 and we are eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. No milestone revenue has been recognized as of March 31, 2026. In November 2024, we also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform. See "Collaboration and License Agreements" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to the research collaboration and license agreement.
We generated revenue of $58.6 million and $59.6 million during the three months ended March 31, 2026 and 2025, respectively, representing a year-over-year decrease of 2%. Our net loss for the three months ended March 31, 2026 and 2025 was $60.0 million and $59.8 million, respectively.

Our annual contract value, or ACV, was $28.4 million for the three months ended March 31, 2026, compared to $25.4 million for the three months ended March 31, 2025. With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term.
We present ACV as a supplemental operating metric because it provides a consistent measure of the underlying performance of our software business that is not affected by differences in revenue recognition timing across contract types, delivery models, or billing structures. ACV is particularly useful during our ongoing transition of customers from on-premise software arrangements to hosted software contracts. ACV should be viewed independently of revenue and does not represent revenue calculated in accordance with U.S. GAAP on an annualized basis, as it is an operating metric that can be impacted by contract execution start and end dates and renewal rates. ACV is not intended to be a replacement for, or forecast of, revenue.
Initiative with Bill & Melinda Gates Foundation
In July 2024, we launched an initiative to expand our computational platform to predict toxicity associated with binding to off-target proteins. The goal of this initiative is to develop a computational solution designed to improve the properties of drug development candidates and reduce the risk of development failure associated with binding to off-target proteins, which can be associated with serious side effects. The project is being funded initially by $19.5 million in grants from the Bill & Melinda Gates Foundation. We continue to advance our predictive toxicology initiative, which encompasses approximately 50 representative kinases in addition to multiple key anti-targets. We recently launched our predictive toxicology solution commercially and expect to make it available more broadly to our customers during 2026.
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
In April 2026, we reported initial clinical data from our ongoing Phase 1 clinical trial of SGR-3515 in patients with advanced solid tumors. As of January 30, 2026, the data cut-off date, 40 patients were enrolled and evaluable for safety across eight dose levels of SGR-3515 (ranging from 15 mg to 225 mg). Based on the initial data, SGR-3515 was observed to be generally well tolerated on an intermittent dosing schedule. Treatment-related adverse events, or TRAEs, of any grade were reported in 72.5% of patients, with the most common (≥ 10%) being neutrophil count decreased (30%), nausea (25%), fatigue (25%), diarrhea (20%), and vomiting (10%). TRAEs of grade 3 or higher were reported in 32.5% of patients, with the most common (≥ 10%) being neutrophil count decreased (20%). Neutropenia, a mechanism-based hematological adverse event was transient, non-symptomatic, non-febrile and not leading to treatment discontinuation. Drug-related serious adverse events were reported in 4 participants, all of which were grade 3. One dose-limiting toxicity was observed (grade 3 AST increase) and there were two drug-related treatment discontinuations (grade 3 transaminitis). There were no cases of Hy's law observed and no deaths due to adverse events. Preliminary anti-tumor activity was observed with 64.7% of evaluable patients (11 of 17) achieving stable disease at dose levels of 100 mg and above, and pharmacodynamic data from paired tumor biopsies showed target inhibition of both Wee1 and Myt1.
Beyond our planned investments to complete our ongoing Phase 1 dose-escalation clinical trials of SGR-1505 and SGR-3515, we do not intend to initiate additional clinical trials or advance our other proprietary preclinical programs into clinical trials independently. We plan to explore strategic partnerships for the SGR-1505 and SGR-3515 programs to advance the development of these programs beyond our ongoing Phase 1 clinical trials. The phasing out of independent clinical development activities and associated cost reductions, together with the restructuring of our operations we announced in May 2025 are expected to result in savings of approximately $70 million, when fully completed and further improve and enhance our operational efficiency.
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

Contribution Revenue
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
In July 2024, we entered into a one-year agreement with the Bill & Melinda Gates Foundation, which was subsequently extended through April 2026, to initially fund our initiative to accelerate the expansion of our computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958.
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
Drug discovery. Cost of revenues for drug discovery includes personnel-related expenses and costs of third-party contract research organizations, or CROs, that support discovery activities in our collaborations, royalties paid for services performed using third-party licensed software functionality, allocated compute capacity and overhead costs. While we have incurred costs associated with discovery efforts since late 2017, we have recognized and expect to continue to recognize revenues in the future if and when milestones are considered probable of achievement and there is not a risk of significant revenue reversal, or when they are achieved. Generally, drug discovery cost of revenues for collaborations are incurred in advance of the revenue milestone achievement. We expect our drug discovery cost of revenues to fluctuate from period to period depending on the number and mix of collaborative and proprietary programs and their respective stages of development.
Contribution. Cost of revenues for contribution includes personnel-related expenses, costs of third-party contract research organizations that support software development and drug discovery activities under our non-reciprocal agreements with the Bill & Melinda Gates Foundation, and allocated compute capacity. Contribution cost of revenues are recorded as costs are incurred under the agreements. We expect our contribution cost of revenues to fluctuate from period to period depending on the timing and progress of work completed.
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
We expect contribution gross margin to approximate breakeven over time as revenue is recognized as costs are incurred and conditions are met.

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
Change in Fair Value of Equity Investments
Fair value gains and losses consist of adjustments to the fair value of our equity investments, which may include Nimbus and Structure Therapeutics. We remeasure our investments at each period end.
Fair value gains and losses may fluctuate significantly in future periods.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and 2025
The following table summarizes our unaudited results of operations data for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Revenues:
Software products and services	$35,560	$44,972	$(9,412)	(21)%
Drug discovery	22,879	10,236	12,643	124%
Contribution	148	4,343	(4,195)	(97)%
Total revenues	58,587	59,551	(964)	(2)%
Cost of revenues:
Software products and services	10,863	9,112	1,751	19%
Drug discovery	16,310	14,452	1,858	13%
Contribution	1,867	4,863	(2,996)	(62)%
Total cost of revenues	29,040	28,427	613	2%
Gross profit	29,547	31,124	(1,577)	(5)%
Operating expenses:
Research and development	43,824	45,844	(2,020)	(4)%
Sales and marketing	11,603	10,367	1,236	12%
General and administrative	22,914	25,802	(2,888)	(11)%
Total operating expenses	78,341	82,013	(3,672)	(4)%
Loss from operations	(48,794)	(50,889)	2,095	(4)%
Other (expense) income:
Change in fair value of equity investments	(13,487)	(13,095)	(392)	N/M
Other income	2,663	4,204	(1,541)	N/M
Total other expense	(10,824)	(8,891)	(1,933)	N/M
Loss before income taxes	(59,618)	(59,780)	162	N/M
Income tax expense	408	28	380	N/M
Net loss	$(60,026)	$(59,808)	$(218)	N/M
N/M – not meaningful

Revenues

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Revenues:
Software
On-premise software	$14,180	$25,423	$(11,243)	(44)%
Hosted software	12,080	10,872	1,208	11%
Software maintenance	6,662	6,796	(134)	(2)%
Professional services	2,638	1,881	757	40%
Total software revenue	35,560	44,972	(9,412)	(21)%
Drug discovery	22,879	10,236	12,643	124%
Contribution
Software contribution	—	3,844	(3,844)	(100)%
Drug discovery contribution	148	499	(351)	(70)%
Total contribution revenue	148	4,343	(4,195)	(97)%
Total revenues	$58,587	$59,551	$(964)	(2)%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to the timing and size of multi-year customer contracts with upfront revenue recognition in the comparable period versus the current period, as well as customers switching from on-premise to hosted software purchases.
Hosted software. The increase in revenues for hosted software for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to customers switching from on-premise to hosted software purchases, as well as increased spend from existing hosted customers and growth in new customers purchasing hosted software subscriptions, for which revenue is recognized ratably over the period of the contract.
Software maintenance. The decrease in revenues for software maintenance for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to customers switching from on premise to hosted software purchases.
Professional services. The increase in revenues from professional services for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily related to fluctuations in the timing of progress and completion of technology and modeling service projects.
Drug Discovery Revenue
The increase in revenues for drug discovery services for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to Lilly's election not to proceed with further development for one program under the collaboration, which resulted in increased revenue recognition due to the accelerated completion of our obligations related to such program, and the progress of existing collaborations.
Contribution Revenue
Software contribution revenue. The decrease in revenues from software contribution during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was due to a decrease in funds spent during the period as a result of depletion of allocated funds under the agreements with the Bill & Melinda Gates Foundation aimed at accelerating the expansion of our computational software platform during 2025.

Drug discovery contribution revenue. The decrease in drug discovery contribution revenue for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily due to a decrease in funds spent during the period as a result of depletion of allocated funds under an agreement with the Bill & Melinda Gates Foundation, aimed at accelerating drug discovery in women’s health.
Cost of Revenues

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Cost of revenues:
Software products and services	$10,863	$9,112	$1,751	19%
Gross margin	69%	80%
Drug discovery	16,310	14,452	1,858	13%
Contribution	1,867	4,863	(2,996)	(62)%
Software products and services. The increase in cost of revenues for software products and services during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was attributable to increases of approximately $1.4 million in cloud computing expense, approximately $0.3 million in personnel-related expense, and approximately $0.1 million in other expenses.
Software products and services gross margin. Software gross margin decreased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to a decrease in software revenue and an increase in expenses.
Drug discovery. The increase in cost of revenues for drug discovery during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was attributable to increases of approximately $2.6 million in CRO expense and approximately $0.2 million in royalty expense, partially offset by decreases of approximately $0.6 million in cloud computing expense and approximately $0.3 million in other expenses.
Contribution. The decrease in cost of revenues for contribution during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was attributable to decreases of approximately $1.9 million in personnel-related expense and approximately $1.3 million in cloud computing expense, partially offset by an increase of approximately $0.2 million in CRO expense.

Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
External costs by program:
SGR-1505	$1,761	$3,820	$(2,059)	(54)%
SGR-2921(1)	68	2,379	(2,311)	(97)%
SGR-3515	1,497	1,649	(152)	(9)%
Other early development candidates and unallocated costs	6,385	4,861	1,524	31%
Total external costs for programs in preclinical and clinical development	9,711	12,709	(2,998)	(24)%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	8,655	8,773	(118)	(1)%
Facility and other	496	532	(36)	(7)%
Total internal costs	9,151	9,305	(154)	(2)%
All other research and development	24,962	23,830	1,132	5%
Total research and development expense	$43,824	$45,844	$(2,020)	(4)%
(1)The development of SGR-2921 was discontinued in August 2025.
The decrease in external costs of $3.0 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to a decrease in external research costs related to the discontinuation of the clinical development program for SGR-2921, as well as decreases in external research costs for SGR-1505 and SGR-3515 due to the timing of work performed, partially offset by higher costs for our early-stage product candidates.
The decrease in internal costs for programs in discovery, preclinical and clinical development of $0.2 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily attributable to a decrease in personnel-related expense.
The increase in all other research and development expense of $1.1 million during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was attributable to increases of approximately $1.0 million in personnel-related expense and approximately $0.5 million in cloud computing expense, partially offset by decreases of approximately $0.2 million related to professional services, approximately $0.1 million related to office facilities, and approximately $0.1 million in travel and entertainment expenses.

Sales and Marketing Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
Sales and marketing	$11,603	$10,367	$1,236	12%
The increase in sales and marketing expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to increases of approximately $0.5 million in travel and entertainment expense, approximately $0.5 million in personnel-related expense, approximately $0.1 million in cloud computing expense, and approximately $0.1 million in other expenses.
General and Administrative Expense

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(in thousands)
General and administrative	$22,914	$25,802	$(2,888)	(11)%
The decrease in general and administrative expense during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was attributable to decreases of approximately $1.8 million in personnel-related expense, approximately $0.5 million in professional services expense, approximately $0.4 million in other expenses, and approximately $0.2 million in travel and entertainment expense.
Change in Fair Value of Equity Investments

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Change in fair value of equity investments	$(13,487)	$(13,095)	$(392)
The change in fair value of equity investments during the three months ended March 31, 2026 was due to an unrealized loss on our investment in Structure Therapeutics of $13.5 million. This consisted of a mark-to-market loss of approximately $14.5 million on the portion of the investment held as of March 31, 2026, partially offset by a mark-to-market gain of approximately $1.1 million on the portion of the investment sold during the period. The change in fair value of equity investments during the three months ended March 31, 2025 was due to an unrealized loss of $13.1 million on our investment in Structure Therapeutics.
Other Income

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Other income	$2,663	$4,204	$(1,541)
The decrease in other income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was attributable to unfavorable currency fluctuations of approximately $1.0 million and a decrease of approximately $0.5 million of interest income related to our investment portfolio.

Income Tax Expense

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Income tax expense	$408	$28	$380
During the three months ended March 31, 2026 and 2025, we continued to recognize a full valuation allowance on our U.S. federal and state tax assets. Our income tax expense primarily represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 25, 2026. There were no material changes to our critical accounting estimates during the three months ended March 31, 2026.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have primarily incurred negative cash flows from operations from inception through the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $688.8 million.
We have funded our operations to date from the sale of our equity securities, including our initial public offering and our follow-on public offering, from sales of our software solutions and from upfront payments, research funding and milestone payments from our drug discovery collaborations, and from distributions on account of, or proceeds from the sale of, our equity stakes in our collaborators. Our operating cash flows are impacted by the magnitude and timing of our software sales and by the magnitude and timing of our drug discovery milestone achievements and research funding fees.
On February 28, 2024, we filed a universal shelf registration statement on Form S-3 which allows us to offer and sell an indeterminate number of shares of common stock, preferred stock, depositary shares or warrants, or an indeterminate principal amount of debt securities, from time to time pursuant to one or more offerings at prices and terms to be determined at the time of the sale.
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC, or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three months ended March 31, 2026 and 2025. As of March 31, 2026, we had $241.1 million of common stock remaining available for sale under the ATM.
As of March 31, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $406.4 million.
We believe our existing cash, cash equivalents, and marketable securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs, including the impact of tariffs and trade restrictions on such spending. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of March 31, 2026 include lease obligations of $155.8 million, consisting of our continuing rent obligations through December 2037, primarily for our office located in New York, New York for $124.1 million, which expires in December 2037. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
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
We also enter into agreements in the normal course of business with CRO vendors for research, preclinical studies, and clinical trials, professional consultants for expert advice, and other vendors for various products and services. These contracts do not contain any minimum purchase commitments and are cancellable at any time by us, generally upon 30 days prior written notice, and therefore we believe that our non-cancelable obligations under these agreements are not material. We have also agreed to pay volume-based royalties to third-parties for use of software functionality under various licensing and related agreements. See Note 2, "Significant Accounting Policies" to our audited consolidated financial statements appearing in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025 for more information relating to our royalty obligations.
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(14,834)	$144,063
Net cash provided by investing activities	44,599	30,632
Net cash provided by financing activities	569	409
Net increase in cash and cash equivalents and restricted cash	$30,334	$175,104
Operating activities
During the three months ended March 31, 2026, operating activities used approximately $14.8 million of cash, primarily due to a net loss of $60.0 million. This net loss was partially offset by changes to our operating assets and liabilities of $21.8 million, $13.5 million of non-cash loss on change in fair value of equity investments, $9.1 million of stock-based compensation, and $0.8 million of non-cash operating expenses, depreciation, and investment accretion costs.
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
Investing activities
During the three months ended March 31, 2026, investing activities provided approximately $44.6 million of cash, consisting of $26.8 million from marketable securities maturities, net of purchases, and $20.3 million from the sale of equity investments. These items were partially offset by $2.5 million in cash used for purchases of property and equipment.
During the three months ended March 31, 2025, investing activities provided approximately $30.6 million of cash, consisting of $31.2 million provided by marketable securities maturities, net of purchases. These items were partially offset by $0.6 million in cash used for purchases of property and equipment.
Financing activities
During the three months ended March 31, 2026, financing activities provided approximately $0.6 million of cash, primarily attributable to proceeds received upon stock option exercises.
During the three months ended March 31, 2025, financing activities provided approximately $0.4 million of cash, primarily attributable to proceeds received upon stock option exercises.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 25, 2026.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2026. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss for the three months ended March 31, 2026 and 2025 was $60.0 million and $59.8 million, respectively. Our net loss for the years ended December 31, 2025 and 2024 was $103.3 million and $187.1 million, respectively. As of March 31, 2026, we had an accumulated deficit of $688.8 million.
Our operating expenses may increase as we continue to invest in our computational platform, sales and marketing infrastructure, and proprietary drug discovery programs. We are still in the early stages of development of our own proprietary drug discovery programs. We have no drug products approved or licensed for commercial sale, and as such, have not generated any revenue from our own drug product sales to date. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net income or loss may fluctuate significantly from quarter to quarter and year to year and you should not rely upon the results of any quarterly or annual periods as indications of future results. Our expenses could increase if and as we:
•continue to invest in and develop our computational platform and software solutions;
•continue our research and development efforts for our proprietary drug discovery programs;
•conduct preclinical studies for any of our product candidates and complete our ongoing Phase 1 dose-escalation clinical trials for SGR-1505 and SGR-3515;
•prepare and make regulatory submissions for any of our product candidates;
•maintain, expand, enforce, defend, and protect our intellectual property;
•hire additional software engineers, programmers, sales and marketing, and other personnel to support our software business and other commercial operations;
•hire additional scientific personnel; and
•add operational, financial, and management information systems and personnel to support our operations as a public company.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues decreased by 2% from $59.6 million in the three months ended March 31, 2025 to $58.6 million in the three months ended March 31, 2026, and increased by 23% from $207.5 million in the fiscal year ended December 31, 2024 to $255.9 million in the fiscal year ended December 31, 2025. Although we have experienced revenue growth in certain periods, we have also experienced a decline in revenue in certain periods, and we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. In addition, we have accelerated our efforts to transition customers from on-premise software arrangements to hosted software contracts. As a result of this transition, we expect future quarterly and annual revenue trends to be impacted, as revenue associated with hosted software arrangements is generally recognized over the term of the contract, rather than at a point in time, and may differ in timing and pattern from revenue recognized under on-premise software arrangements. This transition is expected to affect the timing and mix of revenue recognition in future periods and as a result, we expect revenue to decline in the near-term as the transition progresses. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
As of March 31, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $406.4 million. We believe that our existing cash, cash equivalents, and marketable securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make judgments, estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience, known trends and events, our beliefs of what could occur in the future considering available information and various other factors that we believe to be reasonable under the circumstances, as provided in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" of our Annual Report on Form 10-K for the year ended December 31, 2025. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Significant judgment, assumptions and estimates used in preparing our consolidated financial statements include, with respect to revenue, determining the allocation of the transaction price and measurement of progress, including (1) the constraint on variable consideration, (2) the identification of performance obligations and the allocation of the transaction price to the performance obligations using their standalone selling price basis, and (3) the appropriate input or output based method to recognize collaboration revenue and the extent of progress to date.
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

Many of our competitors are able to devote greater resources to the development, promotion, and sale of their software solutions and services. It is possible that our efforts in proprietary drug discovery will result in loss of management focus and resources relating to our software business, thereby resulting in decreasing revenues from our software business. Furthermore, third parties with greater available resources and the ability to initiate or withstand substantial price competition could acquire our current or potential competitors. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services, or technologies become more accepted than our solutions, if our competitors are successful in bringing their products or services to market earlier than ours, if our competitors are able to respond more quickly and effectively to new or changing opportunities, technologies, or customer requirements, or if their products or services are more technologically capable than ours, then our software revenues could be adversely affected.
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
Although we believe that our computational platform has the potential to identify more promising molecules than traditional methods and to accelerate drug discovery, our efforts in using our platform technology to discover and design molecules with therapeutic potential may not result in the discovery and development of commercially viable products for us or our collaborators.
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
Even if we or our drug discovery collaborators are able to develop product candidates that demonstrate potential in preclinical studies, we or they may not succeed in demonstrating safety and efficacy of product candidates in human clinical trials. For example, in collaboration with us, Nimbus was able to identify a unique series of acetyl-CoA carboxylase, or ACC, allosteric protein-protein interaction inhibitors with favorable pharmaceutical properties that inhibit the activity of the ACC enzyme. Nimbus achieved proof of concept in a Phase 1b clinical trial of its ACC inhibitor, firsocostat, and later sold the program to Gilead Sciences, Inc., or Gilead Sciences, in a transaction valued at approximately $1.2 billion, comprised of an upfront payment and earn outs. Of this amount, $601.3 million has been paid to Nimbus to date, and we received a total of $46.0 million in cash distributions in 2016 and 2017. In December 2019, Gilead Sciences announced topline results from its Phase 2 clinical trial which included firsocostat, both as a monotherapy and in combination with other investigational therapies for advanced fibrosis due to nonalcoholic steatohepatitis, in which the primary endpoint was not met. Gilead Sciences completed a Phase 2b clinical trial evaluating firsocostat in combination with Novo Nordisk A/S’s semaglutide, a GLP-1 receptor agonist, for compensated cirrhosis due to nonalcoholic steatohepatitis. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their product candidates.
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
In addition, the regulatory landscape related to clinical trials in the European Union, or EU, has evolved. The EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive applied until January 31, 2025. Additionally, sponsors were still permitted to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. Beginning January 31, 2025, all ongoing trials are subject to the provisions of the CTR.
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
From time to time, we may publicly disclose interim, initial, preliminary or topline data from our clinical trials, including our ongoing Phase 1 clinical trial of SGR-1505 and our ongoing Phase 1 clinical trial of SGR-3515, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. We will also have to make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, initial, topline or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data we previously published. As a result, interim, initial, topline and preliminary data should be viewed with caution until the final data are available.
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
For the three months ended March 31, 2026 and the year ended December 31, 2025, sales to customers outside of the United States accounted for approximately 46% and 40% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
Income, sales, use or other tax laws, statutes, rules, or regulations could be enacted or amended at any time, which could affect our business or financial condition, including causing potentially adverse impacts to our effective tax rate, tax liabilities, and cash tax obligations. For example, the Inflation Reduction Act, or IRA, was signed into law in August 2022, and the One Big Beautiful Bill Act, or OBBBA, was signed into law in July 2025. The IRA introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded companies. The one percent excise tax generally applies to any acquisition of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to certain exceptions. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. The OBBBA contains numerous tax provisions that we are currently in the process of evaluating, and which may significantly affect our business or financial condition. The changes under the OBBBA include tax rate extensions and changes to the business interest deduction limitation, the expensing of domestic research and development expenditures (in contrast to the continued capitalization and amortization of foreign research and development expenditures), the bonus depreciation deduction rules, and the international tax framework. Regulatory guidance under the IRA, the OBBBA, and other tax-related legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the changes to federal tax legislation.
Our ability to use our NOLs and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.
As of December 31, 2025, we had federal NOLs of approximately $208.5 million that do not expire and state NOLs of approximately $119.3 million, which, if not utilized, generally began to expire in 2025. As of December 31, 2025, we also had federal orphan drug credits and federal research and development tax credit carryforwards of approximately $44.0 million and various state tax credit carryforwards of approximately $4.7 million. Unused credits begin to expire in 2033 and generally expire over time if they remain unused. Certain of these NOLs, orphan drug credits, research and development, and various state tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities.
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
We are party to a number of license agreements pursuant to which we have been granted exclusive and non-exclusive worldwide licenses to certain patents, software code, and software programs to, among other things, reproduce, use, execute, copy, operate, sublicense, and distribute the licensed technology in connection with the marketing and sale of our software solutions and to develop improvements thereto. In particular, the technology that we license from Columbia University pursuant to our license agreements with them are used in and incorporated into a number of our software solutions which we market and license to our customers. For further information regarding our license agreements with Columbia University, see "Item 1. Business—License Agreements with Columbia University" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Our license agreements with Columbia University and other licensors impose, and we expect that future licenses will impose, specified royalty and other obligations on us.
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
For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees (82,000 to 62,000), with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA.
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
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act in 2017, Congress repealed the "individual mandate." The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. In June 2021, the U.S. Supreme Court dismissed the judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the statute.
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

In the European Union, on December 13, 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted. While the HTA entered into force in January 2022, it only began to apply from January 2025 onwards, with a phased implementation depending on the concerned products. The HTA intends to boost cooperation among European Union member states in assessing health technologies, including new medicinal products as well as certain high-risk medical devices, and provide the basis for cooperation at the European Union level for joint clinical assessments in these areas. It will permit European Union member states to use common HTA tools, methodologies, and procedures across the European Union, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual European Union member states will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.
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
The IRA has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation; and replaced the Part D coverage gap discount program with a new discounting program in 2025. The IRA permits the Secretary of the HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
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
On July 31, 2025, the President issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 executive order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. The letters also urged these companies to stipulate that they will not offer other developed nations better prices for new drugs than the prices offered for such products in the United States. The letters called for engagement with the FDA and CMS within 60 days to implement these changes and threatened to use “every tool in our arsenal” to address what the letter characterized as “abusive drug pricing practices.” Subsequently, the Trump administration has announced deals with nearly all such pharmaceutical companies to reduce the costs of drugs. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.
In December 2025, CMS, through its Center for Medicare and Medicaid Innovation, proposed two five-year pilot programs to implement a “reference pricing” regime for drugs paid for under Medicare for 25% of covered beneficiaries. The programs are referred to as the Global Benchmark for Efficient Drug Pricing Model for Medicare Part B drugs, referred to as GLOBE, which is proposed to go into effect beginning October 1, 2026, and the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD, which is proposed to go into effect beginning January 1, 2027. Under the proposed pilot programs, a manufacturer would owe rebates to Medicare if prices for their drugs exceeded the prices paid by other economically comparable reference countries, defined in the proposed regulations as OECD countries with a GDP of $400 billion and a per capita GDP that is at least 60% of the US per capita GDP (an initial list of 19 reference countries is included in the proposed rule).

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
Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns. The Federal Trade Commission, or FTC, and state Attorneys General are aggressive in reviewing privacy and data security protections for consumers. For example, the FTC has been particularly focused on the unpermitted processing of health and genetic data through its enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the Federal Trade Commission Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). The agency is also in the process of developing rules related to commercial surveillance and data security that may impact our business. We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements.
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
In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws that will go into effect in the near future. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
In the spring of 2025, the U.S. government initiated a series of tariff-related actions against U.S. trading partners. On April 2, 2025, President Trump issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions for pharmaceutical-related products, among others). Previously, the Trump administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement and tariffs due to drug trafficking equaling 20% on imports from China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the Trump administration delayed the effective date of such tariffs for all countries except China to August 1, 2025. Later, the U.S. and China reached a framework agreement that ultimately resulted in the suspension of the higher reciprocal tariffs on China until November 10, 2025. Shortly before that expiration date, the U.S. and China reached a one-year agreement with an expiration of November 10, 2026, that includes the continued suspension of the heightened reciprocal tariffs on China and delayed enforcement of new U.S. export rules targeting affiliates of blacklisted firms.
Since the April 2025 reciprocal tariffs announcement, the European Union, Japan, South Korea, Switzerland and the United Kingdom, among others, have reached deals with the U.S. that include reduced tariff rates to varying levels and other measures. On July 31, 2025, President Trump issued an executive order detailing new reciprocal tariff rates for individual countries that took effect on August 7, 2025. The deals with the European Union, Japan, South Korea, Switzerland (and Liechtenstein), the United Kingdom and others cap pharmaceutical tariffs at 15%. In addition, an agreement with Malaysia provides a zero percent tariff exemption for pharmaceutical products that are not patented in the U.S. and are used in pharmaceutical applications, and an agreement with Switzerland and Liechtenstein caps tariffs on pharmaceuticals imported from those two countries at 15%. Finally, an agreement with Taiwan concluded on January 15, 2026, eliminates tariffs on generic pharmaceuticals and their active ingredients imported from Taiwan.
The reciprocal tariffs and the fentanyl tariffs were imposed pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unconstitutional by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the U.S. Supreme Court held that the IEEPA does not authorize the U.S. President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, President Trump issued a new executive order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs on February 24, 2026. At the same time, however, the Trump administration imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. Pursuant to the statute, absent an extension by Congress, these tariffs will expire in 150 days on July 24, 2026. For those countries that have concluded trade deals with the U.S., the tariff rates agreed to, including with regard to pharmaceuticals and pharmaceutical ingredients, have now reverted to 10% until July 24, 2026. Like the IEEPA tariffs, pharmaceuticals and pharmaceutical ingredients are exempt from the Section 122 tariffs along with a list of other products. The Trump administration has announced that it also plans to initiate new investigations on “most major trading partners” under Section 301 of the same act, which will likely lead to additional tariffs.
Neither the U.S. Supreme Court’s decision nor the Executive Order revoking the IEEPA tariffs addressed refunds, leaving the issue to renewed proceedings before the U.S. Court of International Trade, where importers may need to pursue administrative remedies and/or litigation amid continued uncertainty. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.
Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the Trump administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump administration. A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran or Cuba.
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
In December 2025, as part of the National Defense Authorization Act for FY 2026, President Trump signed into law the BIOSECURE Act, which prohibits, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC, (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. Instead of specifying particular Chinese entities as BCCs, the BIOSECURE Act treats any biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of Defense as Chinese Military Companies Operating in the United States as BCCs. The legislation allows for other biotechnology companies to be added to the federal funding prohibitions at a later time. On December 18, 2025, the Chairs of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of Defense recommending that WuXi be added to the 1260H list, which would make it a BCC. The 1260H list was updated by the Department of Defense in January 2024 and January 2025. On February 13, 2026, the Department published an updated list, which included WuXi, but then abruptly withdrew the list. The implications of this action remain unclear.
Any unfavorable government policies on international trade, such as export controls, capital controls or tariffs, may increase the cost of manufacturing our product candidates, affect the demand for our product candidates (if and when approved), the competitive position of our product candidates, and import or export of raw materials and finished product candidates used in our preclinical studies and clinical trials, particularly with respect to any product candidates and materials that we import from China. We cannot yet predict the effect of the U.S. tariffs on imports, or the extent to which other countries, in particular, China, will impose and maintain quotas, duties, tariffs, taxes or other similar restrictions upon imports or exports in the future, nor can we predict future trade policy or the terms of any renegotiated trade agreements and their impact on our business.
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
Recruiting and retaining qualified scientific, clinical, manufacturing, accounting, legal, and sales and marketing personnel, as well as software engineers and computational chemists, will also be critical to our success. In the technology industry, there is substantial and continuous competition for engineers with high levels of expertise in designing, developing, and managing software and related services, as well as competition for sales executives, data scientists, and operations personnel. Competition to hire these individuals is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous biopharmaceutical and technology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors to assist us in formulating our research and development and commercialization strategy and advancing our computational platform. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. Our reduction in workforce could impact our ability to recruit and retain highly qualified personnel. If we are unable to continue to attract and retain highly qualified personnel, our ability to pursue our growth strategy will be limited and our business would be adversely affected.

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
As of April 23, 2026, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 39.2% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 46.7% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through April 23, 2026, the intraday price of our common stock has fluctuated from a low of $10.94 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of April 23, 2026, we had outstanding 65,556,531 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC, or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of March 31, 2026, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Eighth Amended and Restated Director Compensation Policy					X
10.2	Amendment No. 1 to the Master License Agreement, dated March 24, 2026, between the Registrant and The Trustees of Columbia University in the City of New York					X
10.3	Consultant Agreement, dated July 1, 1999, between the Registrant and Richard A. Friesner, as amended	10-K	001-39206	10.24	2/25/2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: May 5, 2026	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2026	By:	/s/ Richie Jain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)