Form 10-Q
period 2026-06-30
Schrodinger, Inc.
filed 2026-08-05
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 29, 2026, the registrant had 65,641,435 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
•the anticipated release and capabilities of Bunsen, our agentic artificial intelligence co-scientist;
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
2

Table of Contents
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
3

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
•The use of artificial intelligence and machine learning technologies in our business operations and product offerings may expose us to risks that could harm our competitive position and have a material adverse effect on our business and results of operations.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$287,853	$230,517
Restricted cash (includes related party amounts of $63 and $72, respectively)	5,063	6,868
Marketable securities	125,886	164,947
Accounts receivable, net of allowance for doubtful accounts of $265 and $440 (includes related party amounts of $5,000 and $100, respectively)	21,391	83,041
Unbilled and other receivables, net of allowance for unbilled receivables of $140 and $140	19,733	21,352
Prepaid expenses	10,549	12,540
Total current assets	470,475	519,265
Property and equipment, net	19,459	19,456
Equity investments	39,052	73,647
Goodwill	4,791	4,791
Right of use assets - operating leases	100,911	102,736
Other assets	5,706	6,265
Total assets	$640,394	$726,160
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,320	$11,452
Accrued payroll, taxes, and benefits	31,607	39,264
Deferred revenue (includes related party amounts of $4,148 and $84, respectively)	104,773	112,853
Lease liabilities - operating leases	16,480	16,412
Other accrued liabilities	10,665	9,155
Total current liabilities	173,845	189,136
Deferred revenue, long-term	45,152	78,877
Lease liabilities - operating leases, long-term	91,502	92,816
Other liabilities, long-term	939	1,278
Total liabilities	311,438	362,107
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 65,615,117 and 64,515,380 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	656	645
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	92	92
Additional paid-in capital	1,011,119	992,015
Accumulated deficit	(682,857)	(628,806)
Accumulated other comprehensive (loss) income	(54)	107
Total stockholders' equity	328,956	364,053
Total liabilities and stockholders' equity	$640,394	$726,160
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Software products and services (includes related party revenue of $3, $11, $6, and $20)	$32,544	$36,031	$68,104	$81,003
Drug discovery	22,986	13,940	45,865	24,176
Contribution (includes related party revenue of $3,359, $4,725, $3,430, and $9,068)	3,359	4,788	3,507	9,131
Total revenues	58,889	54,759	117,476	114,310
Cost of revenues:
Software products and services	9,449	8,787	20,312	17,899
Drug discovery	15,794	15,140	32,104	29,592
Contribution	1,214	4,674	3,081	9,537
Total cost of revenues	26,457	28,601	55,497	57,028
Gross profit	32,432	26,158	61,979	57,282
Operating expenses:
Research and development	40,998	43,138	84,822	88,982
Sales and marketing	10,266	10,734	21,869	21,101
General and administrative (includes related party expense of $165, $109, $330 and $218)	22,715	25,189	45,629	50,991
Total operating expenses	73,979	79,061	152,320	161,074
Loss from operations	(41,547)	(52,903)	(90,341)	(103,792)
Other income (expense):
Change in fair value of equity investments	45,868	4,579	32,381	(8,516)
Other income	3,026	5,438	5,689	9,642
Total other income	48,894	10,017	38,070	1,126
Income (loss) before income taxes	7,347	(42,886)	(52,271)	(102,666)
Income tax expense	1,372	287	1,780	315
Net income (loss)	$5,975	$(43,173)	$(54,051)	$(102,981)
Net income (loss) per share of common and limited common stockholders, basic:	$0.08	$(0.59)	$(0.73)	$(1.41)
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, basic:	74,712,581	73,427,635	74,352,857	73,243,797
Net income (loss) per share of common and limited common stockholders, diluted:	$0.08	$(0.59)	$(0.73)	$(1.41)
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, diluted:	75,769,360	73,427,635	74,352,857	73,243,797
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$5,975	$(43,173)	$(54,051)	$(102,981)
Changes in market value of investments, net of tax:
Unrealized loss on marketable securities	(26)	(119)	(161)	(249)
Comprehensive income (loss)	$5,949	$(43,292)	$(54,212)	$(103,230)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	64,515,380	$645	9,164,193	$92	$992,015	$(628,806)	$107	$364,053
Unrealized loss on marketable securities	—	—	—	—	—	—	(135)	(135)
Issuances of common stock upon stock option exercises	185,915	2	—	—	581	—	—	583
Issuance of common stock upon vesting of RSUs and PRSUs	682,015	7	—	—	(7)	—	—	—
Stock-based compensation	—	—	—	—	9,073	—	—	9,073
Net loss	—	—	—	—	—	(60,026)	—	(60,026)
Balance at March 31, 2026	65,383,310	654	9,164,193	92	1,001,662	(688,832)	(28)	313,548
Unrealized loss on marketable securities	—	—	—	—	—	—	(26)	(26)
Issuances of common stock upon stock option exercises	163,360	1	—	—	664	—	—	665
Issuance of common stock upon vesting of RSUs and PRSUs	68,447	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	8,794	—	—	8,794
Net income	—	—	—	—	—	5,975	—	5,975
Balance at June 30, 2026	65,615,117	$656	9,164,193	$92	$1,011,119	$(682,857)	$(54)	$328,956

Balance at December 31, 2024	63,710,409	$637	9,164,193	$92	$946,037	$(525,541)	$220	$421,445
Unrealized loss on marketable securities	—	—	—	—	—	—	(130)	(130)
Issuances of common stock upon stock option exercises	48,198	1	—	—	422	—	—	423
Issuance of common stock upon vesting of RSUs and PRSUs	420,395	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	11,574	—	—	11,574
Net loss	—	—	—	—	—	(59,808)	—	(59,808)
Balance at March 31, 2025	64,179,002	642	9,164,193	92	958,029	(585,349)	90	373,504
Unrealized loss on marketable securities	—	—	—	—	—	—	(119)	(119)
Issuances of common stock upon stock option exercises	193,188	2	—	—	2,031	—	—	2,033
Issuance of common stock upon vesting of RSUs and PRSUs	48,709	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,627	—	—	10,627
Net loss	—	—	—	—	—	(43,173)	—	(43,173)
Balance at June 30, 2025	64,420,899	$644	9,164,193	$92	$970,687	$(628,522)	$(29)	$342,872
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(54,051)	$(102,981)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Change in fair value of equity investments	(32,381)	8,516
Depreciation and amortization	2,964	3,120
Stock-based compensation	17,867	22,201
Noncash investment accretion	(209)	(1,676)
(Gain) loss on disposal of property and equipment	(1)	20
Decrease (increase) in assets:
Accounts receivable, net (includes related party amounts of $(4,900) and zero)	61,650	225,619
Unbilled and other receivables	1,619	(7,070)
Reduction in the carrying amount of right of use assets - operating leases	5,264	4,537
Prepaid expenses and other assets	2,550	(4,299)
(Decrease) increase in liabilities:
Accounts payable	(1,119)	(1,737)
Accrued payroll, taxes, and benefits	(7,657)	(16,788)
Deferred revenue (includes related party amounts of $4,064 and $(3,736))	(41,805)	(34,220)
Lease liabilities - operating leases	(4,685)	(3,516)
Other accrued liabilities	1,090	139
Net cash (used in) provided by operating activities	(48,904)	91,865
Cash flows from investing activities:
Purchases of property and equipment	(2,869)	(910)
Proceeds from disposition and sale of equity investments, net	66,976	—
Purchases of marketable securities	(103,992)	(166,062)
Proceeds from maturity of marketable securities	143,101	142,003
Net cash provided by (used in) investing activities	103,216	(24,969)
Cash flows from financing activities:
Proceeds from issuances of common stock upon stock option exercises	1,248	2,456
Principal payments on finance leases	(29)	(29)
Net cash provided by financing activities	1,219	2,427
Net increase in cash and cash equivalents and restricted cash	55,531	69,323
Cash and cash equivalents and restricted cash, beginning of period	237,385	162,657
Cash and cash equivalents and restricted cash, end of period	$292,916	$231,980

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$765	$365
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	27	34
Purchases of property and equipment in accrued liabilities	162	—
Acquisition of right of use assets in exchange for lease liabilities - operating leases	3,439	—
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and six months ended June 30, 2026 and 2025
(in thousands, except for share and per share amounts and note 3(d))
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
As of June 30, 2026, the Company had cash, cash equivalents, restricted cash, and marketable securities of $418,802.
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
As of June 30, 2026, two customers accounted for 27% and 23% of total accounts receivable, respectively. As of December 31, 2025, one customer accounted for 10% of total accounts receivable. As of June 30, 2026, three customers accounted for 25%, 15%, and 11% of total contract assets, respectively. As of December 31, 2025, three customers accounted for 21%, 12%, and 10% of total contract assets, respectively.
For the three months ended June 30, 2026, two customers accounted for 25% and 17% of total revenue, respectively. For the six months ended June 30, 2026, two customers accounted for 21% and 20% of total revenue, respectively. For the three months ended June 30, 2025, one customer accounted for 16% of total revenue. For the six months ended June 30, 2025, one customer accounted for 19% of total revenue.
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
For further information regarding the Company’s equity investments, see Note 4, Fair Value Measurements and Note 10, Equity Investments.
(i)Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders
The outstanding equity of the Company consists of common stock and limited common stock. The Company considers all limited common stock to be participating securities as the holders are entitled to the same dividend rights as holders of common stock and therefore net income (loss) attributable to common and limited common stockholders is identical for both classes.
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Software products and services – point in time	15.8%	29.4%	20.0%	36.5%
Software products and services – over time	39.5	36.4	38.0	34.4
Drug Discovery – point in time	17.0	5.5	8.5	3.7
Drug Discovery – over time	22.0	20.0	30.5	17.4
Contribution – point in time	3.4	—	1.7	—
Contribution – over time	2.3	8.7	1.3	8.0
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
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
On-premise software	$9,297	$15,743	$23,477	$41,167
Hosted software	15,150	11,128	27,230	22,000
Software maintenance	4,878	6,778	11,540	13,573
Professional services	3,219	2,382	5,857	4,263
Total software revenue	$32,544	$36,031	$68,104	$81,003
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
As of June 30, 2026, there were no milestones not yet achieved that were determined to be probable of achievement, and no corresponding drug discovery milestone revenue was recognized for the six months ended June 30, 2026. As of June 30, 2025, milestones not yet achieved that were determined to be probable of achievement totaled $2,000, of which $1,067 was recognized as drug discovery milestone revenue for the six months ended June 30, 2025.
(c)Contribution
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements, as amended, with Gates Ventures, LLC and the Gates Foundation. The agreements are an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced or as costs are incurred and conditions are met, in accordance with ASC Topic 958, Not-for-Profit Entities ("Topic 958"), as the agreements are not an exchange transaction.
The agreement, as amended, with Gates Ventures, LLC was originally entered into in June 2020, and further extended through August 13, 2027, and provides for total consideration of up to $11,000. Revenue is recognized annually, when invoiced, in accordance with Topic 958. The Company recognized revenue of $2,000, $2,000, zero, and zero on this agreement during the three and six months ended June 30, 2026 and 2025. respectively. As of both June 30, 2026 and December 31, 2025, the Company had no deferred revenue balance related to this agreement. As of both June 30, 2026 and December 31, 2025, the Company had no accounts receivable related to this agreement.
The agreement, as amended, with the Gates Foundation was originally entered into in July 2024, and subsequently extended through April 2027, to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. The Company recognized revenue of $921, $921, $4,513, and $8,357 related to these agreements during the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had deferred revenue balances related to these agreements of $4,079 and zero, respectively. As of June 30, 2026 and December 31, 2025, the Company had outstanding receivables related to these agreements of $5,000 and zero, respectively.
Drug discovery contribution revenue. Drug discovery contribution revenue primarily consists of funds received under agreements with the Gates Foundation on a cost reimbursement basis to perform services aimed at accelerating drug discovery in women's health. The agreement began in November 2021 and the Company performed services aimed at accelerating drug discovery in women's health under an agreement with the Gates Foundation that extended through July 2026. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. The Company recognized revenue of $438, $509, $212, and $711 related to these agreements during the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had deferred revenue balances related to these agreements of $63 and $72, respectively.
The following table presents the revenue recognized from the sources of contribution revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Software contribution	$2,921	$4,513	$2,921	$8,357
Drug discovery contribution	438	275	586	774
Total contribution revenue	$3,359	$4,788	$3,507	$9,131
(d)Collaboration and License Agreements
Bristol Myers-Squibb. On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement, as amended, as of June 30, 2026.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company, at its discretion, can further advance the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront payment of $55.0 million in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of June 30, 2026, the Company is eligible to receive up to $482.0 million in total milestone payments related to the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of June 30, 2026, the Company has recognized $32.0 million in revenue related to milestones under this agreement.

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
During the three and six months ended June 30, 2026 and 2025, the Company recognized $0.5 million, $1.2 million, $0.7 million, and $1.3 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of June 30, 2026 and December 31, 2025, there was $2.0 million and $3.2 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of both June 30, 2026 and December 31, 2025, the Company had no outstanding receivables for this collaboration.
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
Novartis agreed to pay the Company an initial upfront payment of $150.0 million under the terms of the research collaboration and license agreement, and the Company is eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. For the three and six months ended June 30, 2026 and 2025, no revenue was recognized related to milestones under this agreement.
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
During the three and six months ended June 30, 2026 and 2025, the Company recognized $8.8 million, $20.5 million, $7.6 million, and $13.3 million of revenue, respectively, associated with the research collaboration and license agreement. As of June 30, 2026 and December 31, 2025, there was $80.0 million and $100.5 million of deferred revenue, net of contract assets, respectively, related to the agreements, which was classified as either current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed. As of both June 30, 2026 and December 31, 2025, the Company had no outstanding receivables for this collaboration.
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
For the three and six months ended June 30, 2026 and 2025, the Company recognized $22,419, $40,701, $23,593, and $43,614 of revenue, respectively, that was included in software deferred revenue at the end of the respective preceding periods. For the three and six months ended June 30, 2026 and 2025, the Company recognized $11,240, $33,637, $10,291, and $16,921 of revenue, respectively, that was included in drug discovery deferred revenue at the end of the respective preceding periods. For the three and six months ended June 30, 2026 and 2025, the Company recognized zero, $131, $4,788, and $9,258 of revenue, respectively, that was included in contribution deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above.
Contract assets are included in unbilled and other receivables within the condensed consolidated balance sheets and are transferred to receivables when the Company invoices the customer.
Contract balances were as follows:

	As of June 30, 2026	As of December 31, 2025
Contract assets	$19,514	$19,698
Deferred revenue, short-term:
Software products and services	52,310	66,695
Drug discovery	48,322	46,027
Contribution	4,141	131
Deferred revenue, long-term:
Software products and services	4,303	7,333
Drug discovery	40,849	71,544
Contribution	—	—
Backlog represents contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue. Remaining performance obligations represent total backlog and deferred revenue.

Remaining performance obligations were as follows:

	As of June 30, 2026	As of December 31, 2025
Deferred revenue	Total	Total
Software products and services	$56,613	$74,028
Drug discovery	89,171	117,571
Contribution	4,141	131
Total deferred revenue	149,925	191,730
Backlog
Software products and services	30,543	31,036
Drug discovery	8,598	17,100
Contribution	—	—
Total backlog	39,141	48,136
Remaining performance obligations
Software products and services	87,156	105,064
Drug discovery	97,769	134,671
Contribution	4,141	131
Total remaining performance obligations	$189,066	$239,866
The Company expects to recognize as revenue approximately 63% of its June 30, 2026 remaining performance obligations in the next 12 months and the remainder thereafter. The Company expects to recognize as revenue approximately 76% of its June 30, 2026 remaining software performance obligation in the next 12 months and the remainder thereafter. The Company expects to recognize as revenue approximately 50% of its June 30, 2026 remaining drug discovery performance obligation in the next 12 months and the remainder thereafter. The Company expects to recognize as revenue approximately 100% of its June 30, 2026 remaining contribution performance obligation in the next 12 months.
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
(g)Deferred Sales Commissions
The Company capitalizes certain costs incurred in connection with obtaining customer contracts, primarily related to certain sales incentive programs. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in prepaid and other assets in the condensed consolidated balance sheets.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of June 30, 2026 and December 31, 2025.

The following table presents information about the Company’s assets measured at fair value as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$292,916	$—	$—	$292,916
Marketable securities	—	125,886	—	125,886
Equity investments	36,544	—	—	36,544
Total	$329,460	$125,886	$—	$455,346
The following table presents information about the Company’s assets measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$237,385	$—	$—	$237,385
Marketable securities	—	164,947	—	164,947
Equity investments	66,641	—	—	66,641
Total	$304,026	$164,947	$—	$468,973
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of June 30, 2026, the remaining weighted average lease term for operating and finance leases was 10 years.
During the three months ended June 30, 2026, the Company modified one of its operating leases. The modified right-of-use (“ROU”) asset and lease liability were $3,439. The ROU asset and lease liability were equal as no lease costs or incentives were associated with the modification of the lease.

Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the six months ended June 30, 2026 and 2025. Additional details of the Company's operating and finance leases are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease costs	$4,391	$4,569	$8,888	$9,078
Cash paid for leases	4,052	4,212	8,264	8,398
Maturities of operating and finance lease liabilities as of June 30, 2026 under noncancelable leases were as follows:

Year ending December 31:
Remainder of 2026	$8,602
2027	16,411
2028	15,700
2029	15,317
2030	15,446
Thereafter	84,014
Total future minimum lease payments	155,490
Less: imputed interest	(47,487)
Present value of future minimum lease payments	108,003
Less: current portion of lease payments	(16,501)
Lease liabilities, long-term	$91,502
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
For the three and six months ended June 30, 2026 and 2025, the Company’s income tax expense was $1,372, $1,780, $287, and $315 respectively. For the three and six months ended June 30, 2026 and 2025, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are "more likely than not" of being sustained. As of June 30, 2026, the Company had $9,750 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of June 30, 2026, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2022 and 2021, respectively. Net operating loss ("NOL") and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.

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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the business interest expense deduction to thirty percent of EBITDA, and permitting one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA is included in the Company's financial statements for the fiscal quarter ended June 30, 2026. There has been no material change to the Company's effective income tax rate or its net deferred federal income tax assets as a result of the OBBBA as the Company maintains a full valuation allowance for all U.S. deferred tax assets.
(7)    Stockholders’ Equity
(a)    Common Stock
As of June 30, 2026, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023. No shares of common stock were sold under the ATM during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, the Company had $241,132 of common stock remaining available for sale under the ATM.
(b)    Limited Common Stock
As of June 30, 2026, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to the same dividend rights as holders of common stock, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company's preferred stock, if any. Holders of the Company's limited common stock have the right to convert each share of limited common stock into one share of the Company's common stock.
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
(c)    Preferred Stock
As of June 30, 2026, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company's board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of June 30, 2026, the Company's stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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
As of June 30, 2026 and December 31, 2025, there were 5,636,855 and 4,841,655 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of sales	$1,128	$1,421	$2,338	$2,823
Research and development	2,763	3,339	5,503	6,846
Sales and marketing	814	968	1,578	1,889
General and administrative	4,089	4,899	8,448	10,643
Total stock-based compensation	$8,794	$10,627	$17,867	$22,201
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
There were 110,497, 1,604,979, 103,870, and 1,398,564 RSUs granted during the three and six months ended June 30, 2026 and 2025, respectively. The weighted average grant date fair value for each RSU granted during the three and six months ended June 30, 2026 and 2025 was $14.40, $12.30, $21.57, and $21.27, respectively.

As of June 30, 2026, there was $46,091 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 2.70 years. During the three and six months ended June 30, 2026 and 2025, 71,962, 734,296, 48,709, and 454,254 RSUs vested, respectively. The fair value of RSUs vested during the three and six months ended June 30, 2026 and 2025 was $1,046, $9,650, $1,066, and $10,278 respectively.
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
In March 2026, the Company awarded to all executive officers PRSUs for a maximum of 498,375 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 332,250 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 166,125 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2026 PRSUs"). The 2026 PRSUs were considered granted under ASC 718, Compensation—Stock Compensation ("Topic 718") in March 2026. 51,375 2026 PRSUs were forfeited in May 2026, representing the number of shares that would have vested at the maximum level for the applicable milestones. The remaining 2026 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2028.
In March 2025, the Company awarded to all executive officers PRSUs for a maximum of 173,438 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 115,625 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 57,813 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2025 PRSUs"). The 2025 PRSUs were considered granted under Topic 718 in March 2025. 18,750 2025 PRSUs were forfeited in April 2026 and 18,750 2025 PRSUs were forfeited in June 2025, representing the number of shares that would have vested at the maximum level for the applicable milestones. The remaining 2025 PRSUs are scheduled to vest, if at all, upon the certification by the Company's compensation committee of the achievement of the applicable performance conditions following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2027.
In March 2024, the Company awarded to all executive officers PRSUs for a maximum of 180,000 shares (based on 150% achievement of the applicable performance conditions outlined in the awards), with a target award of 120,000 PRSUs (based on 100% achievement of the applicable performance conditions), and a threshold award of 60,000 PRSUs (based on 50% achievement of the applicable performance conditions) (the "2024 PRSUs"). The 2024 PRSUs were considered granted under Topic 718 in March 2024. 22,500 2024 PRSUs were forfeited in June 2025, representing the number of shares that would have vested at the maximum level for the applicable milestones. In March 2026, the Company's compensation committee determined the achievement of the PRSUs set to vest upon the certification by the Company's compensation committee following the filing of the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2026, subject to the continued provision of services by the holder to the Company through such vesting date. The Company's compensation committee determined that the applicable performance conditions had been met between target and maximum level for 50,275 of the PRSUs and at the maximum level for 94,500 of the PRSUs, of which 13,788 of these PRSUs were forfeited in April 2026.
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
The weighted average grant date fair value for each PRSU granted during the three and six months ended June 30, 2026 and 2025 was zero, $12.15, zero, and $21.24, respectively. During the three and six months ended June 30, 2026 and 2025, zero, 19,681, zero, and 14,850 PRSUs vested, respectively.
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
During the three and six months ended June 30, 2026 and 2025, 163,360, 349,275, 193,188, and 241,386 options under the Plans were exercised for total proceeds of $665, $1,248, $2,033, and $2,456, respectively.
The fair value of each option award is determined on the date of grant using the Black Scholes Merton option-pricing model. The calculation of fair value included several assumptions that require management’s judgment. The expected terms of options granted to employees during 2026 and 2025 were calculated using an average of historical exercises. During the three months ended June 30, 2026, the Company updated its estimated volatility calculation to solely use the Company's own historical closing prices of its shares of common stock for the expected term of the option. Previously, the estimated volatility incorporated a calculated volatility derived from a 50/50 blended approach using the Company's own historical closing prices of its shares of common stock for the expected term of the option with the historical closing prices of shares of common stock of similar entities whose share prices were publicly available for the expected term of the option. The risk-free interest rate was based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the option. The Company accounts for forfeitures as they occur; as such, the Company does not estimate forfeitures at the time of grant.

Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Six Months Ended June 30,
	2026	2025
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	65%	69%
Expected term (years)	5.72	5.56
Risk-free interest rate	3.77%	4.00%
The weighted average grant date fair value per share of options granted during the three and six months ended June 30, 2026 and 2025 was $9.28, $7.65, $13.59, and $13.37, respectively. The intrinsic value of options exercised during the three and six months ended June 30, 2026 and 2025 was $1,851, $3,534, $2,629, and $3,266, respectively.
As of June 30, 2026, there was $20,554 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.28 years. The fair value of shares vested during the three and six months ended June 30, 2026 and 2025 was $4,117, $10,571, $5,896, and $16,976, respectively.
(9)    Net Income (Loss) per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net income (loss) per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Schrödinger common and limited common stockholders	$5,975	$(43,173)	$(54,051)	$(102,981)
Denominator:
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, basic:	74,712,581	73,427,635	74,352,857	73,243,797
Effect of the exercise of common stock options and vested RSUs on weighted average common and limited common shares	1,056,779	—	—	—
Weighted average shares used to compute net income (loss) per share of common and limited common stockholders, diluted:	75,769,360	73,427,635	74,352,857	73,243,797

Net income (loss) per share of common and limited common stockholders, basic:	$0.08	$(0.59)	$(0.73)	$(1.41)
Net income (loss) per share of common and limited common stockholders, diluted:	$0.08	$(0.59)	$(0.73)	$(1.41)
For the three months ended June 30, 2026, in order to calculate diluted net income per share, the weighted average shares used to compute net income is adjusted by the effect of dilutive securities, including awards under the Plans. Diluted net income per share is computed by dividing the resulting net income by the weighted average number of fully diluted common and limited shares outstanding.
For periods in which the Company reports net losses, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-

dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares subject to outstanding common stock options	11,024,045	12,578,030	12,039,280	12,578,030
Shares subject to outstanding unvested RSUs and PRSUs	1,565,956	2,472,402	3,165,741	2,472,402
Total shares subject to outstanding common stock options and unvested RSUs and PRSUs	12,590,001	15,050,432	15,205,021	15,050,432
(10)    Equity Investments
(a)    Nimbus
The Company has no significant influence over Nimbus and accounts for its investment in Nimbus Therapeutics, LLC ("Nimbus") as a non-marketable security. As of both June 30, 2026 and December 31, 2025, the carrying value of the Nimbus investment was $2,436. The Company has no obligation to fund Nimbus' losses in excess of its initial investment.
(b)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. ("Ajax"), a company co-founded by the Company, for $1,700 in cash. In April 2024, the Company purchased 1,416,450 shares of Series C preferred stock of Ajax for $3,000 in cash.
In June 2026, in connection with the completion of Eli Lilly and Company’s acquisition of Ajax, the Company received a cash payment of approximately $57,180, comprised of $47,180 on account of the Company's equity stake in Ajax and $10,000 from a collaboration milestone payment. The Company is also eligible to receive additional cash payments upon the achievement by Ajax of specified clinical and regulatory milestones, as well as potential cash payments currently held in escrow related to the closing. During the three months ended June 30, 2026, the Company recognized a $42,144 gain from the change in fair value of its Ajax investment.
Prior to the disposition of the Ajax investment, the Company valued its equity investment in Ajax as a non-marketable equity security as the Company did not exercise significant influence over Ajax. As of December 31, 2025, the carrying value of the Company’s investment in Ajax was $4,498. As of June 30, 2026, the Company no longer had an investment in Ajax.
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
During the six months ended June 30, 2026, the Company sold a portion of its equity stake in Structure Therapeutics for net proceeds of $20,334. The Company recorded a mark-to-market gain of $1,050 on the portion of the investment sold during the six months ended June 30, 2026. During the three and six months ended June 30, 2026, the Company recorded a mark-to-market gain of $3,725 and a mark-to-market loss of $10,813, respectively, on the portion of the investment held at June 30, 2026. During the three and six months ended June 30, 2025, the Company reported a mark-to-market gain of $4,579 and a mark-to-market loss of $8,516, respectively, on the Structure Therapeutics investment.
As of June 30, 2026 and December 31, 2025, the carrying value of the Company's investment in Structure Therapeutics was $36,544 and $66,641, respectively.

(11)    Related Party Transactions
(a)    Board Member
For the three and six months ended June 30, 2026 and 2025, the Company paid consulting fees of $165, $330, $109, and $218, respectively, to a member of its board of directors.
(b)    Gates Foundation
The Gates Foundation, an entity under common control with Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was zero, zero, $11, and $20 for the three and six months ended June 30, 2026 and 2025, respectively.
For the three and six months ended June 30, 2026 and 2025, the Company recognized $438, $509, $212, and $711, respectively, in contribution revenue related to funds received under an agreement with the Gates Foundation, aimed at accelerating drug discovery in women's health. As of June 30, 2026 and December 31, 2025, restricted cash on hand related to the arrangement was $63 and $72, respectively.
For the three and six months ended June 30, 2026 and 2025, the Company recognized $921, $921, $4,513, and $8,357, respectively, in contribution revenue related to funds received under agreements with the Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. There was no restricted cash on hand related to the arrangement as of June 30, 2026 and December 31, 2025.
As of June 30, 2026 and December 31, 2025, the Company had $5,000 and zero receivables due, respectively, from the Gates Foundation related to these agreements.
Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The agreement with Gates Ventures, LLC currently extends through August 13, 2027 and provides for total consideration of up to $11,000. The Company recognized revenue of $2,000, $2,000, zero, and zero on this agreement for the three and six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the Company had no net receivables due from Gates Ventures, LLC.
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
Revenue recognized for these additional licenses for the six months ended June 30, 2026 and 2025 was $3, $6, zero, and zero respectively. As of June 30, 2026 and December 31, 2025, the Company had zero and $100 in outstanding receivables due from Columbia University related to these licenses.
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
Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Segment revenues(1):
Software	$35,465	$40,544	$71,025	$89,360
Drug discovery	23,424	14,215	46,451	24,950
Total segment revenues	58,889	54,759	117,476	114,310
Segment cost of revenues(1):
Software	10,538	13,029	22,838	26,551
Drug discovery	15,919	15,572	32,659	30,477
Total segment cost of revenues	26,457	28,601	55,497	57,028
Segment gross profit:
Software	24,927	27,515	48,187	62,809
Drug discovery	7,505	(1,357)	13,792	(5,527)
Total segment gross profit	32,432	26,158	61,979	57,282
Unallocated (expense) income:
Research and development	(40,998)	(43,138)	(84,822)	(88,982)
Sales and marketing	(10,266)	(10,734)	(21,869)	(21,101)
General and administrative	(22,715)	(25,189)	(45,629)	(50,991)
Change in fair value of equity investments	45,868	4,579	32,381	(8,516)
Other income	3,026	5,438	5,689	9,642
Income tax expense	(1,372)	(287)	(1,780)	(315)
Consolidated net income (loss)	$5,975	$(43,173)	$(54,051)	$(102,981)
(1)    Contribution activity is included within the segments to which the contribution activity relates as software contribution activity and drug discovery contribution activity share similar economic characteristics, respectively, with the software and drug discovery segments.

Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$37,526	$34,050	$68,935	$63,713
EMEA	14,378	13,563	34,550	36,646
APAC	6,700	6,971	13,372	13,045
Rest of World	285	175	619	906
	$58,889	$54,759	$117,476	$114,310

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
In June 2026, Eli Lilly and Company, or Lilly, acquired Ajax Therapeutics, Inc., or Ajax, a company co-founded by us. Under the terms of the agreement, Ajax shareholders could receive up to $2.3 billion in cash, inclusive of an upfront payment and subsequent payments upon the achievement of certain clinical and regulatory milestones. In connection with the completion of the acquisition, we received a cash payment of approximately $57.2 million, comprised of $47.2 million on account of our equity stake in Ajax and $10.0 million from a collaboration milestone payment. We are also eligible to receive additional cash payments upon the achievement by Ajax of specified clinical and regulatory milestones, as well as potential cash payments currently held in escrow related to the closing.
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
We are party to an exclusive, worldwide collaboration and license agreement with Bristol-Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the targets(s) of interest, we are responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, of which we have recognized $32.0 million as of June 30, 2026, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See "Collaboration and License Agreements" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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
In November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025 and we are eligible to receive up to $2.272 billion in total milestone payments across the initial programs. Such milestones consist of up to $892.0 million in discovery and development milestones and up to $1.38 billion in commercial milestones. We are also entitled to a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. No milestone revenue has been recognized as of June 30, 2026. In November 2024, we also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform. See "Collaboration and License Agreements" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to the research collaboration and license agreement.

We generated revenue of $58.9 million and $54.8 million during the three months ended June 30, 2026 and 2025, respectively, representing a year-over-year increase of 8%. Our net income for the three months ended June 30, 2026 was $6.0 million and our net loss for the three months ended June 30, 2025 was $43.2 million. Our net income for the three months ended June 30, 2026 was primarily due to the $57.2 million cash payment we received in connection with the completion of Lilly’s acquisition of Ajax discussed above.
Our annual contract value, or ACV, was $29.6 million for the three months ended June 30, 2026, compared to $23.3 million for the three months ended June 30, 2025. With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term.
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
Bunsen — Agentic AI Co-Scientist
In July 2026, we announced the launch of the early access version of Bunsen, our new agentic artificial intelligence, or AI, co-scientist that helps researchers understand scientific objectives, develop computational strategies, execute sophisticated molecular discovery workflows and interpret results. By combining AI with physics-based simulation, we believe Bunsen allows researchers to apply their expertise at greater scale, enabling them to explore more scientific possibilities, prioritize the most promising opportunities with greater confidence and accelerate discovery decisions. We expect to release the full commercial version of Bunsen by the end of 2026.
Initiative with Gates Foundation
In July 2024, we launched an initiative to expand our computational platform to predict toxicity associated with binding to off-target proteins. The goal of this initiative is to develop a computational solution designed to improve the properties of drug development candidates and reduce the risk of development failure associated with binding to off-target proteins, which can be associated with serious side effects. The project is being funded by $24.5 million in grants from the Gates Foundation. We continue to advance our predictive toxicology initiative, which encompasses approximately 50 representative kinases in addition to multiple key anti-targets. We recently launched our predictive toxicology solution commercially and began making it available more broadly to our customers during 2026.
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
Beyond our planned investments to complete our ongoing Phase 1 dose-escalation clinical trials of SGR-1505 and SGR-3515, we do not intend to initiate additional clinical trials or advance our other proprietary preclinical programs into clinical trials independently. We plan to explore strategic partnerships for the SGR-1505 and SGR-3515 programs to advance the development of these programs beyond our ongoing Phase 1 clinical trials. The phasing out of independent clinical development activities and associated cost reductions, together with the restructuring of our operations we announced in May 2025, are expected to result in savings of approximately $70 million, when fully completed and further improve and enhance our operational efficiency.
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

Contribution Revenue
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements, as amended, with Gates Ventures, LLC and the Gates Foundation. The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 13, 2027. The agreement is an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced, in accordance with Accounting Standard Codification, or ASC, Topic 958, Not-for-Profit Entities, or Topic 958, as the agreement is not an exchange transaction.
In July 2024, we entered into a one-year agreement with the Gates Foundation, which was subsequently extended through April 2027, to initially fund our initiative to accelerate the expansion of our computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958.
Drug discovery contribution revenue. Contribution revenue primarily consists of funds received under agreements with the Gates Foundation on a cost reimbursement basis, to perform services aimed at accelerating drug discovery in women’s health. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958.
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
Contribution. Cost of revenues for contribution includes personnel-related expenses, costs of third-party contract research organizations that support software development and drug discovery activities under our non-reciprocal agreements with the Gates Foundation, and allocated compute capacity. Contribution cost of revenues are recorded as costs are incurred under the agreements. We expect our contribution cost of revenues to fluctuate from period to period depending on the timing and progress of work completed.
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
Change in Fair Value of Equity Investments
Fair value gains and losses consist of adjustments to the fair value of our equity investments, which may include Nimbus, Structure Therapeutics, and Ajax Therapeutics. We remeasure our investments at each period end.
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
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and 2025
The following table summarizes our unaudited results of operations data for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$32,544	$36,031	$(3,487)	(10)%	$68,104	$81,003	$(12,899)	(16)%
Drug discovery	22,986	13,940	9,046	65%	45,865	24,176	21,689	90%
Contribution	3,359	4,788	(1,429)	(30)%	3,507	9,131	(5,624)	(62)%
Total revenues	58,889	54,759	4,130	8%	117,476	114,310	3,166	3%
Cost of revenues:
Software products and services	9,449	8,787	662	8%	20,312	17,899	2,413	13%
Drug discovery	15,794	15,140	654	4%	32,104	29,592	2,512	8%
Contribution	1,214	4,674	(3,460)	(74)%	3,081	9,537	(6,456)	(68)%
Total cost of revenues	26,457	28,601	(2,144)	(7)%	55,497	57,028	(1,531)	(3)%
Gross profit	32,432	26,158	6,274	24%	61,979	57,282	4,697	8%
Operating expenses:
Research and development	40,998	43,138	(2,140)	(5)%	84,822	88,982	(4,160)	(5)%
Sales and marketing	10,266	10,734	(468)	(4)%	21,869	21,101	768	4%
General and administrative	22,715	25,189	(2,474)	(10)%	45,629	50,991	(5,362)	(11)%
Total operating expenses	73,979	79,061	(5,082)	(6)%	152,320	161,074	(8,754)	(5)%
Loss from operations	(41,547)	(52,903)	11,356	(21)%	(90,341)	(103,792)	13,451	(13)%
Other income (expense):
Change in fair value of equity investments	45,868	4,579	41,289	N/M	32,381	(8,516)	40,897	N/M
Other income	3,026	5,438	(2,412)	N/M	5,689	9,642	(3,953)	N/M
Total other income	48,894	10,017	38,877	N/M	38,070	1,126	36,944	N/M
Income (loss) before income taxes	7,347	(42,886)	50,233	N/M	(52,271)	(102,666)	50,395	N/M
Income tax expense	1,372	287	1,085	N/M	1,780	315	1,465	N/M
Net income (loss)	$5,975	$(43,173)	$49,148	N/M	$(54,051)	$(102,981)	$48,930	N/M
N/M – not meaningful

Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$9,297	$15,743	$(6,446)	(41)%	$23,477	$41,167	$(17,690)	(43)%
Hosted software	15,150	11,128	4,022	36%	27,230	22,000	5,230	24%
Software maintenance	4,878	6,778	(1,900)	(28)%	11,540	13,573	(2,033)	(15)%
Professional services	3,219	2,382	837	35%	5,857	4,263	1,594	37%
Total software revenue	32,544	36,031	(3,487)	(10)%	68,104	81,003	(12,899)	(16)%
Drug discovery	22,986	13,940	9,046	65%	45,865	24,176	21,689	90%
Contribution
Software contribution	2,921	4,513	(1,592)	(35)%	2,921	8,357	(5,436)	(65)%
Drug discovery contribution	438	275	163	59%	586	774	(188)	(24)%
Total contribution revenue	3,359	4,788	(1,429)	(30)%	3,507	9,131	(5,624)	(62)%
Total revenues	$58,889	$54,759	$4,130	8%	$117,476	$114,310	$3,166	3%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to customers switching from on-premise to hosted software purchases as well as the timing and size of multi-year customer contracts with upfront revenue recognition in the comparable period versus the current period.
The decrease in revenues for on-premise software for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributable to the timing and size of multi-year customer contracts with upfront revenue recognition in the comparable period versus the current period as well as customers switching from on-premise to hosted software purchases.
Hosted software. The increase in revenues for hosted software for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to customers switching from on-premise to hosted software purchases, as well as increased spend from existing hosted customers, for which revenue is recognized ratably over the period of the contract.
Software maintenance. The decrease in revenues for software maintenance for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily due to customers switching from on premise to hosted software purchases.
Professional services. The increase in revenues from professional services for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was primarily related to fluctuations in the timing of progress and completion of technology and modeling service projects.
Drug Discovery Revenue
The increase in revenues for drug discovery services for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to a $10.0 million collaboration milestone payment received from Lilly's acquisition of Ajax and the progress of existing collaborations.
The increase in revenues for drug discovery services for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to a $10.0 million collaboration milestone payment received from Lilly's acquisition of Ajax and Lilly's election not to proceed with further development for one program under the collaboration, which resulted in increased revenue recognition due to the accelerated completion of our obligations related to such program, as well as the timing and amount of milestones achieved, and the progress of existing collaborations.

Contribution Revenue
Software contribution revenue. The decrease in revenues from software contribution during the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025 was due to a decrease in funds spent during the period as a result of depletion of allocated funds under the agreements with the Gates Foundation aimed at accelerating the expansion of our computational software platform during 2025.
Drug discovery contribution revenue. The increase in drug discovery contribution revenue for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily due to an increase in funds spent during the period as a result of additional funding approval under an agreement with the Gates Foundation, aimed at accelerating drug discovery in women’s health.
The decrease in drug discovery contribution revenue for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily due to a decrease in funds spent during the period as a result of depletion of allocated funds under an agreement with the Gates Foundation, aimed at accelerating drug discovery in women’s health.
Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$9,449	$8,787	$662	8%	$20,312	$17,899	$2,413	13%
Gross margin	71%	76%			70%	78%
Drug discovery	15,794	15,140	654	4%	32,104	29,592	2,512	8%
Contribution	1,214	4,674	(3,460)	(74)%	3,081	9,537	(6,456)	(68)%
Software products and services. The increase in cost of revenues for software products and services during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was attributable to increases of approximately $0.6 million in cloud computing expense and approximately $0.1 million in personnel-related expense.
The increase in cost of revenues for software products and services during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was attributable to increases of approximately $1.9 million in cloud computing expense, approximately $0.4 million in personnel-related expense, and approximately $0.1 million in other expenses.
Software products and services gross margin. Software products and services gross margin decreased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to a decrease in software revenue and an increase in expenses.
Drug discovery. The increase in cost of revenues for drug discovery during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was attributable to increases of approximately $0.9 million in CRO expense and approximately $0.2 million in personnel-related expense, partially offset by decreases of approximately $0.4 million in cloud computing expense.
The increase in cost of revenues for drug discovery during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was attributable to increases of approximately $3.5 million in CRO expense, approximately $0.2 million in royalty expense, and approximately $0.2 million in personnel-related expense, partially offset by decreases of approximately $1.0 million in cloud computing expense and approximately $0.4 million in other expenses.
Contribution. The decrease in cost of revenues for contribution during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was attributable to decreases of approximately $1.7 million in CRO expense, approximately $1.4 million in personnel-related expense, and approximately $0.4 million in cloud computing expense.

The decrease in cost of revenues for contribution during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was attributable to decreases of approximately $3.3 million in personnel-related expense, approximately $1.7 million in cloud computing expense, and approximately $1.5 million in CRO expense.
Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
External costs by program:
SGR-1505	$1,682	$2,518	$(836)	(33)%	$3,443	$6,338	$(2,895)	(46)%
SGR-2921(1)	20	2,540	(2,520)	(99)%	88	4,919	(4,831)	(98)%
SGR-3515	1,352	1,810	(458)	(25)%	2,849	3,459	(610)	(18)%
Other early development candidates and unallocated costs	6,184	4,899	1,285	26%	12,569	9,761	2,808	29%
Total external costs for programs in preclinical and clinical development	9,238	11,767	(2,529)	(21)%	18,949	24,477	(5,528)	(23)%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	8,118	8,182	(64)	(1)%	16,773	16,955	(182)	(1)%
Facility and other	1,399	593	806	136%	1,895	1,125	770	68%
Total internal costs	9,517	8,775	742	8%	18,668	18,080	588	3%
All other research and development	22,243	22,596	(353)	(2)%	47,205	46,425	780	2%
Total research and development expense	$40,998	$43,138	$(2,140)	(5)%	$84,822	$88,982	$(4,160)	(5)%
(1)The development of SGR-2921 was discontinued in August 2025.
The decrease in external costs of $2.5 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to a decrease in external research costs related to the discontinuation of the clinical development program for SGR-2921, as well as decreases in external research costs for SGR-1505 and SGR-3515 due to the timing of work performed, partially offset by higher costs for our early-stage product candidates.
The decrease in external costs of $5.5 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributable to a decrease in external research costs related to the discontinuation of the clinical development program for SGR-2921, as well as decreases in external research costs for SGR-1505 and SGR-3515 due to the timing of work performed, partially offset by higher costs for our early-stage product candidates.
The increase in internal costs for programs in discovery, preclinical and clinical development of $0.7 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to an increase in facility and other expenses.
The increase in internal costs for programs in discovery, preclinical and clinical development of $0.6 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily attributable to an increase in facility and other expenses.

The decrease in all other research and development expense of $0.4 million during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was attributable to decreases of approximately $1.0 million related to office facilities and approximately $0.1 million related to professional services, partially offset by increases of approximately $0.4 million in cloud computing expense and approximately $0.3 million in personnel-related expense.
The increase in all other research and development expense of $0.8 million during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was attributable to increases of approximately $1.3 million in personnel-related expense and approximately $0.9 million in cloud computing expense, partially offset by decreases of approximately $1.0 million related to office facilities, approximately $0.3 million related to professional services, and approximately $0.1 million in travel and entertainment expenses.
Sales and Marketing Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Sales and marketing	$10,266	$10,734	$(468)	(4)%	$21,869	$21,101	$768	4%
The decrease in sales and marketing expense during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily attributable to decreases of approximately $0.5 million in personnel-related expense, approximately $0.2 million in travel and entertainment expense, and approximately $0.1 million in other expenses, partially offset by increases of approximately $0.2 million in cloud computing expense and approximately $0.1 million related to office facilities.
The increase in sales and marketing expense during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily attributable to increases of approximately $0.3 million in travel and entertainment expense, approximately $0.3 million in cloud computing expense, approximately $0.1 million related to office facilities, and approximately $0.1 million in other expenses.
General and Administrative Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
General and administrative	$22,715	$25,189	$(2,474)	(10)%	$45,629	$50,991	$(5,362)	(11)%
The decrease in general and administrative expense during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was attributable to decreases of approximately $1.3 million in personnel-related expense, approximately $1.0 million in professional services expense, approximately $0.1 million related to office facilities, and approximately $0.1 million in other expenses.
The decrease in general and administrative expense during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was attributable to decreases of approximately $3.1 million in personnel-related expense, approximately $1.5 million in professional services expense, approximately $0.5 million in other expenses, approximately $0.2 million in travel and entertainment expense, and approximately $0.1 million related to office facilities.
Change in Fair Value of Equity Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Change in fair value of equity investments	$45,868	$4,579	$41,289	$32,381	$(8,516)	$40,897

The change in fair value of equity investments during the three months ended June 30, 2026 was due to an unrealized gain of approximately $42.1 million on our investment in Ajax Therapeutics in connection with the completion of Eli Lilly and Company’s acquisition of Ajax, as well as an approximately $3.7 million unrealized gain on our investment in Structure Therapeutics. The change in fair value of equity investments during the three months ended June 30, 2025 was due to an unrealized gain of approximately $4.6 million on our investment in Structure Therapeutics.
The change in fair value of equity investments during the six months ended June 30, 2026 was due to an unrealized gain of approximately $42.1 million on our investment in Ajax Therapeutics in connection with the completion of Eli Lilly and Company’s acquisition of Ajax, partially offset by an unrealized loss of approximately $9.7 million on our investment in Structure Therapeutics. The unrealized loss related to the Structure Therapeutics investment consisted of a mark-to-market loss of approximately $10.8 million on the portion of the investment held as of June 30, 2026, partially offset by a mark-to-market gain of approximately $1.1 million on the portion of the investment sold during the period. The change in fair value of equity investments during the six months ended June 30, 2025 was due to an unrealized loss on our investment in Structure Therapeutics of $8.5 million.
Other Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Other income	$3,026	$5,438	$(2,412)	$5,689	$9,642	$(3,953)
The decrease in other income during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was attributable to a decrease of approximately $2.1 million of interest related to our investment portfolio and unfavorable currency fluctuations of approximately $0.6 million, partially offset by an increase of approximately $0.3 million related to an interest income reclassification.
The decrease in other income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was attributable to a decrease of approximately $2.7 million of interest income related to our investment portfolio and unfavorable currency fluctuations of approximately $1.6 million, partially offset by an increase of approximately $0.3 million related to an interest income reclassification.
Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Income tax expense	$1,372	$287	$1,085	$1,780	$315	$1,465
During the three and six months ended June 30, 2026 and 2025, we continued to recognize a full valuation allowance on our U.S. federal and state tax assets. Our income tax expense primarily represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.
Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 25, 2026. There were no material changes to our critical accounting estimates during the six months ended June 30, 2026.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have primarily incurred negative cash flows from operations from inception through the three months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $682.9 million.
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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC, or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, we had $241.1 million of common stock remaining available for sale under the ATM.
As of June 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $418.8 million.
We believe our existing cash, cash equivalents, and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs, including the impact of tariffs and trade restrictions on such spending. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of June 30, 2026 include lease obligations of $155.5 million, consisting of our continuing rent obligations through December 2037, primarily for our office located in New York, New York for $121.8 million, which expires in December 2037. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(48,904)	$91,865
Net cash provided by (used in) investing activities	103,216	(24,969)
Net cash provided by financing activities	1,219	2,427
Net increase in cash and cash equivalents and restricted cash	$55,531	$69,323
Operating activities
During the six months ended June 30, 2026, operating activities used approximately $48.9 million of cash, primarily due to a net loss of $54.1 million, which included a $32.4 million non-cash gain on changes in fair value of equity investments. These items were partially offset by $17.9 million of stock-based compensation, changes to our operating assets and liabilities of $16.9 million, and $2.8 million of non-cash operating expenses, depreciation, and investment accretion costs.
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
Investing activities
During the six months ended June 30, 2026, investing activities provided approximately $103.2 million of cash, consisting of $67.0 million from the disposition and sale of equity investments and $39.1 million from marketable securities maturities, net of purchases. These items were partially offset by $2.9 million in cash used for purchases of property and equipment.
During the six months ended June 30, 2025, investing activities used approximately $25.0 million of cash, consisting of $24.1 million used for the purchase of marketable securities, net of maturities, and approximately $0.9 million in cash used for purchases of property and equipment.
Financing activities
During the six months ended June 30, 2026, financing activities provided approximately $1.2 million of cash, primarily attributable to proceeds received upon stock option exercises.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2026. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net income for the three months ended June 30, 2026 was $6.0 million. Our net loss for the six months ended June 30, 2026 was $54.1 million. Our net loss for the three and six months ended June 30, 2025 was $43.2 million, and $103.0 million, respectively. Our net loss for the years ended December 31, 2025 and 2024 was $103.3 million and $187.1 million, respectively. As of June 30, 2026, we had an accumulated deficit of $682.9 million. The net income we generated in the three months ended June 30, 2026 was primarily due to the $57.2 million cash payment we received in connection with the completion of Eli Lilly and Company's acquisition of Ajax Therapeutics, Inc., or Ajax Therapeutics. However, the potential for future distributions from equity stakes in our drug discovery collaborators are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions. We therefore expect that gain on equity investments and fair value gains and losses will fluctuate significantly in future periods.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues increased by 3% from $114.3 million in the six months ended June 30, 2025 to $117.5 million in the six months ended June 30, 2026, and increased by 23% from $207.5 million in the fiscal year ended December 31, 2024 to $255.9 million in the fiscal year ended December 31, 2025. Although we have experienced revenue growth in certain periods, we have also experienced a decline in revenue in certain periods, and we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. In addition, we have accelerated our efforts to transition customers from on-premise software arrangements to hosted software contracts. As a result of this transition, we expect future quarterly and annual revenue trends to be impacted, as revenue associated with hosted software arrangements is generally recognized over the term of the contract, rather than at a point in time, and may differ in timing and pattern from revenue recognized under on-premise software arrangements. This transition is expected to affect the timing and mix of revenue recognition in future periods and as a result, we expect revenue to decline in the near-term as the transition progresses. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
•changes in the fair value of or receipt of distributions or proceeds on account of the equity interests we hold in our drug discovery collaborators, such as Structure Therapeutics, Ajax Therapeutics, and Nimbus;
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
As of June 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $418.8 million. We believe that our existing cash, cash equivalents, and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
The use of artificial intelligence and machine learning technologies in our business operations and product offerings may expose us to risks that could harm our competitive position and have a material adverse effect on our business and results of operations.
We incorporate artificial intelligence, or AI, and machine learning technologies into our platform and other business operations. The development and use of AI present risks and challenges that could adversely affect our business. The procurement of third-party AI tools and the development of our own, including Bunsen, our agentic AI co-scientist, have required and are expected to continue requiring significant investment, and if, for the reasons described below and other reasons, we are unable to realize the benefits of this investment, our business, financial condition, and results of operations could be adversely affected. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, or otherwise leverage AI in a manner that adversely impacts our business, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, inappropriate, or biased, or if the use of AI results in, or is alleged to have resulted in, the infringement of the intellectual property of third parties or violations of other rights of third parties, we may be subject to legal claims or liability and our business, financial condition, and results of operations may be adversely affected. The use of AI applications may result in data leakage or unauthorized exposure of data, including confidential business information, the personal data of end users, or other sensitive information. Such leakage or unauthorized exposure of data related to the use of AI applications could result in legal claims or liability or otherwise adversely affect our reputation and results of operations. AI also presents emerging ethical and regulatory issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including the development of government regulation of AI and automated decision-making technology more generally, may require significant resources to continually develop, test, and maintain our platform so that we can implement AI and automated decision-making technology in a manner that complies with applicable laws and regulations. Increased regulation could also limit or impair our ability to develop and deploy AI technology within our platform. If we fail to effectively implement, manage, or adapt to AI technologies, or if we are unable to address the risks associated with their use, we may be exposed to reputational harm, liability, loss of proprietary information, or competitive disadvantage, any of which could have a material adverse effect on our business, financial condition, and results of operations.
The markets in which we participate are highly competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer interests and priorities. Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA; Chemical Computing Group (US) Inc.; Cresset Biomolecular Discovery Limited; OpenEye, a brand of Cadence Design Systems, Inc.; Optibrium Limited; Cyrus Biotechnology, Inc.; Molsoft LLC; Insilico Medicine, Inc.; Iktos; XtalPi Inc.; AbCellera; Inductive Bio, Inc.; Certara, Inc., including Chemaxon; Revvity Signals; and Simulations Plus, Inc.
We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., Revvity Signals, and Dotmatics, a brand of Siemens. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In the life sciences industry, the most prominent academic simulation packages include AMBER, CHARMM, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent of commercialization. Companies distributing simulation based methods also face competition from proprietary and open source AI-based methods such as AlphaFold3, Chai-1, Boltz-2, and OpenFold. These proprietary and open source methods may be developed and released by commercial entities, including for example, Alphabet, Chai Discovery, and Boltz; or by academic consortiums, including for example, OpenFold.
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
In addition, the regulatory landscape related to clinical trials in the European Union, or EU, has evolved. The EU Clinical Trials Regulation, or CTR, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. As of January 31, 2025, all ongoing clinical trials in the EU are subject to the provisions of the CTR.
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

For example, with respect to our MALT1 inhibitor, SGR-1505, which we are advancing for the treatment of patients with relapsed or refractory B-cell malignancies, we are aware of several MALT1 inhibitors in clinical development, including by AbbVie Inc., Recursion Pharmaceuticals, Inc., Janssen Research & Development, LLC, Ono Pharma USA, Inc., and Aurigene Oncology, Inc. In addition, we are also aware of other therapeutics, such as bi-specifics and CAR-Ts, both approved and in clinical development, for the treatment of B-cell malignancies.
With respect to our Wee1/Myt1 inhibitor, SGR-3515, which we are advancing for the treatment of advanced solid tumors, we are aware of several Wee1 inhibitors in clinical development, including by Zentalis Pharmaceuticals, Debiopharm International SA, IMPACT Therapeutics, Inc., Shouyao Holdings Co. Ltd., BioCity Biopharma, and Aprea Therapeutics, Inc., as well as a Myt1 inhibitor in clinical development being advanced by Repare Therapeutics Inc., and a Wee1/Myt1 inhibitor being advanced by Acrivon Therapeutics, Inc.
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
For the three and six months ended June 30, 2026 and the year ended December 31, 2025, sales to customers outside of the United States accounted for approximately 36%, 41% and 40% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
A number of cases decided by the U.S. Supreme Court have involved questions of when claims reciting abstract ideas, laws of nature, natural phenomena and/or natural products are eligible for a patent, regardless of whether the claimed subject matter is otherwise novel and inventive. These cases include Association for Molecular Pathology v. Myriad Genetics, Inc., 569 U.S. 576 (2013) or Myriad; Alice Corp. v. CLS Bank International, 573 U.S. 208 (2014); and Mayo Collaborative Services v. Prometheus Laboratories, Inc., or Prometheus, 566 U.S. 66 (2012). In response to these cases, federal courts have held numerous patents invalid as claiming subject matter ineligible for patent protection. Moreover, the USPTO has issued guidance to the examining corps on how to apply these cases during examination. As a result of these decisions, obtaining broad patents in the United States covering software innovations is more challenging than before.
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
The FDA reviews an application to determine whether there is “substantial evidence” to support a finding of effectiveness for the proposed product for its intended use(s). The FDA has interpreted this evidentiary standard to generally require two adequate and well-controlled clinical trials to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. The FDA issued draft guidance in September 2023 that outlines considerations for relying on confirmatory evidence in lieu of a second clinical trial to demonstrate efficacy. The FDA has not yet finalized such guidance but, in February 2026, then existing FDA leadership published an editorial in the New England Journal of Medicine in which they declared that, in most cases, the new default requirement for FDA approval of a new product will be one robust pivotal clinical trial plus confirmatory evidence, rather than two pivotal clinical trials. In determining whether to rely on one trial, the FDA will focus on the single trial’s quality, including magnitude of effect, appropriateness of control arms, endpoint selection, statistical power, blinding, handling of missing data, biological plausibility and alignment with intermediate biomarkers. At this point, it is unclear how this new policy will be implemented by the FDA and how, if at all, it will affect our clinical development programs.
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
Additionally, we could face heightened risks with respect to obtaining marketing authorization in the UK as a result of the withdrawal of the UK from the European Union, commonly referred to as Brexit. The UK is no longer part of the European Single Market and EU Customs Union. As of January 1, 2025, the Medicines and Healthcare Products Regulatory Agency, or MHRA, is responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland). On April 28, 2025, the UK Parliament adopted amendments to improve and strengthen the UK’s clinical trials regulatory regime, which took effect on April 28, 2026. In anticipation of these new requirements, on October 1, 2025, the MHRA updated its guidance for clinical trials to address, among other things, research transparency requirements for clinical trials, the approvals process, Research Ethics Committee review of clinical trials, simplified arrangements for consent in clinical trials and pharmacovigilance. Since the UK left the European Union prior to the date on which the EU CTR took effect, the UK legal framework did not benefit from the same revisions as occurred at EU level.
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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On June 4, 2025, after almost two years of negotiations among the European Union member states, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. The new framework is expected to be adopted by the fall of 2026 and there will likely be a transition period of 24 months, with the changes taking effect in mid-2028.
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
The FDA and Congress may further reevaluate the Orphan Drug Act and its regulations and policies. For example, in September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of orphan drug exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and not the “indication or use” for which the product is approved. Subsequently, in another case, a federal district court in Washington, D.C. followed the reasoning of the 11th Circuit decision and that decision was appealed to the U.S. Court of Appeals for the D.C. Circuit. On February 3, 2026, the Consolidated Appropriations Act of 2026 was enacted into law. It overruled these court decisions and codified the FDA’s longstanding interpretation of the scope of orphan drug exclusivity to apply to “the same drug for the same approved use or indication within such [designated] rare disease or condition.” This change, which applies retroactively, expressly authorizes the FDA to approve multiple versions of the same orphan drug for different sub-indications and subpopulations, such as adult and pediatric patients or multiple variations of the same disease that are caused by different genetic variants. We do not know if, when, or how the FDA may further change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. That regulation was challenged in a lawsuit by the Pharmaceutical Research and Manufacturers of America, or PhRMA, but the case was dismissed by a federal district court in February 2023 after the court found that PhRMA did not have standing to sue HHS. Several states have passed laws allowing for the importation of drugs from Canada and a few states have passed legislation establishing working groups to examine the impact of a state importation program. Several of these states have submitted Section 804 Importation Program proposals to the FDA. In January 2024, the FDA approved Florida's plan for Canadian drug importation. Florida now has authority to import certain drugs for a period of two years once certain conditions are met. Florida will first need to submit a pre-import request for each drug selected for importation, which must be approved by the FDA. Florida will also need to relabel the drugs and perform quality testing of the products to meet FDA standards. On May 6, 2026, the FDA granted Florida another six-month extension—through November 6, 2026—to begin implementation. In January 2026, the FDA introduced a Section 804 Importation Program Quality Assurance (QA) Tool intended to help states and tribes prepare compliant SIP submissions. The tool includes lessons learned from earlier submissions, practical guidance, and tips for meeting FDA requirements.
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
On June 6, 2023, Merck & Co., Inc., filed a lawsuit against HHS and CMS asserting that, among other things, the IRA’s Drug Price Negotiation Program for Medicare constitutes an uncompensated taking in violation of the Fifth Amendment of the U.S. Constitution. Subsequently, other parties, including the U.S. Chamber of Commerce and other pharmaceutical companies also filed lawsuits in various courts with similar constitutional claims against HHS and CMS. Every court that has thus far considered substantive challenges to the Medicare drug price negotiation program has ruled against the pharmaceutical industry, dismissing both constitutional and statutory arguments. We expect that litigation involving these and other provisions of the IRA will continue, with unpredictable and uncertain results.
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
In addition, the Trump administration has taken a number of actions to reduce the costs of pharmaceutical products. For example, on April 15, 2025, President Trump issued an Executive Order which directs HHS to take steps to reduce the prices of pharmaceutical products. Such measures include streamlining the state drug importation program and modifying provisions of the 340B program. Further, on May 12, 2025, President Trump issued an additional Executive Order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the United States. The Executive Order provides that if such actions do not lower the costs of pharmaceuticals, the Secretary of HHS would pursue other actions, including proposing a rulemaking that imposes most-favored nation, or MFN, pricing in the United States. Thereafter, on July 31, 2025, President Trump issued letters to 17 pharmaceutical companies reiterating the requirements of the May 12, 2025 Executive Order and demanding that such companies extend MFN pricing to Medicaid patients, guarantee MFN pricing for newly-launched drug products, return increased revenues abroad to American patients and provide for direct purchasing at MFN pricing. Since that time, virtually all of these pharmaceutical companies have entered into agreements with the Trump administration to provide for lower prices on certain pharmaceuticals. On February 5, 2026, President Trump launched TrumpRx.gov, a website that directs individuals to pharmaceutical manufacturer websites that are offering price discounts based on the administration’s pricing agreements with pharmaceutical manufacturers.

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
The regulatory framework for the collection, use, safeguarding, sharing, transfer, and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data and employee data, is subject to the European Union General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to any clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. Such requirements may be subject to change in the future as the European Commission considers amendments to the GDPR. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that such rules should apply to transfers of personal data from any clinical trial sites located in the EEA to the United States. In October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which serves as a replacement to the EU-U.S. Privacy Shield. The European Commission initiated the process to adopt an adequacy decision for the EU-U.S. Data Privacy Framework in December 2022, and the European Commission adopted the adequacy decision on July 10, 2023. The adequacy decision permits companies in the United States who self-certify to the EU-U.S. Data Privacy Framework to rely on it as a valid data transfer mechanism for data transfers from the European Union to the United States. The decision rests upon a number of factors, including that the Data Privacy Framework was overseen by the FTC, an independent authority. However, the long-term viability of the EU-U.S. Data Privacy Framework remains subject to challenges. In addition to potential challenges from privacy advocacy groups, the 2023 decision could be challenged in response to a recent U.S. Supreme Court decision in Trump v. Slaughter allowing the president to fire FTC commissioners at will. The uncertainty around this issue has the potential to impact our business.
Following the withdrawal of the United Kingdom from the European Union, the United Kingdom’s Data Protection Act 2018 applies to the processing of personal data that takes place in the United Kingdom and includes parallel obligations to those set forth by GDPR. The European Union and United Kingdom data protection regimes are independent of each other but remain largely aligned. In relation to data transfers, both the United Kingdom and the European Union have determined, through separate "adequacy" decisions, that data transfers between the two jurisdictions are in compliance with the United Kingdom’s Data Protection Act 2018 and the GDPR, respectively. In October 2023, the United Kingdom and the United States implemented a U.S.-U.K. "data bridge," which functions similarly to the EU-U.S. Data Privacy Framework and provides an additional legal mechanism for companies to transfer data from the United Kingdom to the United States. Any changes or updates to these developments have the potential to impact our business. In addition, in 2025, the United Kingdom’s Data (Use and Access) Act 2025, or the DUAA, was approved, implementing various measures concerning data usage in the United Kingdom and reforming data protection laws. Certain provisions of the DUAA became effective in 2026, while others are expected to take effect at a later time. It remains too soon to tell how the DUAA will have an impact on our business.

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
In addition to California, a number of other states have passed comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect sometime before the end of 2026. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are considering or have already passed comprehensive privacy laws that will go into effect in the near future. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a consumer health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Other states already have or are considering similar laws in their states. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
The reciprocal tariffs and the fentanyl-related tariffs were imposed pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unlawful by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the U.S. Supreme Court held that the IEEPA does not authorize the U.S. President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, President Trump issued a new executive order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs on February 24, 2026. The Trump administration then imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. On May 7, 2026, the U.S. Court of International Trade held that the Section 122 tariff exceeded the President’s statutory authority, although the court limited relief to the importer plaintiffs and the State of Washington; the government appealed, and the tariffs continued to be collected from most other importers while the appeal was pending. In any event, the Section 122 tariffs expired by operation of statute on July 24, 2026. However, on July 23, 2026, the Office of the U.S. Trade Representative announced final action under Section 301 of the Trade Act of 1974 imposing new tariffs on imports from 60 trading partners based on findings that those countries had failed to adopt and effectively enforce prohibitions on imports of goods produced with forced labor. The new tariffs, set at either 10% or 12.5% depending on the country’s level of commitment to forced-labor import restrictions, took effect on July 24, 2026, and replaced the tariffs that had been imposed under Section 122. The Trump administration has announced that it also plans to initiate new investigations related to excess capacity on “most major trading partners” under Section 301 of the same act, which may lead to additional tariffs.
Neither the U.S. Supreme Court’s decision nor the Executive Order revoking the IEEPA tariffs fully resolved the availability or timing of refunds for importers that paid the IEEPA or Section 122 duties, leaving importers to pursue administrative remedies and/or litigation depending on the status of entries. Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous research and manufacturing environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on CMOs and other service providers that operate in China.
Separately, in April 2025, the U.S. Department of Commerce initiated an investigation under Section 232 of the Trade Expansion Act of 1962 into the impact on U.S. national security of the imports of pharmaceuticals and pharmaceutical ingredients, including finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. On September 25, 2025, via a post on Truth Social, President Trump announced that, beginning October 1, 2025, all branded or patented drugs imported in the U.S. would face a 100% tariff. At the same time, Trump indicated that these tariffs could be avoided by building pharmaceutical manufacturing facilities in the U.S. Thereafter, Trump delayed the October 1, 2025 effective date of the tariffs on branded or patented pharmaceutical products announcing that the Trump administration had now “begun preparing” tariffs on manufacturers that do not build in the U.S. or enter into a most-favored-nation drug pricing agreement with the Trump administration. A host of other U.S. tariff actions remain possible, including an additional 25% tariff on products from countries that do business with Iran or Cuba. On April 2, 2026, the President issued Proclamation 11020 concluding that imports of patented pharmaceuticals and associated active pharmaceutical ingredients, including key starting materials, threaten to impair U.S. national security. The proclamation imposes a default 100% ad valorem duty on covered patented pharmaceutical products and associated ingredients, subject to exclusions and reduced-rate pathways. The tariffs were scheduled to take effect on July 31, 2026, for companies identified in Annex III to the proclamation and on September 29, 2026, for other covered companies. The proclamation also provides reduced or alternative rates for certain products or companies, including a 20% rate for companies with Commerce-approved onshoring plans; a 15% rate for covered products from the European Union, Japan, South Korea, Switzerland and Liechtenstein; and separate treatment for products from the United Kingdom, while excluding generic pharmaceuticals, biosimilars and certain other categories at this time. These measures remain subject to future modification, implementation guidance, possible litigation and potential retaliatory or negotiated responses by trading partners.
As a result of changes in tariffs that have been announced and/or implemented, and the underlying uncertainty currently surrounding international trade, we could experience a negative impact to our costs of materials and production processes, and supply chain disruptions and delays as a result of any new tariff policies or trade restrictions. If we are unable to obtain necessary raw materials or product components in sufficient quantity and in a timely manner due to disruptions in the global supply chain caused by tariffs, retaliatory trade measures, geopolitical developments or other macroeconomic events and conditions, the development, testing and clinical trials of our product candidates may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business. We cannot predict the effect of existing or future U.S. tariffs on imports, or the extent to which other countries will impose quotas, duties, tariffs, taxes, countermeasures or other similar restrictions upon imports or exports in the future. We also cannot predict future trade policy, the terms of any renegotiated trade agreements, the scope or duration of any tariff exclusions, or the impact of any of these measures on our business, financial condition, supply chain, research and development activities, clinical trials or results of operations.
Further, some of our manufacturers and suppliers are located in China. Trade tensions and conflicts between the United States and China have escalated in recent years and, as such, we are exposed to the possibility of product supply disruption and increased costs and expenses in the event of changes to the laws, rules, regulations and policies of the governments of the United States or China, or due to geopolitical unrest and unstable economic conditions. Certain Chinese biotechnology companies may become subject to trade restrictions, sanctions, other regulatory requirements or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting their supply of material to us. For example, in February 2024, U.S. lawmakers called for investigations into and the imposition of possible economic sanctions against Chinese biotechnology companies WuXi AppTec and WuXi Biologics, or collectively WuXi, over alleged ties to the Chinese military.
In December 2025, as part of the National Defense Authorization Act for FY 2026, President Trump signed into law the BIOSECURE Act, which prohibits, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC, (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. Instead of specifying particular Chinese entities as BCCs, the BIOSECURE Act treats any biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of War as Chinese Military Companies Operating in the United States as BCCs. The legislation allows for other biotechnology companies to be added to the federal funding prohibitions at a later time. On December 18, 2025, the Chairs of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of War recommending that WuXi be added to the 1260H list, which would make it a BCC. The 1260H list was updated by the Department of War in January 2024 and January 2025. On February 13, 2026, the Department published an updated list, which included WuXi, but then abruptly withdrew the list. Subsequently, on June 8, 2026, the Department of War released an updated version of its list of Chinese Military Companies operating in the United States, pursuant to the requirements of Section 1260H. Notably, the Department added WuXi to the list, along with two other biotechnology companies (Complete Genomics and Novogene). Since these companies were just added to the list, they will be covered under a five-year grandfather clause that allows any contracts signed before the effective date of the ban to be protected through 2031. Nonetheless, on June 11, 2026, WuXi filed a legal challenge to its designation as a Chinese Military Company. Accordingly, the implications of this action remain unclear.
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
As of July 29, 2026, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 39.9% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 47.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.
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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through July 29, 2026, the intraday price of our common stock has fluctuated from a low of $10.94 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of July 29, 2026, we had outstanding 65,641,435 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC, or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of June 30, 2026, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Robert Abel, Executive Vice President, Chief Scientific Officer, Platform	Adoption (June 9, 2026)	Rule 10b5-1 trading arrangement for sell-to-cover transactions for RSUs granted	Sale	Until the earlier of final vesting of RSUs or April 30, 2030	Indeterminable (1)

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

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Schrödinger, Inc. 2022 Equity Incentive Plan, as amended.					X
10.2	Transition, Separation and Release of Claims Agreement, dated as of June 5, 2026, by and between the Registrant and Mannix Aklian.	8-K	001-39206	10.1	6/8/2026
10.3	Office Lease Amendment, dated May 19, 2026, by and between the Registrant and MADISON-OFC ONE MAIN PLACE OR LLC					X
10.4	Amendment #2 to the Independent Contractor Agreement, dated June 22, 2026, by and between the Registrant and Gates Ventures, LLC					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: August 5, 2026	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Richie Jain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)