Form 10-Q
period 2026-09-30
Schrodinger, Inc.
filed 2026-11-04
CIK 1490978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
________________________________________
FORM 10-Q
________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 28, 2026, the registrant had 65,913,601 shares of common stock, $0.01 par value per share, and 9,164,193 shares of limited common stock, $0.01 par value per share, outstanding.

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
•the anticipated full commercial release and capabilities of Bunsen, our agentic artificial intelligence co-scientist;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

Assets	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$246,983	$230,517
Restricted cash (includes related party amounts of $2,020 and $72, respectively)	7,020	6,868
Marketable securities	119,375	164,947
Accounts receivable, net of allowance for doubtful accounts of $110 and $440 (includes related party amounts of $0 and $100, respectively)	48,361	83,041
Unbilled and other receivables, net of allowance for unbilled receivables of $140 and $140 (includes related party amounts of $1,853 and $0, respectively)	22,474	21,352
Prepaid expenses	12,329	12,540
Total current assets	456,542	519,265
Property and equipment, net	19,179	19,456
Equity investments	27,091	73,647
Goodwill	4,791	4,791
Right of use assets - operating leases	97,425	102,736
Other assets	6,912	6,265
Total assets	$611,940	$726,160
Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$7,947	$11,452
Accrued payroll, taxes, and benefits	34,565	39,264
Deferred revenue (includes related party amounts of $5,615 and $84, respectively)	97,674	112,853
Lease liabilities - operating leases	15,185	16,412
Other accrued liabilities	10,921	9,155
Total current liabilities	166,292	189,136
Deferred revenue, long-term (includes related party amounts of $340 and $0, respectively)	53,560	78,877
Lease liabilities - operating leases, long-term	89,442	92,816
Other liabilities, long-term	816	1,278
Total liabilities	310,110	362,107
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value. Authorized 10,000,000 shares; zero shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.01 par value. Authorized 500,000,000 shares; 65,864,944 and 64,515,380 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	659	645
Limited common stock, $0.01 par value. Authorized 100,000,000 shares; 9,164,193 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	92	92
Additional paid-in capital	1,021,778	992,015
Accumulated deficit	(720,568)	(628,806)
Accumulated other comprehensive (loss) income	(131)	107
Total stockholders' equity	301,830	364,053
Total liabilities and stockholders' equity	$611,940	$726,160
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except for share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Software products and services (includes related party revenue of $3, $0, $9, and $20, respectively)	$38,153	$35,928	$106,257	$116,931
Drug discovery (includes related party revenue of $1,211, $0, $1,211, and $0, respectively)	24,187	13,008	70,052	37,184
Contribution (includes related party revenue of $2,151, $5,223, $5,581, and $14,291, respectively)	2,151	5,388	5,658	14,519
Total revenues	64,491	54,324	181,967	168,634
Cost of revenues:
Software products and services	9,447	8,344	29,759	26,243
Drug discovery	14,497	14,797	46,601	44,389
Contribution	2,294	3,144	5,375	12,681
Total cost of revenues	26,238	26,285	81,735	83,313
Gross profit	38,253	28,039	100,232	85,321
Operating expenses:
Research and development	34,090	42,757	118,912	131,739
Sales and marketing	10,040	9,524	31,909	30,625
General and administrative (includes related party expense of $121, $109, $451 and $328, respectively)	20,252	21,705	65,881	72,696
Total operating expenses	64,382	73,986	216,702	235,060
Loss from operations	(26,129)	(45,947)	(116,470)	(149,739)
Other (expense) income:
Change in fair value of equity investments	(14,752)	9,691	17,629	1,175
Other income	3,326	3,623	9,015	13,265
Total other (expense) income	(11,426)	13,314	26,644	14,440
Loss before income taxes	(37,555)	(32,633)	(89,826)	(135,299)
Income tax expense	156	162	1,936	477
Net loss	$(37,711)	$(32,795)	$(91,762)	$(135,776)
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.50)	$(0.45)	$(1.23)	$(1.85)
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	74,865,424	73,613,090	74,525,590	73,368,247
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(37,711)	$(32,795)	$(91,762)	$(135,776)
Changes in market value of investments, net of tax:
Unrealized (loss) gain on marketable securities	(77)	108	(238)	(141)
Comprehensive loss	$(37,788)	$(32,687)	$(92,000)	$(135,917)
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands, except for share amounts)

	Common stock		Limited common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2025	64,515,380	$645	9,164,193	$92	$992,015	$(628,806)	$107	$364,053
Unrealized loss on marketable securities	—	—	—	—	—	—	(135)	(135)
Issuances of common stock upon stock option exercises	185,915	2	—	—	581	—	—	583
Issuance of common stock upon vesting of RSUs and PRSUs	682,015	7	—	—	(7)	—	—	—
Stock-based compensation	—	—	—	—	9,073	—	—	9,073
Net loss	—	—	—	—	—	(60,026)	—	(60,026)
Balance at March 31, 2026	65,383,310	654	9,164,193	92	1,001,662	(688,832)	(28)	313,548
Unrealized loss on marketable securities	—	—	—	—	—	—	(26)	(26)
Issuances of common stock upon stock option exercises	163,360	1	—	—	664	—	—	665
Issuance of common stock upon vesting of RSUs and PRSUs	68,447	1	—	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	8,794	—	—	8,794
Net income	—	—	—	—	—	5,975	—	5,975
Balance at June 30, 2026	65,615,117	656	9,164,193	92	1,011,119	(682,857)	(54)	328,956
Unrealized loss on marketable securities	—	—	—	—	—	—	(77)	(77)
Issuances of common stock upon stock option exercises	232,925	3	—	—	2,729	—	—	2,732
Issuance of common stock upon vesting of RSUs and PRSUs	16,902	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	7,930	—	—	7,930
Net loss	—	—	—	—	—	(37,711)	—	(37,711)
Balance at September 30, 2026	65,864,944	$659	9,164,193	$92	$1,021,778	$(720,568)	$(131)	$301,830

Balance at December 31, 2024	63,710,409	$637	9,164,193	$92	$946,037	$(525,541)	$220	$421,445
Unrealized loss on marketable securities	—	—	—	—	—	—	(130)	(130)
Issuances of common stock upon stock option exercises	48,198	1	—	—	422	—	—	423
Issuance of common stock upon vesting of RSUs and PRSUs	420,395	4	—	—	(4)	—	—	—
Stock-based compensation	—	—	—	—	11,574	—	—	11,574
Net loss	—	—	—	—	—	(59,808)	—	(59,808)
Balance at March 31, 2025	64,179,002	642	9,164,193	92	958,029	(585,349)	90	373,504
Unrealized loss on marketable securities	—	—	—	—	—	—	(119)	(119)
Issuances of common stock upon stock option exercises	193,188	2	—	—	2,031	—	—	2,033
Issuance of common stock upon vesting of RSUs and PRSUs	48,709	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,627	—	—	10,627
Net loss	—	—	—	—	—	(43,173)	—	(43,173)
Balance at June 30, 2025	64,420,899	644	9,164,193	92	970,687	(628,522)	(29)	342,872
Unrealized gain on marketable securities	—	—	—	—	—	—	108	108
Issuances of common stock upon stock option exercises	34,850	1	—	—	320	—	—	321
Issuance of common stock upon vesting of RSUs and PRSUs	14,472	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	10,846	—	—	10,846
Net loss	—	—	—	—	—	(32,795)	—	(32,795)
Balance at September 30, 2025	64,470,221	$645	9,164,193	$92	$981,853	$(661,317)	$79	$321,352
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(91,762)	$(135,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Noncash revenue from drug discovery services	(258)	—
Change in fair value of equity investments	(17,629)	(1,175)
Depreciation and amortization	4,425	4,585
Stock-based compensation	25,797	33,047
Noncash investment accretion	(507)	(2,347)
(Gain) loss on disposal of property and equipment	(7)	20
Decrease (increase) in assets:
Accounts receivable, net (includes related party amounts of $100 and $0, respectively)	34,680	206,308
Unbilled and other receivables (includes related party amounts of $(1,853) and $19, respectively)	(1,122)	(8,375)
Reduction in the carrying amount of right of use assets - operating leases	8,750	6,776
Prepaid expenses and other assets	(436)	(3,896)
(Decrease) increase in liabilities:
Accounts payable	(3,488)	(1,302)
Accrued payroll, taxes, and benefits	(4,699)	(14,124)
Deferred revenue (includes related party amounts of $1,939 and $(6,714), respectively)	(43,529)	(46,085)
Lease liabilities - operating leases	(8,040)	(6,395)
Other accrued liabilities	1,343	(1,269)
Net cash (used in) provided by operating activities	(96,482)	29,992
Cash flows from investing activities:
Purchases of property and equipment	(4,158)	(1,401)
Proceeds from disposition and sale of equity investments, net	67,476	—
Purchases of marketable securities	(174,925)	(243,707)
Proceeds from maturity of marketable securities	220,766	231,598
Net cash provided by (used in) investing activities	109,159	(13,510)
Cash flows from financing activities:
Proceeds from issuances of common stock upon stock option exercises	3,980	2,777
Principal payments on finance leases	(39)	(43)
Net cash provided by financing activities	3,941	2,734
Net increase in cash and cash equivalents and restricted cash	16,618	19,216
Cash and cash equivalents and restricted cash, beginning of period	237,385	162,657
Cash and cash equivalents and restricted cash, end of period	$254,003	$181,873

Supplemental disclosure of cash flow and noncash information
Cash paid for income taxes	$1,038	$650
Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment in accounts payable	24	16
Purchases of property and equipment in accrued liabilities	42	6
Acquisition of right of use assets in exchange for lease liabilities - operating leases	3,439	—
Acquisition of equity investment in exchange for non-cash consideration	3,291	—
See accompanying notes to unaudited condensed consolidated financial statements.

SCHRÖDINGER, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)
For the three and nine months ended September 30, 2026 and 2025
(in thousands, except for share and per share amounts and note 3(d))
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
As of September 30, 2026, the Company had cash, cash equivalents, restricted cash, and marketable securities of $373,378.
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
As of September 30, 2026, two customers accounted for 31% and 24% of total accounts receivable, respectively. As of December 31, 2025, one customer accounted for 10% of total accounts receivable. As of September 30, 2026, three customers accounted for 24%, 16%, and 11% of total contract assets, respectively. As of December 31, 2025, three customers accounted for 21%, 12%, and 10% of total contract assets, respectively.
For the three months ended September 30, 2026, two customers accounted for 20% and 15% of total revenue, respectively. For the nine months ended September 30, 2026, two customers accounted for 18% and 16% of total revenue, respectively. For both the three and nine months ended September 30, 2025, one customer accounted for 19% of total revenue.
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
For certain equity method investments in which the investee has a complex capital structure or investors’ economic rights differ from their pro rata ownership interests, the Company applies the Hypothetical Liquidation at Book Value (“HLBV”) method to allocate earnings and losses. Under this method, the Company’s share of earnings or losses is based on the change in its claim on the investee’s book value during the reporting period. This claim represents the amount the Company would receive, or be obligated to pay, in a hypothetical liquidation of the investee at recorded amounts as of the balance sheet date, in accordance with U.S. GAAP, after distributions to creditors and investors based on their respective priorities.
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
The following table illustrates the timing of the Company’s revenue recognition patterns:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Software products and services – point in time	20.7%	29.3%	20.2%	34.2%
Software products and services – over time	38.5	36.8	38.2	35.1
Drug Discovery – point in time	18.6	—	12.1	2.5
Drug Discovery – over time	18.9	24.0	26.4	19.6
Contribution – point in time	—	4.0	1.1	1.3
Contribution – over time	3.3	5.9	2.0	7.3
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
The following table presents the revenue recognized from the sources of software products and services revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
On-premise software	$13,371	$15,928	$36,848	$57,094
Hosted software	17,239	11,585	44,469	33,585
Software maintenance	4,570	6,826	16,110	20,400
Professional services	2,973	1,589	8,830	5,852
Total software revenue	$38,153	$35,928	$106,257	$116,931
(b)Drug Discovery
Revenue from drug discovery and collaboration services contracts includes revenue from research services and the achievement of milestones. The Company also recognizes revenue from non-cash consideration related to drug discovery services provided in exchange for equity securities.
Research services revenue is generally recognized over time, typically by measuring the progress toward complete satisfaction of the relevant performance obligation using an appropriate input method based on the services promised to the customer, such as costs incurred and hours expended. This method of recognizing revenue requires the Company to make estimates of the work required to complete the performance obligation in order to determine the progress towards completion. Payments for research services are generally due upfront at the start of a contract or periodically through the contract term. For arrangements in which services are provided evenly throughout a contractual term, revenue is recognized ratably over the period of performance.
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
As of September 30, 2026 and September 30, 2025, there were no milestones not yet achieved that were determined to be probable of achievement, and no corresponding drug discovery milestone revenue was recognized for the nine months ended September 30, 2026 and 2025.

(c)Contribution
Software contribution revenue. Software contribution revenue consists of funds received under non-reciprocal agreements, as amended, with Gates Ventures, LLC and the Gates Foundation. The agreement, as amended, with Gates Ventures, LLC is an unconditional non-exchange contribution without restrictions and revenue is recognized annually, when invoiced, in accordance with ASC Topic 958, Not-for-Profit Entities ("Topic 958"). Revenue related to the agreement with the Gates Foundation is recognized as costs are incurred and conditions are met, in accordance with Topic 958.
The agreement, as amended, with Gates Ventures, LLC was originally entered into in June 2020, and further extended through August 13, 2027, and provides for total consideration of up to $11,000. Revenue is recognized annually, when invoiced, in accordance with Topic 958. The Company recognized revenue of zero, $2,000, $2,200, and $2,200 on this agreement during the three and nine months ended September 30, 2026 and 2025. respectively. As of both September 30, 2026 and December 31, 2025, the Company had no deferred revenue balance related to this agreement. As of both September 30, 2026 and December 31, 2025, the Company had no accounts receivable related to this agreement.
The agreement, as amended, with the Gates Foundation was originally entered into in July 2024, and subsequently extended through April 2027, to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. The Company recognized revenue of $2,088, $3,009, $2,731, and $11,088 related to these agreements during the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had deferred revenue balances related to these agreements of $2,020 and zero, respectively. As of September 30, 2026 and December 31, 2025, the Company had no outstanding receivables related to these agreements.
Drug discovery contribution revenue. Drug discovery contribution revenue primarily consists of funds received under agreements with the Gates Foundation on a cost reimbursement basis to perform services aimed at accelerating drug discovery in women's health. The agreement began in November 2021 and the Company performed services aimed at accelerating drug discovery in women's health under an agreement with the Gates Foundation that extended through July 2026. Revenue is recognized as costs are incurred and conditions are met in accordance with Topic 958. The Company recognized revenue of $63, $572, $292, and $1,003 related to these agreements during the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had deferred revenue balances related to these agreements of zero and $72, respectively.
The following table presents the revenue recognized from the sources of contribution revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Software contribution	$2,088	$4,930	$5,009	$13,287
Drug discovery contribution	63	458	649	1,232
Total contribution revenue	$2,151	$5,388	$5,658	$14,519
(d)Collaboration and License Agreements
Bristol Myers Squibb. On November 22, 2020, the Company entered into an exclusive, worldwide collaboration and license agreement with Bristol Myers Squibb Company ("BMS"), pursuant to which the Company and BMS agreed to collaborate in the discovery, research and preclinical development of new small molecule compounds for disease indications in oncology, neurology, and immunology therapeutics areas. Under the agreement, the Company was initially responsible, at its own cost and expense, for the discovery of small molecule compounds directed to five specified biological targets pursuant to a mutually agreed research plan for each such target. In December 2022, the Company and BMS entered into an amendment to the agreement to include an additional target in neurology on terms similar to the original agreement. As a result of BMS electing not to proceed with further development of certain targets, there is one remaining neurology target under the agreement, as amended, as of September 30, 2026.
Once a development candidate meeting specified criteria for a target under the agreement has been identified by the Company, BMS will be solely responsible for the further development, manufacturing and commercialization of such development candidate at its own cost and expense. The Company, at its discretion, can further advance the development of any programs that have been returned by BMS.
Under the terms of the agreement, as amended, BMS paid the Company an initial upfront payment of $55.0 million in November 2020, an additional upfront payment in December 2022, and a program fee in December 2024. As of September 30, 2026, the Company is eligible to receive up to $482.0 million in total milestone payments related to the one remaining neurology target currently subject to the collaboration, consisting of up to $257.0 million in the aggregate for the achievement of certain specified research, development, and regulatory milestones and $225.0 million in the aggregate for the achievement of certain specified commercial milestones. As of September 30, 2026, the Company has recognized $32.0 million in revenue related to milestones under this agreement.
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
During the three and nine months ended September 30, 2026 and 2025, the Company recognized $0.8 million, $1.9 million, $0.7 million, and $2.0 million, respectively, of revenue associated with the agreement based on the research activities performed and milestones achieved. As of September 30, 2026 and December 31, 2025, there was $1.3 million and $3.2 million, respectively, of deferred revenue related to the agreement, which was classified as either current or non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed. As of both September 30, 2026 and December 31, 2025, the Company had no outstanding receivables for this collaboration.
Novartis. On November 11, 2024, the Company entered into a research collaboration and license agreement with Novartis Pharma AG ("Novartis"), pursuant to which the Company and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement, as amended, is intended to advance multiple development candidates for development and commercialization by Novartis. The Company also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to the Company’s computational predictive modeling technology and enterprise informatics platform. In September 2026, the Company and Novartis entered into an amendment to the research collaboration and license agreement to replace certain collaboration programs with two new collaboration programs. Under Topic 606, the research collaboration and license agreement, as amended, as well as the three-year software agreement ("the agreements") are collectively accounted for as a single contract.
Under the terms of the research collaboration and license agreement, once a development candidate has been identified, Novartis will be solely responsible for the further development, manufacturing and commercialization of such development candidate.

Novartis agreed to pay the Company an initial upfront payment of $150.0 million under the terms of the research collaboration and license agreement, and the Company is eligible to receive up to $1.424 billion in total milestone payments under the terms of the research collaboration and license agreement as amended. Such milestones consist of up to $704.0 million in discovery and development milestones and up to $720.0 million in commercial milestones. The Company is also entitled to a tiered percentage royalty ranging from mid-single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. For the three and nine months ended September 30, 2026 and 2025, no revenue was recognized related to milestones under this agreement.
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
During the three and nine months ended September 30, 2026 and 2025, the Company recognized $8.1 million, $28.6 million, $8.8 million, and $22.2 million of revenue, respectively, associated with the research collaboration and license agreement. As of September 30, 2026 and December 31, 2025, there was $88.0 million and $100.5 million of deferred revenue, net of contract assets, respectively, related to the agreements, which was classified as either current or non-current in the condensed consolidated balance sheets based on the period the services are expected to be performed. As of September 30, 2026 and December 31, 2025, the Company had $16.1 million and zero, respectively, of outstanding receivables for this collaboration.
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
The Company is required to estimate the total consideration expected to be received from contracts with customers, including any variable consideration and the fair value of non-cash consideration. For collaborative arrangements, under which the Company is eligible to receive variable consideration in the form of milestone payments, judgment is required to evaluate whether the milestones are considered probable of being achieved. If it is probable that a significant revenue reversal would not occur, the constraint is removed and value of the associated milestone is included in the estimated transaction price using the most likely amount method based on contractual requirements and historical experience. For revenue arrangements where the Company receives non-cash consideration in the form of equity securities, equity securities are measured at their estimated fair value at contract inception. Estimating the fair value of these equity securities requires significant management judgment and the application of complex valuation models. These valuations rely heavily on unobservable inputs, and due to the inherent uncertainty of these subjective assumptions, changes in the inputs can impact the estimated fair value of the transaction price and the resulting revenue recognized. Once the estimated transaction price is established, amounts are allocated to the performance obligations that have been identified. The transaction price is allocated to each separate performance obligation on a relative SSP basis consistent with the allocation objectives of Topic 606.
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
For the three and nine months ended September 30, 2026 and 2025, the Company recognized $23,161, $54,506, $21,119, and $45,914 of revenue, respectively, that was included in software deferred revenue at the end of the respective preceding periods. For the three and nine months ended September 30, 2026 and 2025, the Company recognized $10,512, $43,380, $12,478, and $27,331 of revenue, respectively, that was included in drug discovery deferred revenue at the end of the respective preceding periods. For the three and nine months ended September 30, 2026 and 2025, the Company recognized $2,151, $131, $585, and $18,515 of revenue, respectively, that was included in contribution deferred revenue at the end of the respective preceding periods. All other deferred revenue activity is due to the timing of invoices in relation to the timing of revenue, as described above.

Contract assets are included in unbilled and other receivables within the condensed consolidated balance sheets and are transferred to receivables when the Company invoices the customer.
Contract balances were as follows:

	As of September 30, 2026	As of December 31, 2025
Contract assets	$22,201	$19,698
Deferred revenue, short-term:
Software products and services	47,191	66,695
Drug discovery	48,463	46,027
Contribution	2,020	131
Deferred revenue, long-term:
Software products and services	2,831	7,333
Drug discovery	50,729	71,544
Contribution	—	—
Backlog represents contracted but unsatisfied performance obligations that had not yet been billed to the customer or included in deferred revenue. Remaining performance obligations represent total backlog and deferred revenue.
Remaining performance obligations were as follows:

	As of September 30, 2026	As of December 31, 2025
Deferred revenue	Total	Total
Software products and services	$50,022	$74,028
Drug discovery	99,192	117,571
Contribution	2,020	131
Total deferred revenue	151,234	191,730
Backlog
Software products and services	30,897	31,036
Drug discovery	4,539	17,100
Contribution	—	—
Total backlog	35,436	48,136
Remaining performance obligations
Software products and services	80,919	105,064
Drug discovery	103,731	134,671
Contribution	2,020	131
Total remaining performance obligations	$186,670	$239,866
The Company expects to recognize as revenue approximately 62% of its September 30, 2026 remaining performance obligations in the next 12 months and the remainder thereafter. The Company expects to recognize as revenue approximately 76% of its September 30, 2026 remaining software performance obligation in the next 12 months and the remainder thereafter. The Company expects to recognize as revenue approximately 50% of its September 30, 2026 remaining drug discovery performance obligation in the next 12 months and the remainder thereafter. The Company expects to recognize as revenue approximately 100% of its September 30, 2026 remaining contribution performance obligation in the next 12 months.
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

(g)Deferred Sales Commissions
The Company recognizes an asset for incremental costs of obtaining a contract with a customer if it expects the benefit of these costs to be longer than one year. The Company has determined that the sales commissions earned by its internal employees and external partners meet the requirements to be capitalized. The costs capitalized for internal sales employees includes portions of fringe benefits and payroll taxes associated with their compensation. The capitalized costs are generally amortized over the expected period of benefit, between one and five years.

The Company amortized $238 and $289, respectively, during the three and nine months ended September 30, 2026. The deferred sales commission asset was $1,990 as of September 30, 2026, of which $680 was long-term. Total capitalized costs to obtain a contract were immaterial as of December 31, 2025.

The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.
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
Level 3 – significant unobservable inputs, including the Company’s own assumptions in determining fair value
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. Marketable securities, which consist primarily of corporate and U.S. government agency bonds, are classified as available for sale and fair value did not differ significantly from carrying value as of September 30, 2026 and December 31, 2025.
The following table presents information about the Company’s assets measured at fair value as of September 30, 2026:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$254,003	$—	$—	$254,003
Marketable securities	—	119,375	—	119,375
Equity investments	21,292	—	—	21,292
Total	$275,295	$119,375	$—	$394,670
The following table presents information about the Company’s assets measured at fair value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents and restricted cash	$237,385	$—	$—	$237,385
Marketable securities	—	164,947	—	164,947
Equity investments	66,641	—	—	66,641
Total	$304,026	$164,947	$—	$468,973
Unrealized gains and losses arising from changes in fair value of the Company’s equity investments are classified within change in fair value of equity investments in the condensed consolidated statements of operations.
For further information regarding the Company’s equity investments, see Note 10, Equity Investments.

(5)    Commitments and Contingencies
(a)    Leases
The Company has multiple operating leases for office space that expire at various dates through 2037. The Company has elected the package of practical expedients under the transition guidance of ASC Topic 842, Leases, to exclude short-term leases from the balance sheet and to combine lease and non-lease components. The Company classifies finance lease right of use assets under property and equipment, net and finance short-term and long-term lease liabilities under other accrued liabilities and other liabilities, long-term, respectively.
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
In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date if the rate implicit in the lease is not readily determinable. Upon execution of a new lease, the Company performs an analysis to determine its incremental borrowing rate using its current borrowing rate, adjusted for various factors including level of collateralization and lease term. As of September 30, 2026, the remaining weighted average lease term for operating leases was 10 years.
During the three months ended September 30, 2026, the Company terminated an operating lease and derecognized the related right-of-use (“ROU”) asset of $2,954 and lease liability of $1,521, resulting in a net loss on lease termination of $560.
Variable and short-term lease costs for the Company's operating and finance leases were immaterial for the nine months ended September 30, 2026 and 2025. Additional details of the Company's operating and finance leases are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease costs	$4,321	$4,435	$13,209	$13,513
Cash paid for leases	3,944	4,883	12,208	13,281
Maturities of operating lease liabilities as of September 30, 2026 under noncancelable leases were as follows:

Year ending December 31:
Remainder of 2026	$3,997
2027	15,780
2028	15,734
2029	15,317
2030	15,446
Thereafter	84,014
Total future minimum lease payments	150,288
Less: imputed interest	(45,661)
Present value of future minimum lease payments	104,627
Less: current portion of lease payments	(15,185)
Lease liabilities, long-term	$89,442
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
For the three and nine months ended September 30, 2026 and 2025, the Company’s income tax expense was $156, $1,936, $162, and $477, respectively. For the three and nine months ended September 30, 2026 and 2025, the difference between the effective rate and the statutory rate was primarily attributed to the application of research and development credits and the change in the valuation allowance against net deferred tax assets.
The Company recognizes the effect of income tax positions only if those positions are "more likely than not" of being sustained. As of September 30, 2026, the Company had $9,705 of unrecognized tax benefits. Interest and penalties accrued on unrecognized tax benefits are recorded as tax expense within the unaudited condensed consolidated financial statements.
The Company and its subsidiaries file U.S. federal income tax returns and various state, local and foreign income tax returns. As of September 30, 2026, the Company’s statutes of limitations are open for all federal and state tax returns filed after the years ended December 31, 2022 and 2021, respectively. Net operating loss ("NOL") and credit carryforwards for all years are subject to examination and adjustments for the three years following the year in which the carryforwards are utilized. The Company is not currently under Internal Revenue Service or state examination.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law enacting significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to expensing of domestic research expenses, increasing the limit of the business interest expense deduction to thirty percent of EBITDA, and permitting one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA is included in the Company's financial statements for the fiscal quarter ended September 30, 2026. There has been no material change to the Company's effective income tax rate or its net deferred federal income tax assets as a result of the OBBBA as the Company maintains a full valuation allowance for all U.S. deferred tax assets.
(7)    Stockholders’ Equity
(a)    Common Stock
As of September 30, 2026, the Company had authorized 500,000,000 shares of common stock with a par value of $0.01 per share. Holders of common stock are entitled to one vote per share, to receive dividends, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company’s preferred stock, if any.
Common stockholders have no preemptive or other subscription rights and there are no redemption or sinking fund provisions with respect to such shares. The rights, preferences and privileges of holders of the common stock are subject to and may be adversely affected by the right of the holders of shares of any series of preferred stock that the Company may designate and issue in the future.
In February 2024, the Company entered into an amended and restated sales agreement with Leerink Partners LLC ("Leerink Partners"), as sales agent, with respect to an at-the-market offering program (the "ATM") under which the Company could offer and sell, from time to time pursuant to its Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250,000, through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that the Company entered into with Leerink Partners with respect to the ATM in May 2023. No shares of common stock were sold under the ATM during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, the Company had $241,132 of common stock remaining available for sale under the ATM.

(b)    Limited Common Stock
As of September 30, 2026, the Company had authorized 100,000,000 shares of limited common stock with a par value of $0.01 per share. Holders of limited common stock are entitled to one vote per share, however, the holders of limited common stock shall not be entitled to vote such shares in any election of directors or on the removal of directors. Holders of limited common stock are entitled to the same dividend rights as holders of common stock, if and when declared by the board of directors, and upon liquidation or dissolution, to receive a portion of the assets available for distributions to stockholders, subject to preferential amounts owed to holders of the Company's preferred stock, if any. Holders of the Company's limited common stock have the right to convert each share of limited common stock into one share of the Company's common stock.
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
(c)    Preferred Stock
As of September 30, 2026, the Company had authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.01 per share. The Company's board of directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, of each series of preferred stock.
(8)    Stock-Based Compensation
Stock Incentive Plans
As of September 30, 2026, the Company's stock incentive plans included the 2010 Stock Plan (the "2010 Plan"), the 2020 Equity Incentive Plan (the "2020 Plan"), the 2021 Inducement Equity Incentive Plan, as amended (the "2021 Plan"), and the 2022 Equity Incentive Plan, as amended (the "2022 Plan") (together, the "Plans").
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

As of September 30, 2026 and December 31, 2025, there were 6,238,682 and 4,841,655 shares available for grant under the Plans, respectively. The following table presents classification of stock-based compensation expense within the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of sales	$1,089	$1,406	$3,427	$4,230
Research and development	2,461	3,256	7,963	10,102
Sales and marketing	802	927	2,380	2,815
General and administrative	3,578	5,257	12,027	15,900
Total stock-based compensation	$7,930	$10,846	$25,797	$33,047
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
There were 11,549, 1,616,528, 9,279, and 1,407,843 RSUs granted during the three and nine months ended September 30, 2026 and 2025, respectively. The weighted average grant date fair value for each RSU granted during the three and nine months ended September 30, 2026 and 2025 was $17.74, $12.34, $20.04, and $21.26, respectively.
As of September 30, 2026, there was $39,557 of unrecognized compensation cost related to RSUs granted under the Plans, which is expected to be recognized over a weighted average period of 2.52 years. During the three and nine months ended September 30, 2026 and 2025, 16,902, 751,198, 14,472, and 468,726 RSUs vested, respectively. The fair value of RSUs vested during the three and nine months ended September 30, 2026 and 2025 was $273, $9,922, $306, and $10,584, respectively.
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
The weighted average grant date fair value for each PRSU granted during the nine months ended September 30, 2026 and 2025 was $12.15 and $21.24, respectively. No PRSUs were granted during the three months ended September 30, 2026 and 2025. During the three and nine months ended September 30, 2026 and 2025, zero, 19,681, zero, and 14,850 PRSUs vested, respectively.
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
During the three and nine months ended September 30, 2026 and 2025, 232,925, 582,200, 34,850, and 276,236 options under the Plans were exercised for total proceeds of $2,732, $3,980, $321, and $2,777, respectively.
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
Following are the weighted average valuation assumptions used for option awards during the periods presented:

	Nine Months Ended September 30,
	2026	2025
Valuation assumptions
Expected dividend yield	—%	—%
Expected volatility	65%	69%
Expected term (years)	5.72	5.33
Risk-free interest rate	3.77%	3.99%
The weighted average grant date fair value per share of options granted during the nine months ended September 30, 2026, and the three and nine months ended September 30, 2025, was $7.65, $2.39, and $12.81, respectively. No options were granted during the three months ended September 30, 2026. The intrinsic value of options exercised during the three and nine months ended September 30, 2026 and 2025 was $2,395, $5,930, $424, and $3,691, respectively.
As of September 30, 2026, there was $17,084 of unrecognized compensation cost related to unvested stock options granted under the Plans, which is expected to be recognized over a weighted average period of 2.13 years. The fair value of shares vested during the three and nine months ended September 30, 2026 and 2025 was $2,441, $13,012, $4,592, and $21,568, respectively.
(9)    Net Loss per Share Attributable to Common and Limited Common Stockholders
The following table presents the calculation of basic and diluted net loss per share attributable to common and limited common stockholders for the periods presented (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to Schrödinger common and limited common stockholders	$(37,711)	$(32,795)	$(91,762)	$(135,776)
Denominator:
Weighted average shares used to compute net loss per share of common and limited common stockholders, basic and diluted:	74,865,424	73,613,090	74,525,590	73,368,247
Net loss per share of common and limited common stockholders, basic and diluted:	$(0.50)	$(0.45)	$(1.23)	$(1.85)

For periods in which the Company reports net losses, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares and limited common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares subject to outstanding common stock options	11,303,183	12,198,192	11,303,183	12,198,192
Shares subject to outstanding unvested RSUs and PRSUs	3,063,778	2,422,003	3,063,778	2,422,003
Total shares subject to outstanding common stock options and unvested RSUs and PRSUs	14,366,961	14,620,195	14,366,961	14,620,195
(10)    Equity Investments
(a)    Nimbus
The Company has no significant influence over Nimbus and accounts for its investment in Nimbus Therapeutics, LLC ("Nimbus") as a non-marketable security. As of both September 30, 2026 and December 31, 2025, the carrying value of the Nimbus investment was $2,436. The Company has no obligation to fund Nimbus' losses in excess of its initial investment.
(b)    Ajax
In May 2021, the Company purchased 631,377 shares of Series B preferred stock of Ajax Therapeutics, Inc. ("Ajax"), a company co-founded by the Company, for $1,700 in cash. In April 2024, the Company purchased 1,416,450 shares of Series C preferred stock of Ajax for $3,000 in cash.
In June 2026, in connection with the completion of Eli Lilly and Company’s acquisition of Ajax, the Company received a cash payment of approximately $57,180, comprised of $47,180 on account of the Company's equity stake in Ajax and $10,000 from a collaboration milestone payment. The Company is also eligible to receive additional cash payments upon the achievement by Ajax of specified clinical and regulatory milestones, and in September 2026, the Company received a net cash payment related to the release of certain funds held in escrow related to the closing, which was recognized as a gain from the change in fair value of its Ajax investment. During the three and nine months ended September 30, 2026, the Company recognized gains of $500 and $42,644, respectively, from the change in fair value of its Ajax investment. The Company reported no gains or losses related to its Ajax investment during the three and nine months ended September 30, 2025.
Prior to the disposition of the Ajax investment, the Company valued its equity investment in Ajax as a non-marketable equity security as the Company did not exercise significant influence over Ajax. As of December 31, 2025, the carrying value of the Company’s investment in Ajax was $4,498. As of September 30, 2026, the Company no longer had an investment in Ajax.
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
During the nine months ended September 30, 2026, the Company sold a portion of its equity stake in Structure Therapeutics for net proceeds of $20,334. The Company recorded a mark-to-market gain of $1,050 on the portion of the investment sold during the nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recorded a mark-to-market loss of $15,252 and a mark-to-market loss of $26,065, respectively, on the portion of the investment held at September 30, 2026. During the three and nine months ended September 30, 2025, the

Company recorded a mark-to-market gain of $9,691 and a mark-to-market gain of $1,175, respectively, on the Structure Therapeutics investment.
As of September 30, 2026 and December 31, 2025, the carrying value of the Company's investment in Structure Therapeutics was $21,292 and $66,641, respectively.
(d)    Tectora Therapeutics
In August 2026, the Company entered into a licensing and collaboration agreement with Tectora Therapeutics, Inc., ("Tectora"), a new biotechnology company it co-founded with New Enterprise Associates ("NEA") and RA Capital Management ("RA Capital"), focused on developing innovative therapies for immunology and inflammation. Tectora concurrently closed a Series A preferred stock investment of up to $55 million from NEA and RA Capital. In connection with the transaction, the Company licensed two early-stage small molecule programs and granted certain software and intellectual property licenses to Tectora, and, in exchange, the Company received 7,154,439 shares of common stock of Tectora as noncash consideration. The Company determined that its ownership interest in Tectora, including its voting rights, board representation, and technological dependencies, gives it the ability to exercise significant influence over Tectora; however, it does not hold a controlling financial interest in Tectora. Accordingly, the Company does not consolidate Tectora into its financial statements and accounts for its investment under the equity method of accounting.
The Company records its share of earnings and losses for its investment in Tectora using the HLBV method, which reflects changes in the amount the Company would receive upon a hypothetical liquidation of Tectora at each reporting date in accordance with the investee’s contractual liquidation and distribution provisions. HLBV gains and losses are classified within change in fair value of equity investments in the unaudited condensed consolidated statements of operations.
As of September 30, 2026, and December 31, 2025, the carrying value of the Company's investment in Tectora was $3,291 and $0, respectively. As of September 30, 2026, the carrying value exceeded the Company's share of underlying equity in Tectora's net assets by $1,004, which represents amortizable intangible assets and goodwill. The Company has not provided cash or any other form of financial support to Tectora and has no obligations or commitments to fund Tectora’s losses or otherwise provide financial support to Tectora.
(11)    Related Party Transactions
(a)    Board Member
For the three and nine months ended September 30, 2026 and 2025, the Company paid consulting fees of $121, $451, $109, and $328, respectively, to a member of its board of directors.
(b)    Gates Foundation
The Gates Foundation, an entity under common control with Gates Foundation Trust, a stockholder of the Company, issued a grant under which it agreed to pay the Company directly for certain licenses and services provided to a specified group of third-party organizations. Revenue recognized for services provided by the Company under this grant was zero, zero, zero, and $20 for the three and nine months ended September 30, 2026 and 2025, respectively.
For the three and nine months ended September 30, 2026 and 2025, the Company recognized $63, $572, $292, and $1,003, respectively, in contribution revenue related to funds received under an agreement with the Gates Foundation, aimed at accelerating drug discovery in women's health. As of September 30, 2026 and December 31, 2025, restricted cash on hand related to the arrangement was zero and $72, respectively.
For the three and nine months ended September 30, 2026 and 2025, the Company recognized $2,088, $3,009, $2,731, and $11,088, respectively, in contribution revenue related to funds received under agreements with the Gates Foundation to fund the initiative to accelerate the expansion of the Company's computational platform to predict toxicity associated with binding to off-target proteins. As of September 30, 2026 and December 31, 2025, restricted cash on hand related to the arrangement was $2,020 and zero, respectively.
As of September 30, 2026 and December 31, 2025, the Company had no receivables due, from the Gates Foundation related to these agreements.

Gates Ventures, LLC is an entity under the control of William H. Gates III, who may be deemed to be the beneficial owner of more than 5% of the Company’s voting securities. The agreement with Gates Ventures, LLC currently extends through August 13, 2027 and provides for total consideration of up to $11,000. The Company recognized revenue of zero, $2,000, $2,200, and $2,200 on this agreement for the three and nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the Company had no net receivables due from Gates Ventures, LLC.
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
Revenue recognized for these additional licenses for the three and nine months ended September 30, 2026 and 2025 was $3, $9, zero, and zero respectively. As of September 30, 2026 and December 31, 2025, the Company had zero and $100 in outstanding receivables due from Columbia University related to these licenses.
(d)    Tectora Therapeutics
In August 2026, the Company entered into a licensing and collaboration agreement with Tectora, an equity method investee of the Company. Pursuant to the licensing and collaboration agreement, the Company granted Tectora certain intellectual property and software licenses and is expected to perform ongoing research services in exchange for equity consideration, quarterly research fees, cost reimbursements, and potential future milestone and royalty payments.
For the three and nine months ended September 30, 2026, the Company recognized $1,211 and $1,211, respectively, in drug discovery revenue related to the agreement. As of September 30, 2026, the Company had deferred revenue balances related to the agreement of $3,933. As of September 30, 2026, the Company had $1,853 in outstanding unbilled receivables due from Tectora.
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

Presented below is financial information with respect to the Company’s reportable segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Segment revenues(1):
Software	$40,241	$40,858	$111,266	$130,218
Drug discovery	24,250	13,466	70,701	38,416
Total segment revenues	64,491	54,324	181,967	168,634
Segment cost of revenues(1):
Software	11,722	11,111	34,560	37,662
Drug discovery	14,516	15,174	47,175	45,651
Total segment cost of revenues	26,238	26,285	81,735	83,313
Segment gross profit:
Software	28,519	29,747	76,706	92,556
Drug discovery	9,734	(1,708)	23,526	(7,235)
Total segment gross profit	38,253	28,039	100,232	85,321
Unallocated (expense) income:
Research and development	(34,090)	(42,757)	(118,912)	(131,739)
Sales and marketing	(10,040)	(9,524)	(31,909)	(30,625)
General and administrative	(20,252)	(21,705)	(65,881)	(72,696)
Change in fair value of equity investments	(14,752)	9,691	17,629	1,175
Other income	3,326	3,623	9,015	13,265
Income tax expense	(156)	(162)	(1,936)	(477)
Consolidated net loss	$(37,711)	$(32,795)	$(91,762)	$(135,776)
(1)    Contribution activity is included within the segments to which the contribution activity relates as software contribution activity and drug discovery contribution activity share similar economic characteristics, respectively, with the software and drug discovery segments.
Revenues by geographic area are determined based on the address provided by the Company's customers and partners. The following table sets forth revenues by geographic area for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$43,067	$31,331	$112,002	$95,045
EMEA	14,723	15,723	49,273	52,369
APAC	6,417	6,755	19,789	19,800
Rest of World	284	515	903	1,420
	$64,491	$54,324	$181,967	$168,634

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
In June 2026, Eli Lilly and Company, or Lilly, acquired Ajax Therapeutics, Inc., or Ajax, a company co-founded by us. Under the terms of the agreement, Ajax shareholders could receive up to $2.3 billion in cash, inclusive of an upfront payment and subsequent payments upon the achievement of certain clinical and regulatory milestones. In connection with the completion of the acquisition, we received a cash payment of approximately $57.2 million, comprised of $47.2 million on account of our equity stake in Ajax and $10.0 million from a collaboration milestone payment. We are also eligible to receive additional cash payments upon the achievement by Ajax of specified clinical and regulatory milestones, and in September 2026, we received a net cash payment related to the release of certain funds held in escrow related to the closing.
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
We are party to an exclusive, worldwide collaboration and license agreement with Bristol Myers Squibb Company, or BMS, pursuant to which we and BMS agreed to collaborate in the discovery, research and development of small molecule compounds for biological targets in the oncology, neurology and immunology therapeutic areas. After mutual agreement on the target(s) of interest, we are responsible for the discovery of development candidates. Once a development candidate meeting specified criteria for a target has been identified, BMS will be solely responsible for the development, manufacturing and commercialization of such development candidate. We are eligible to receive up to $482.0 million in total milestone payments for the one remaining neurology target currently subject to the collaboration, of which we have recognized $32.0 million as of September 30, 2026, as well as a tiered percentage royalty on net sales of each product commercialized by BMS ranging from mid-single digits to low-double digits, subject to certain specified reductions. See "Collaboration and License Agreements" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to this agreement.
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
In November 2024, we entered into a research collaboration and license agreement with Novartis Pharma AG, or Novartis, pursuant to which we and Novartis agreed to collaborate on the discovery, research and preclinical development of small molecule compounds for targets in certain specified therapeutic areas. The agreement is intended to advance multiple development candidates for development and commercialization by Novartis. Under the terms of the research collaboration and license agreement, Novartis paid us an initial upfront fee of $150.0 million in January 2025. In September 2026, we and Novartis entered into an amendment to the research collaboration and license agreement to replace certain collaboration programs with two new collaboration programs. We are eligible to receive up to $1.424 billion in total milestone payments across the programs under the terms of the research collaboration and license agreement as amended. Such milestones consist of up to $704.0 million in discovery and development milestones and up to $720.0 million in commercial milestones. We are also entitled to a tiered percentage royalty on net sales of each product commercialized by Novartis ranging from mid single-digits to low double-digits on products commercialized by Novartis under the agreement, subject to certain specified reductions. No milestone revenue has been recognized as of September 30, 2026. In November 2024, we also entered into an expanded three-year software agreement with Novartis that substantially increases Novartis' access to our computational predictive modeling technology and enterprise informatics platform. See "Collaboration and License Agreements" in Note 3 to our unaudited condensed consolidated financial statements for additional information relating to the research collaboration and license agreement.
We generated revenue of $64.5 million and $54.3 million during the three months ended September 30, 2026 and 2025, respectively, representing a year-over-year increase of 19%. Our net loss for the three months ended September 30, 2026 was $37.7 million and our net loss for the three months ended September 30, 2025 was $32.8 million.
Our annual contract value, or ACV, was $44.7 million for the three months ended September 30, 2026, compared to $38.3 million for the three months ended September 30, 2025. With respect to contracts that have a duration of one year or less, or contracts of more than one year in duration that are billed annually, we define ACV as the contract value billed during the applicable period. For contracts with a duration of more than one year that are billed upfront, ACV in each period represents the total billed contract value divided by the term.
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
Tectora Therapeutics
In August 2026, we entered into a licensing and collaboration agreement with Tectora Therapeutics, Inc., or Tectora, a newly formed biotechnology company focused on developing innovative therapies for immunology and inflammation, that we founded with New Enterprise Associates and RA Capital Management. In connection with the transaction, we licensed two early-stage small molecule programs, SDGR-4594 and SDGR-8139, and granted certain software and intellectual property licenses to Tectora, and in exchange, we received an equity stake in Tectora and are eligible for future milestones and royalties. Tectora will partner with our drug discovery experts and leverage our computational platform at scale with the goal of advancing these programs to clinical-stage candidates.
Bunsen — Agentic AI Co-Scientist
In July 2026, we announced the launch of the early access version of Bunsen, our agentic artificial intelligence, or AI, co-scientist that helps researchers understand scientific objectives, develop computational strategies, execute sophisticated molecular discovery workflows and interpret results. By combining AI with physics-based simulation, we believe Bunsen allows researchers to apply their expertise at greater scale, enabling them to explore more scientific possibilities, prioritize the most promising opportunities with greater confidence and accelerate discovery decisions. We expect to release the full commercial version of Bunsen by the end of 2026.
In September 2026, we announced a strategic agreement with BMS to deploy Bunsen within its research organization. Under the agreement, we plan to collaborate with BMS scientists on developing novel functionality within Bunsen in conjunction with our computational technologies designed to enable large-scale chemical exploration as well as with RetroSynth, our AI-driven synthesis planning platform.
Initiative with Gates Foundation
In July 2024, we launched an initiative to expand our computational platform to predict toxicity associated with binding to off-target proteins. The goal of this initiative is to develop a computational solution designed to improve the properties of drug development candidates and reduce the risk of development failure associated with binding to off-target proteins, which can be associated with serious side effects. The project is being funded by $24.5 million in grants from the Gates Foundation. We continue to advance our predictive toxicology initiative, and we can now evaluate more than 80 potential off-target proteins computationally. We recently launched our predictive toxicology solution commercially and began making it available more broadly to our customers during 2026.
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
The agreement with Gates Ventures, LLC was originally entered into in June 2020 and further extended through August 13, 2027. The agreement is an unconditional non-exchange contribution without restrictions. Revenue is recognized annually, when invoiced, in accordance with Accounting Standards Codification, or ASC, Topic 958, Not-for-Profit Entities, or Topic 958, as the agreement is not an exchange transaction.
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
Change in Fair Value of Equity Investments
Fair value gains and losses consist of adjustments to the fair value of our equity investments, which may include Nimbus, Structure Therapeutics, and Ajax, and Hypothetical Liquidation at Book Value method ("HLBV") adjustments related to our equity method investments, which may include Tectora. We remeasure our investments at each period end.
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

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and 2025
The following table summarizes our unaudited results of operations data for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Revenues:
Software products and services	$38,153	$35,928	$2,225	6%	$106,257	$116,931	$(10,674)	(9)%
Drug discovery	24,187	13,008	11,179	86%	70,052	37,184	32,868	88%
Contribution	2,151	5,388	(3,237)	(60)%	5,658	14,519	(8,861)	(61)%
Total revenues	64,491	54,324	10,167	19%	181,967	168,634	13,333	8%
Cost of revenues:
Software products and services	9,447	8,344	1,103	13%	29,759	26,243	3,516	13%
Drug discovery	14,497	14,797	(300)	(2)%	46,601	44,389	2,212	5%
Contribution	2,294	3,144	(850)	(27)%	5,375	12,681	(7,306)	(58)%
Total cost of revenues	26,238	26,285	(47)	—%	81,735	83,313	(1,578)	(2)%
Gross profit	38,253	28,039	10,214	36%	100,232	85,321	14,911	17%
Operating expenses:
Research and development	34,090	42,757	(8,667)	(20)%	118,912	131,739	(12,827)	(10)%
Sales and marketing	10,040	9,524	516	5%	31,909	30,625	1,284	4%
General and administrative	20,252	21,705	(1,453)	(7)%	65,881	72,696	(6,815)	(9)%
Total operating expenses	64,382	73,986	(9,604)	(13)%	216,702	235,060	(18,358)	(8)%
Loss from operations	(26,129)	(45,947)	19,818	(43)%	(116,470)	(149,739)	33,269	(22)%
Other (expense) income:
Change in fair value of equity investments	(14,752)	9,691	(24,443)	N/M	17,629	1,175	16,454	N/M
Other income	3,326	3,623	(297)	N/M	9,015	13,265	(4,250)	N/M
Total other (expense) income	(11,426)	13,314	(24,740)	N/M	26,644	14,440	12,204	N/M
Loss before income taxes	(37,555)	(32,633)	(4,922)	N/M	(89,826)	(135,299)	45,473	N/M
Income tax expense	156	162	(6)	N/M	1,936	477	1,459	N/M
Net loss	$(37,711)	$(32,795)	$(4,916)	N/M	$(91,762)	$(135,776)	$44,014	N/M
N/M – not meaningful

Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Revenues:
Software
On-premise software	$13,371	$15,928	$(2,557)	(16)%	$36,848	$57,094	$(20,246)	(35)%
Hosted software	17,239	11,585	5,654	49%	44,469	33,585	10,884	32%
Software maintenance	4,570	6,826	(2,256)	(33)%	16,110	20,400	(4,290)	(21)%
Professional services	2,973	1,589	1,384	87%	8,830	5,852	2,978	51%
Total software revenue	38,153	35,928	2,225	6%	106,257	116,931	(10,674)	(9)%
Drug discovery	24,187	13,008	11,179	86%	70,052	37,184	32,868	88%
Contribution
Software contribution	2,088	4,930	(2,842)	(58)%	5,009	13,287	(8,278)	(62)%
Drug discovery contribution	63	458	(395)	(86)%	649	1,232	(583)	(47)%
Total contribution revenue	2,151	5,388	(3,237)	(60)%	5,658	14,519	(8,861)	(61)%
Total revenues	$64,491	$54,324	$10,167	19%	$181,967	$168,634	$13,333	8%
Software Products and Services Revenue
On-premise software. The decrease in revenues for on-premise software for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily attributable to the timing and size of multi-year customer contracts with upfront revenue recognition, as well as customers switching from on-premise to hosted software purchases in the comparable period versus the current period.
Hosted software. The increase in revenues for hosted software for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to customers switching from on-premise to hosted software purchases, as well as increased spend from existing hosted customers, for which revenue is recognized ratably over the period of the contract.
Software maintenance. The decrease in revenues for software maintenance for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to customers switching from on-premise to hosted software purchases.
Professional services. The increase in revenues from professional services for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily related to fluctuations in the timing of progress and completion of technology and modeling service projects.
Drug Discovery Revenue
The increase in revenues for drug discovery services for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to a $12.0 million collaboration milestone achieved from Structure Therapeutics.
The increase in revenues for drug discovery services for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to a $12.0 million collaboration milestone achieved from Structure Therapeutics, a $10.0 million collaboration milestone payment received from Lilly's acquisition of Ajax, and Lilly's election not to proceed with further development for one program under the collaboration, which resulted in increased revenue recognition due to the accelerated completion of our obligations related to such program, as well as the timing and amount of milestones achieved, and the progress of existing collaborations.

Contribution Revenue
Software contribution revenue. The decrease in revenues from software contribution during the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was due to a decrease in funds spent during the period as a result of depletion of allocated funds under the agreements and timing of renewal with the Gates Foundation aimed at accelerating the expansion of our computational software platform during 2025.
Drug discovery contribution revenue. The decrease in drug discovery contribution revenue for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025 was primarily due to a decrease in funds spent during the period as a result of depletion of allocated funds under an agreement with the Gates Foundation, aimed at accelerating drug discovery in women’s health.
Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Cost of revenues:
Software products and services	$9,447	$8,344	$1,103	13%	$29,759	$26,243	$3,516	13%
Gross margin	75%	77%			72%	78%
Drug discovery	14,497	14,797	(300)	(2)%	46,601	44,389	2,212	5%
Contribution	2,294	3,144	(850)	(27)%	5,375	12,681	(7,306)	(58)%
Software products and services. The increase in cost of revenues for software products and services during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was attributable to increases of approximately $0.8 million in personnel-related expense, approximately $0.2 million in royalty expense, and approximately $0.1 million in other expenses.
The increase in cost of revenues for software products and services during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was attributable to increases of approximately $2.0 million in cloud computing expense, approximately $1.2 million in personnel-related expense, approximately $0.2 million in royalty expense, and approximately $0.1 million in other expenses.
Software products and services gross margin. Software products and services gross margin decreased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 primarily due to an increase in expenses, partially offset by an increase in software revenue.
Drug discovery. The decrease in cost of revenues for drug discovery during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was attributable to decreases of approximately $0.4 million in CRO expense, approximately $0.2 million in cloud computing expense, and approximately $0.1 million in personnel-related expense, partially offset by increases of approximately $0.3 million in other expenses and approximately $0.1 million in royalty expense.
The increase in cost of revenues for drug discovery during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was attributable to increases of approximately $3.1 million in CRO expense, approximately $0.3 million in royalty expense, and approximately $0.1 million in personnel-related expense, partially offset by decreases of approximately $1.2 million in cloud computing expense and approximately $0.1 million in other expenses.
Contribution. The decrease in cost of revenues for contribution during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was attributable to decreases of approximately $1.1 million in CRO expense and approximately $0.4 million in personnel-related expense, partially offset by an increase of approximately $0.6 million in cloud computing expense.

The decrease in cost of revenues for contribution during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was attributable to decreases of approximately $3.7 million in personnel-related expense, approximately $2.5 million in CRO expense, and approximately $1.1 million in cloud computing expense.
Research and Development Expense
A significant portion of our research and development costs have been external preclinical and clinical CRO costs, which we track on a program-by-program basis related to a product candidate, once the candidate has been identified. Our internal research and development costs are primarily personnel-related costs, rent expense, and other indirect costs and are not tracked on a program-by-program basis. All other research and development costs are related to non-program related costs. The following table summarizes our research and development expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
External costs by program:
SGR-1505	$1,654	$4,431	$(2,777)	(63)%	$5,097	$10,801	$(5,704)	(53)%
SGR-2921(1)	(218)	3,557	(3,775)	(106)%	(130)	8,490	(8,620)	(102)%
SGR-3515	907	1,911	(1,004)	(53)%	3,756	5,372	(1,616)	(30)%
Other early development candidates and unallocated costs	4,620	5,094	(474)	(9)%	17,189	14,807	2,382	16%
Total external costs for programs in preclinical and clinical development	6,963	14,993	(8,030)	(54)%	25,912	39,470	(13,558)	(34)%
Internal costs for discovery, preclinical and clinical development:
Employee compensation and benefits	5,260	6,884	(1,624)	(24)%	22,033	23,839	(1,806)	(8)%
Facility and other	1,547	534	1,013	190%	3,442	1,659	1,783	107%
Total internal costs	6,807	7,418	(611)	(8)%	25,475	25,498	(23)	—%
All other research and development	20,320	20,346	(26)	—%	67,525	66,771	754	1%
Total research and development expense	$34,090	$42,757	$(8,667)	(20)%	$118,912	$131,739	$(12,827)	(10)%
(1)The development of SGR-2921 was discontinued in August 2025.
The decrease in external costs of $8.0 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributable to a decrease in external research costs related to the discontinuation of the clinical development program for SGR-2921, as well as decreases in external research costs for SGR-1505 and SGR-3515 due to the timing of work performed and decreases in costs for our early-stage product candidates.
The decrease in external costs of $13.6 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily attributable to a decrease in external research costs related to the discontinuation of the clinical development program for SGR-2921, as well as decreases in external research costs for SGR-1505 and SGR-3515 due to the timing of work performed, partially offset by higher costs for our early-stage product candidates.
The decrease in internal costs for programs in discovery, preclinical and clinical development of $0.6 million during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributable to a decrease in personnel-related expense, partially offset by an increase in facility and other expenses.
Internal costs for programs in discovery, preclinical and clinical development remained approximately consistent during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily attributable to a decrease in personnel-related expense, substantially offset by an increase in facility and other expenses.

All other research and development expense remained approximately consistent during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily attributable to decreases of approximately $0.8 million related to office facilities, substantially offset by increases of approximately $0.3 million related to cloud computing expense, approximately $0.3 million in personnel-related expense, and $0.2 million in other expenses.
The increase in all other research and development expense of $0.8 million during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was attributable to increases of approximately $1.7 million in personnel-related expense and approximately $1.2 million in cloud computing expense, partially offset by decreases of approximately $1.8 million related to office facilities, approximately $0.2 million related to professional services, and approximately $0.1 million in travel and entertainment expenses.
Sales and Marketing Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
Sales and marketing	$10,040	$9,524	$516	5%	$31,909	$30,625	$1,284	4%
The increase in sales and marketing expense during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to increases of approximately $0.4 million in travel and entertainment expense, and approximately $0.2 million in cloud computing expense, partially offset by a decrease of approximately $0.1 million in personnel-related expense.
The increase in sales and marketing expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to increases of approximately $0.8 million in travel and entertainment expense, approximately $0.5 million in cloud computing expense, and approximately $0.1 million related to office facilities, partially offset by a decrease of approximately $0.1 million in personnel-related expense.
General and Administrative Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2026	2025	$	%	2026	2025	$	%
	(in thousands)				(in thousands)
General and administrative	$20,252	$21,705	$(1,453)	(7)%	$65,881	$72,696	$(6,815)	(9)%
The decrease in general and administrative expense during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was attributable to decreases of approximately $1.5 million in personnel-related expense, approximately $0.3 million in other expenses, approximately $0.1 million related to office facilities, and approximately $0.1 million in cloud computing expense, partially offset by increases of approximately $0.3 million in professional services expense and approximately $0.2 million in travel and entertainment expense.
The decrease in general and administrative expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was attributable to decreases of approximately $4.5 million in personnel-related expense, approximately $1.2 million in professional services expense, approximately $0.9 million in other expenses, approximately $0.1 million in cloud computing expense, and approximately $0.1 million related to office facilities.

Change in Fair Value of Equity Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Change in fair value of equity investments	$(14,752)	$9,691	$(24,443)	$17,629	$1,175	$16,454
The change in fair value of equity investments during the three months ended September 30, 2026 was due to an approximately $15.3 million unrealized loss on our investment in Structure Therapeutics, partially offset by an unrealized gain of approximately $0.5 million on our investment in Ajax in connection with the completion of Lilly's acquisition of Ajax. The change in fair value of equity investments during the three months ended September 30, 2025 was due to an unrealized gain on our investment in Structure Therapeutics of approximately $9.7 million.
The change in fair value of equity investments during the nine months ended September 30, 2026 was due to an unrealized gain of approximately $42.6 million on our investment in Ajax in connection with the completion of Lilly's acquisition of Ajax, partially offset by an unrealized loss of approximately $25.0 million on our investment in Structure Therapeutics. The unrealized loss related to the Structure Therapeutics investment consisted of a mark-to-market loss of approximately $26.1 million on the portion of the investment held as of September 30, 2026, partially offset by a mark-to-market gain of approximately $1.1 million on the portion of the investment sold during the period. The change in fair value of equity investments during the nine months ended September 30, 2025 was due to an unrealized gain on our investment in Structure Therapeutics of approximately $1.2 million.
Other Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Other income	$3,326	$3,623	$(297)	$9,015	$13,265	$(4,250)
The decrease in other income during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was attributable to a decrease of approximately $0.9 million of interest related to our investment portfolio, partially offset by favorable currency fluctuations of approximately $0.6 million.
The decrease in other income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was attributable to a decrease of approximately $3.6 million of interest income related to our investment portfolio and unfavorable currency fluctuations of approximately $1.0 million, partially offset by an increase of approximately $0.3 million related to an interest income reclassification.
Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Income tax expense	$156	$162	$(6)	$1,936	$477	$1,459
During the three and nine months ended September 30, 2026 and 2025, we continued to recognize a full valuation allowance on our U.S. federal and state tax assets. Our income tax expense primarily represents our income tax obligations in certain states and taxes in foreign jurisdictions in which we conduct business.

Critical Accounting Estimates
Detailed information about our critical accounting estimates is set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on February 25, 2026. There were no material changes to our critical accounting estimates during the nine months ended September 30, 2026.
Liquidity, Capital Resources and Funding Requirements
We have a history of significant operating losses and have primarily incurred negative cash flows from operations from inception through the three months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $720.6 million.
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
In February 2024, we entered into an amended and restated sales agreement with Leerink Partners LLC, or Leerink Partners, as sales agent, with respect to an at-the-market offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Registration Statement on Form S-3, shares of common stock, having an aggregate offering price of up to $250.0 million through Leerink Partners. The amended and restated sales agreement amends and restates the original sales agreement that we entered into with Leerink Partners with respect to the ATM in May 2023, which is no longer in effect. No shares of common stock were sold under the ATM during the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, we had $241.1 million of common stock remaining available for sale under the ATM.
As of September 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $373.4 million.
We believe our existing cash, cash equivalents, and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. Our future capital requirements will depend on many factors, including the growth of our software revenue, the timing and extent of spending to support research and development efforts, the continued expansion of software sales and marketing activities, the timing and receipt of milestone payments from our collaborations, as well as spending to support, advance, and broaden our proprietary drug discovery programs, including the impact of tariffs and trade restrictions on such spending. Furthermore, our capital requirements will also change depending on the timing and receipt of any distributions we may receive from our equity stakes in our drug discovery collaborators. The potential for these distributions, and the amounts which we may be entitled to receive, are difficult to predict due to the inherent uncertainty of the events which may trigger such distributions.
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
Our contractual obligations as of September 30, 2026 include lease obligations of $150.3 million, consisting of our continuing rent obligations through December 2037, primarily for our office located in New York, New York for $119.4 million, which expires in December 2037. In addition, see Note 5, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements for information relating to our operating lease obligations.
In December 2022, we entered into an agreement with a third party to establish an exclusive integrated drug discovery dedicated facility in Hyderabad, India. The agreement contained a minimum payment obligation, which totaled $21.8 million over five years after the date of first occupancy. During the three months ended September 30, 2026, the agreement was amended to terminate the dedicated space portion of the arrangement. As a result, we are no longer subject to the previously disclosed minimum payment obligation.
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
Cash Flows
The following table presents a summary of our cash flows for the periods shown:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash (used in) provided by operating activities	$(96,482)	$29,992
Net cash provided by (used in) investing activities	109,159	(13,510)
Net cash provided by financing activities	3,941	2,734
Net increase in cash and cash equivalents and restricted cash	$16,618	$19,216
Operating activities
During the nine months ended September 30, 2026, operating activities used approximately $96.5 million of cash, primarily due to a net loss of $91.8 million, which included a $17.6 million non-cash gain on changes in fair value of equity investments and changes to our operating assets and liabilities of $16.5 million. These items were partially offset by $25.8 million of stock-based compensation, and $3.9 million of non-cash operating expenses, depreciation, and investment accretion costs.
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
Investing activities
During the nine months ended September 30, 2026, investing activities provided approximately $109.2 million of cash, consisting of $67.5 million from the disposition and sale of equity investments and $45.9 million from marketable securities maturities, net of purchases. These items were partially offset by $4.2 million in cash used for purchases of property and equipment.
During the nine months ended September 30, 2025, investing activities used approximately $13.5 million of cash, consisting of $12.1 million used for the purchase of marketable securities, net of maturities, and $1.4 million in cash used for purchases of property and equipment.
Financing activities
During the nine months ended September 30, 2026, financing activities provided approximately $3.9 million of cash, primarily attributable to proceeds received upon stock option exercises.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2026. The term “disclosure controls and procedures,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have a history of significant operating losses. Our net loss for the three months ended September 30, 2026 was $37.7 million. Our net loss for the nine months ended September 30, 2026 was $91.8 million. Our net loss for the three and nine months ended September 30, 2025 was $32.8 million and $135.8 million, respectively. Our net loss for the years ended December 31, 2025 and 2024 was $103.3 million and $187.1 million, respectively. As of September 30, 2026, we had an accumulated deficit of $720.6 million.
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
Our revenue has and may continue to fluctuate from quarter-to-quarter and year-to-year. For example, our total revenues increased by 8% from $168.6 million in the nine months ended September 30, 2025 to $182.0 million in the nine months ended September 30, 2026, and increased by 23% from $207.5 million in the fiscal year ended December 31, 2024 to $255.9 million in the fiscal year ended December 31, 2025. Although we have experienced revenue growth in certain periods, we have also experienced a decline in revenue in certain periods, and we may not be able to sustain revenue growth and we may experience certain periods of revenue decline. In addition, we have accelerated our efforts to transition customers from on-premise software arrangements to hosted software contracts. As a result of this transition, we expect future quarterly and annual revenue trends to be impacted, as revenue associated with hosted software arrangements is generally recognized over the term of the contract, rather than at a point in time, and may differ in timing and pattern from revenue recognized under on-premise software arrangements. This transition is expected to affect the timing and mix of revenue recognition in future periods and as a result, we expect revenue to decline in the near-term as the transition progresses. You should not consider our revenue growth in prior periods as indicative of our future performance. As we grow our business, our revenue growth rates may slow in future periods.
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
•changes in the fair value or HLBV of or receipt of distributions or proceeds on account of the equity interests we hold in our drug discovery collaborators, such as Structure Therapeutics, Ajax Therapeutics, Nimbus, and Tectora;
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
As of September 30, 2026, we had cash, cash equivalents, restricted cash, and marketable securities of $373.4 million. We believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements through at least the next 24 months. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plans may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.
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
The overall market for molecular discovery and design software is global, rapidly evolving, competitive, and subject to changing technology and shifting customer interests and priorities. Our software solutions face competition from competitors in the business of selling or providing simulation and modeling software to biopharmaceutical companies. These competitors include BIOVIA, a brand of Dassault Systèmes SE, or BIOVIA; Chemical Computing Group (US) Inc.; Cresset Biomolecular Discovery Limited; OpenEye, a brand of Cadence Design Systems, Inc.; Optibrium Limited; Cyrus Biotechnology, Inc.; Molsoft LLC; Insilico Medicine, Inc.; Iktos; XtalPi Inc.; Inductive Bio, Inc.; Certara, Inc., including Chemaxon; and Revvity Signals.
We also have competitors in materials science, such as BIOVIA and Materials Design, Inc., and in enterprise software for the life sciences, such as BIOVIA, Certara USA, Inc., Revvity Signals, and Dotmatics, a brand of Siemens. In some cases, these competitors are well-established providers of these solutions and have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. In addition, there are academic consortia that develop physics-based simulation programs for life sciences and materials applications. In the life sciences industry, the most prominent academic simulation packages include AMBER, CHARMM, GROMACS, GROMOS, OpenMM, and OpenFF. These packages are primarily maintained and developed by graduate students and post-doctoral researchers, often without the intent of commercialization. Companies distributing simulation based methods also face competition from proprietary and open source AI-based methods such as AlphaFold3, Chai-3, Boltz-2, and OpenFold. These proprietary and open source methods may be developed and released by commercial entities, including for example, Alphabet, Chai Discovery, and Boltz; or by academic consortiums, including for example, OpenFold.
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
We use our computational platform to provide drug discovery services to collaborators who are engaged in drug discovery and development. These collaborators include start-up companies, pre-commercial biotechnology companies, and large-scale pharmaceutical companies. When we engage in drug discovery with these collaborators, we typically provide access to our platform and platform experts who assist the drug discovery collaborator in identifying molecules that have activity against one or more specified protein targets. We historically have not received significant initial cash consideration for these services, except for the upfront payment of $55.0 million we received from Bristol Myers Squibb Company, or BMS, upon entry into our collaboration agreement with BMS and the upfront payment of $150.0 million that we received in January 2025 from Novartis in connection with our entry into the research collaboration and license agreement with Novartis. However, we have received equity consideration in certain of our collaborators and/or the right to receive option fees, cash milestone payments upon the achievement of specified development, regulatory, and commercial sales milestones for the drug discovery targets, and potential royalties. From time to time, we have also made additional equity investments in our drug discovery collaborators.
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
•drug discovery collaborators could suffer from operational delays as a result of global health impacts; and
•drug discovery collaborations may be terminated prior to our receipt of any significant value from the collaboration, which has happened to us in the past and may happen to us again in the future.
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
Our inability to locate and enroll a sufficient number of patients for clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.
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

Our reliance on third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, and legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our responsibility to comply with any such standards. We and these third parties are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA for all of our products in clinical development. Regulatory authorities in Europe and other jurisdictions have similar requirements. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that a given regulatory authority will determine that any of our clinical trials comply with cGCP regulations. We also are required to register any ongoing clinical trials and post the results of completed clinical trials on a U.S. government-sponsored database, clinicaltrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.
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
For the three and nine months ended September 30, 2026 and the year ended December 31, 2025, sales to customers outside of the United States accounted for approximately 33%, 38% and 40% of our total revenues, respectively. Operating in international markets requires significant resources and management attention and subjects us to regulatory, economic, and political risks that are different from those in the United States. We have limited operating experience in some international markets, and we cannot assure you that our expansion efforts into other international markets will be successful. Our experience in the United States and other international markets in which we already have a presence may not be relevant to our ability to expand in other markets. Our international expansion efforts may not be successful in creating further demand for our solutions outside of the United States or in effectively selling our solutions in the international markets we enter. In addition, we face risks in doing business internationally that could adversely affect our business, including:
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
•global health pandemics or epidemics; and
•unstable regional, economic and political conditions.

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
In addition, foreign regulatory authorities may change their approval policies and new regulations may be enacted. For instance, the European Union pharmaceutical legislation is currently undergoing a complete review process, in the context of the Pharmaceutical Strategy for Europe initiative, launched by the European Commission in November 2020. The European Commission’s proposal for revision of several legislative instruments related to medicinal products (potentially reducing the duration of regulatory data protection, revising the eligibility for expedited pathways, etc.) was published on April 26, 2023. On June 4, 2025, the Council of the European Union adopted its position on the proposed overhaul of the EU general pharmaceutical legislative framework, which is known as the new Pharma Package. On December 11, 2025, the European Parliament and European Council reached a provisional political agreement on the legislation. The revisions may have a significant impact on the pharmaceutical industry and our business. The new Pharma Package would, among other things, set a baseline period of eight years of data exclusivity and one year of market exclusivity with possible extensions for new indications up to a maximum of 11 years total. The new framework is expected to be adopted by the fall of 2026 and there will likely be a transition period of 24 months, with the changes taking effect in mid-2028.

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
For example, the loss of FDA leadership and personnel could lead to disruptions and delays in FDA guidance, review and approval of our product candidates. Pursuant to President Trump's E.O. 14210, “Implementing the President’s ‘Department of Government Efficiency’ Workforce Optimization Initiative,” the Secretary of Department of Health and Human Services, or HHS, announced on March 27, 2025, a reorganization and reduction in force across the Department of approximately 20,000 employees, with FDA’s workforce to decrease by 3,500 full-time employees. Shortly thereafter, thousands of employees at the FDA were fired on April 1, 2025. On July 14, 2025, following litigation reaching the U.S. Supreme Court, the administration began to carry out these layoffs across HHS, including the FDA.
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

On September 30, 2026, CMS issued a final rule for the Global Benchmark for Efficient Drug Pricing (GLOBE) Model, a Medicare Part B demonstration program scheduled to begin January 1, 2027 that may require manufacturers of certain covered drugs to pay additional rebates when U.S. prices exceed specified international pricing benchmarks. CMS has also proposed additional models that could apply similar concepts to other federal healthcare programs, such as the Guarding U.S. Medicare Against Rising Drug Costs for Medicare Part D drugs, referred to as GUARD, which is proposed to go into effect beginning January 1, 2027.

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
In addition to California, a number of other states have passed or are considering comprehensive privacy laws similar to the CCPA and CPRA. These laws are either in effect or will go into effect in the future. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). Some of the provisions of these laws may apply to our business activities. There are also states that are specifically regulating health information that may affect our business. For example, Washington state passed a consumer health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Other states already have or are considering similar laws in their states. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
The reciprocal tariffs and the fentanyl-related tariffs were imposed pursuant to the International Emergency Economic Powers Act, or the IEEPA. These tariffs were found to be unlawful by multiple federal courts in the spring and summer of 2025. On February 20, 2026, the U.S. Supreme Court held that the IEEPA does not authorize the U.S. President to impose tariffs, invalidating both the reciprocal tariffs and the drug trafficking tariffs. Shortly thereafter, President Trump issued a new executive order revoking the IEEPA tariffs and Customs and Border Protection ceased collecting the tariffs on February 24, 2026. The Trump administration then imposed a new 10% global tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. The Section 122 tariffs expired by operation of statute on July 24, 2026. However, on July 23, 2026, the Office of the U.S. Trade Representative announced final action under Section 301 of the Trade Act of 1974 imposing new tariffs on imports from 60 trading partners based on findings that those countries had failed to adopt and effectively enforce prohibitions on imports of goods produced with forced labor. The new tariffs, set at either 10% or 12.5% depending on the country’s level of commitment to forced-labor import restrictions, took effect on July 24, 2026, and replaced the tariffs that had been imposed under Section 122. The forced labor tariffs have been challenged in the U.S. Court of International Trade where the litigation is currently pending while the tariffs remain in effect. The Trump administration has also announced new investigations related to excess capacity covering 21 manufacturing and industrial sectors targeting 16 major trading partners under Section 301 of the same act, which may lead to additional tariffs. The deadline for final action by the Trump Administration on those investigations is March 2027.
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
In December 2025, as part of the National Defense Authorization Act for FY 2026, President Trump signed into law the BIOSECURE Act, which prohibits, subject to limited exceptions, the direct or indirect use of U.S. federal government contract, grant, and loan funds for purchasing biotechnology equipment and services from certain Chinese biotechnology companies of concern, or BCCs. Under the BIOSECURE Act, U.S. government agencies cannot (i) buy or obtain biotechnology equipment or services provided by a BCC, (ii) enter into, extend, or renew a contract with any entity using biotechnology equipment or services provided by a BCC to perform a government contract, or (iii) expend loan or grant funds for biotechnology equipment or services provided by a BCC, whether directly or through a loan or grant recipient. Instead of specifying particular Chinese entities as BCCs, the BIOSECURE Act treats any biotechnology companies that have been identified on the so-called 1260H List by the U.S. Department of War as Chinese Military Companies Operating in the United States as BCCs. The legislation allows for other biotechnology companies to be added to the federal funding prohibitions at a later time. On December 18, 2025, the Chairs of multiple Senate and House committees, including the House Select Committee on China, sent a letter to the Department of War recommending that WuXi be added to the 1260H list, which would make it a BCC. The 1260H list was updated by the Department of War in January 2024 and January 2025. On February 13, 2026, the Department published an updated list, which included WuXi, but then abruptly withdrew the list. Subsequently, on June 8, 2026, the Department of War released an updated version of its list of Chinese Military Companies operating in the United States, pursuant to the requirements of Section 1260H. Notably, the Department added WuXi to the list, along with two other biotechnology companies (Complete Genomics and Novogene). Since these companies were just added to the list, they will be covered under a five-year grandfather clause that allows any contracts signed before the effective date of the ban to be protected through 2031. Nonetheless, on June 11, 2026, WuXi filed a legal challenge to its designation as a Chinese Military Company. The U.S. District Court for the District of Columbia granted a preliminary injunction prohibiting enforcement of the designation. The litigation remains ongoing, and while the injunction provides interim relief from the designation, there can be no assurance regarding the ultimate outcome of the case or the potential impact of future governmental actions relating to national security, procurement, supply chain, or biotechnology-related restrictions.
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
As of October 28, 2026, our executive officers and directors and our stockholders who beneficially owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 39.8% of our common stock and all of our limited common stock, or, if the holder of our limited common stock exercised its right to convert each share of its limited common stock for one share of our common stock, approximately 47.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would influence the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets.

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
Our stock price has been, and is likely to continue to be, volatile. Since our initial public offering in February 2020 and through October 28, 2026, the intraday price of our common stock has fluctuated from a low of $10.94 to a high of $117.00. As a result of volatility, our stockholders may not be able to sell their common stock at or above the price paid for the shares. The market price for our common stock may be influenced by many factors, including:
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
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying any guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Our actual results have varied, and may in the future vary, from our guidance and the variations may be material.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of October 28, 2026, we had outstanding 65,913,601 shares of common stock and 9,164,193 shares of limited common stock. All of our outstanding shares of common stock, including shares of common stock issuable upon the conversion of shares of our limited common stock, are available for sale in the public market, subject only to the restrictions of Rule 144 under the Securities Act of 1933, as amended, in the case of our affiliates. In addition, certain of our executive officers, directors and affiliated stockholders have entered or may enter into Rule 10b5-1 plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the executive officer, director or affiliated stockholder when entering into the plan, without further direction from the executive officer, director or affiliated stockholder. A Rule 10b5-1 plan may be amended or terminated in some circumstances. Our executive officers, directors and affiliated stockholders also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material, nonpublic information.
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
We are party to an amended and restated sales agreement with Leerink Partners LLC, or Leerink Partners, as sales agent, with respect to an "at the market" offering program, or the ATM, under which we could offer and sell, from time to time pursuant to our Form S-3, shares of our common stock having an aggregate offering price of up to $250.0 million, through Leerink Partners. The number of shares that are sold by Leerink Partners after we request that sales be made will fluctuate based on the market price of our common stock during the sales period and limits we set with Leerink Partners. Therefore, it is not possible to predict the number of shares that will be ultimately issued by us, if any, pursuant to the amended and restated sales agreement. As of September 30, 2026, we have sold 323,085 shares of common stock for total net proceeds of $8.7 million, and have $241.1 million of common stock remaining available for sale under the ATM.
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

Name and Title	Action Taken (Date of Action)	Type of Trading Arrangement	Nature of Trading Arrangement	Duration of Trading Arrangement	Aggregate Number of Securities
Yvonne Tran, Executive Vice President, Chief Legal Officer and Chief People Officer	Adoption August 10, 2026	Rule 10b5-1 trading arrangement for exercise of stock options and sales of shares	Sale	Until August 1, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 42,000 shares
Patrick Lorton, Executive Vice President, Chief Technology Officer, Chief Operating Officer, Software	Adoption September 1, 2026	Rule 10b5-1 trading arrangement for sales of shares	Sale	Until December 31, 2027, or such earlier date upon which all transactions are completed or expire without execution	Up to 30,000 shares

Item 6. Exhibits.

Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Consultant Agreement, dated July 1, 1999, between Schrödinger, Inc. and Richard A. Friesner, as amended					X
10.2†	Amendment No. 1 to Research Collaboration and License Agreement, dated as of September 17, 2026, by and between the Registrant and Novartis Pharma AG					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101					X
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

Schrödinger, Inc.

Date: November 4, 2026	By:	/s/ Ramy Farid, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2026	By:	/s/ Richie Jain
Executive Vice President and Chief Financial Officer (Principal Financial Officer)